Form 10-Q
period 2019-06-30
BrightSphere Investment Group Inc.
filed 2019-08-09
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-36683

BRIGHTSPHERE Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-1121020
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 Clarendon Street, 53rd Floor		02116
Boston,	Massachusetts
(Address of principal executive offices)		(Zip Code)
(617)-369-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	BSIG	New York Stock Exchange
4.800% Notes due 2026	BSIG 26	New York Stock Exchange
5.125% Notes due 2031	BSA	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, nominal value $0.001 per share, outstanding as of August 5, 2019 was 91,592,320.

EXPLANATORY NOTE

On July 12, 2019, the BrightSphere corporate group, which consisted of BrightSphere Investment Group plc, a public company limited by shares incorporated under the laws of England and Wales and its operating subsidiaries (such operating subsidiaries and the holding company collectively, the “BrightSphere Group”), completed a redomestication, resulting in BrightSphere Investment Group Inc., a Delaware corporation, becoming the publicly traded parent company of the BrightSphere Group (the “Redomestication”). As part of the Redomestication, which was approved by the shareholders of BrightSphere Investment Group plc, existing shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. immediately prior to the effective time of the Redomestication. As a result, all outstanding shareholders of BrightSphere Investment Group plc became common stockholders of BrightSphere Investment Group Inc. Throughout this Form 10-Q, references to “BrightSphere,” “the Company,” “we” and “us” (i) for periods until the completion of the Redomestication, refer to BrightSphere Investment Group plc and (ii) for periods after the completion of the Redomestication, refer to BrightSphere Investment Group Inc. Also throughout this Form 10-Q, we refer to our equity securities (i) for periods until the completion of the Redomestication, as Ordinary Shares and (ii) for periods after the completion of the Redomestication, as shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$95.9	$340.6
Investment advisory fees receivable	156.6	159.1
Income taxes receivable	11.3	3.9
Fixed assets, net	58.3	49.0
Investments (includes balances reported at fair value of $204.1 and $196.6)	206.1	198.5
Acquired intangibles, net	68.4	71.7
Goodwill	274.6	274.6
Other assets	98.0	41.6
Deferred tax assets	263.5	270.1
Assets of consolidated Funds:
Cash and cash equivalents, restricted	7.4	4.9
Investments (includes balances reported at fair value of $128.1 and $124.8)	175.5	124.8
Other assets	9.5	14.9
Total assets	$1,425.1	$1,553.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$38.7	$54.3
Accrued incentive compensation	98.4	171.0
Due to OM plc	5.2	33.0
Other compensation liabilities	432.5	649.2
Accrued income taxes	55.6	53.6
Non-recourse borrowings	25.0	—
Third party borrowings	603.5	393.3
Other liabilities	52.0	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	9.0	13.1
Securities sold, not yet purchased, at fair value	1.6	1.7
Other liabilities	—	0.1
Total liabilities	1,321.5	1,377.6
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	81.8	41.9
Equity:
Ordinary shares (nominal value $0.001; 91,592,320 and 105,160,021 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	7.0	124.1
Accumulated other comprehensive loss	(19.8)	(20.9)
Non-controlling interests	1.8	1.6
Non-controlling interests in consolidated Funds	32.7	29.3
Total equity and redeemable non-controlling interests in consolidated Funds	103.6	176.1
Total liabilities and equity	$1,425.1	$1,553.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Management fees	$205.9	$226.4	$413.4	$471.4
Performance fees	(2.2)	3.0	(5.0)	5.0
Other revenue	1.5	3.3	2.9	5.8
Consolidated Funds’ revenue	1.9	1.2	3.0	1.4
Total revenue	207.1	233.9	414.3	483.6
Operating expenses:
Compensation and benefits	123.7	183.4	224.8	372.6
General and administrative expense	31.1	29.8	63.6	59.3
Amortization of acquired intangibles	1.7	1.7	3.3	3.3
Depreciation and amortization	4.0	3.5	7.8	6.9
Consolidated Funds’ expense	—	0.2	0.2	0.6
Total operating expenses	160.5	218.6	299.7	442.7
Operating income	46.6	15.3	114.6	40.9
Non-operating income and (expense):
Investment income	2.1	(0.4)	9.1	65.7
Interest income	0.3	0.6	1.4	1.1
Interest expense	(8.8)	(6.1)	(15.8)	(12.4)
Net consolidated Funds’ investment gains (losses)	(4.5)	(3.3)	9.1	(5.7)
Total non-operating income (loss)	(10.9)	(9.2)	3.8	48.7
Income from continuing operations before taxes	35.7	6.1	118.4	89.6
Income tax expense	14.1	3.6	35.7	32.3
Income from continuing operations	21.6	2.5	82.7	57.3
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—
Net income	21.6	2.5	82.7	57.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	(6.4)	0.4	2.0	(2.1)
Net income attributable to controlling interests	$28.0	$2.1	$80.7	$59.4

Earnings per share (basic) attributable to controlling interests	$0.31	$0.02	$0.85	$0.54
Earnings per share (diluted) attributable to controlling interests	0.31	0.02	0.85	0.54
Continuing operations earnings per share (basic) attributable to controlling interests	0.31	0.02	0.85	0.54
Continuing operations earnings per share (diluted) attributable to controlling interests	0.31	0.02	0.85	0.54
Weighted average ordinary shares outstanding	91.5	108.4	94.6	108.9
Weighted average diluted ordinary shares outstanding	91.5	108.6	94.7	109.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$21.6	$2.5	$82.7	$57.3
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.2	1.2
Foreign currency translation adjustment	(0.6)	(1.6)	(0.1)	(0.8)
Total other comprehensive income (loss)	—	(1.0)	1.1	0.4
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	(6.4)	0.4	2.0	(2.1)
Total comprehensive income attributable to controlling interests	$28.0	$1.1	$81.8	$59.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended June 30, 2019 and 2018
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
March 31, 2018	110.5	$0.1	$142.8	$(20.2)	122.7	$1.4	$47.9	$172.0	$37.2	$209.2
Repurchase of ordinary shares	(1.6)	—	(24.8)	—	(24.8)	—	—	(24.8)	—	(24.8)
Capital contribution (redemptions)	—	—	—	—	—	—	9.3	9.3	3.7	13.0
Equity-based compensation	—	—	1.6	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustment	—	—	—	(1.6)	(1.6)	—	—	(1.6)	—	(1.6)
Amortization related to derivatives securities, net of tax	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	(34.4)	(34.4)
Dividends ($0.10 per share)	—	—	(11.0)	—	(11.0)	—	—	(11.0)	—	(11.0)
Net income (loss)	—	—	2.1	—	2.1	—	0.9	3.0	(0.5)	2.5
June 30, 2018	108.9	$0.1	$110.7	$(21.2)	$89.6	$1.4	$58.1	$149.1	$6.0	$155.1

March 31, 2019	91.9	$0.1	$(9.7)	$(19.8)	$(29.4)	$1.8	$36.0	$8.4	$43.2	$51.6
Repurchase of ordinary shares	(0.3)	—	(3.3)	—	(3.3)	—	—	(3.3)	—	(3.3)
Capital contributions (redemptions)	—	—	—	—	—	—	4.0	4.0	37.7	41.7
Equity-based compensation	—	—	1.2	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustment	—	—	—	(0.6)	(0.6)	—	—	(0.6)	—	(0.6)
Amortization related to derivative securities, net of tax	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Dividends ($0.10 per share)	—	—	(9.2)	—	(9.2)	—	—	(9.2)	—	(9.2)
Net income	—	—	28.0	—	28.0	—	(7.3)	20.7	0.9	21.6
June 30, 2019	91.6	$0.1	$7.0	$(19.8)	$(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2019 and 2018
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2017	109.7	$0.1	$96.9	$(21.6)	75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(1.8)	—	(27.4)	—	(27.4)	—	—	(27.4)	—	(27.4)
Capital contribution (redemptions)	—	—	(0.1)	—	(0.1)	—	9.3	9.2	3.8	13.0
Equity-based compensation	—	—	2.9	—	2.9	—	—	2.9	—	2.9
Foreign currency translation adjustment	—	—	—	(0.8)	(0.8)	—	—	(0.8)	—	(0.8)
Amortization related to derivatives securities, net of tax	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	(41.5)	(41.5)
Dividends ($0.19 per share)	—	—	(21.0)	—	(21.0)	—	—	(21.0)	—	(21.0)
Net income (loss)	—	—	59.4	—	59.4	—	(1.8)	57.6	(0.3)	57.3
June 30, 2018	108.9	$0.1	$110.7	$(21.2)	$89.6	$1.4	$58.1	$149.1	$6.0	$155.1

December 31, 2018	105.2	$0.1	124.1	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of ordinary shares	0.2	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(13.8)	—	(183.8)	—	(183.8)	—	—	(183.8)	—	(183.8)
Capital contributions (redemptions)	—	—	—	—	—	—	4.0	4.0	37.3	41.3
Equity-based compensation	—	—	4.4	—	4.4	—	—	4.4	—	4.4
Foreign currency translation adjustment	—	—	—	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)
Amortization related to derivative securities, net of tax	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Business acquisition	—	—	—	—	—	0.2	—	0.2	—	0.2
Dividends ($0.20 per share)	—	—	(18.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
Net income	—	—	80.7	—	80.7	—	(0.6)	80.1	2.6	82.7
June 30, 2019	91.6	$0.1	$7.0	$(19.8)	$(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$82.7	$57.3
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	(2.0)	2.1
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	—	—
Amortization of acquired intangibles	3.3	3.3
Depreciation and other amortization	7.8	6.9
Amortization of debt-related costs	1.7	1.6
Amortization and revaluation of non-cash compensation awards	1.2	109.0
Net earnings from Affiliate accounted for using the equity method	(1.3)	(1.3)
Distributions received from equity method Affiliate	1.1	1.0
Gain on sale of investment in Affiliate	—	(65.7)
Deferred income taxes	5.7	(20.8)
(Gains) losses on other investments	(22.9)	2.7
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	2.3	9.9
(Increase) decrease in other receivables, prepayments, deposits and other assets	(12.1)	27.0
Increase (decrease) in accrued incentive compensation, amounts due to OM plc and other liabilities	(286.9)	(62.2)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(10.1)	(0.2)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(229.5)	70.6
Net income (loss) attributable to non-controlling interests in consolidated Funds	2.0	(2.1)
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	6.9	2.9
Purchase of investments	(126.4)	(72.1)
Sale of investments	87.3	78.6
Earnings from equity method investees	(6.1)	—
(Increase) decrease in receivables and other assets	5.4	(1.3)
Increase (decrease) in accounts payable and other liabilities	(4.2)	13.8
Net cash flows from operating activities of continuing operations of consolidated Funds	(35.1)	19.8
Net cash flows from operating activities of continuing operations	(264.6)	90.4
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	(264.6)	90.4
Cash flows from investing activities:
Additions of fixed assets	(17.1)	(8.0)
Proceeds from sale of investment in Affiliate	—	100.0
Purchase of investment securities	(12.4)	(72.3)
Sale of investment securities	22.7	30.3
Cash flows from investing activities of consolidated Funds
Contributions in equity method investees	(6.9)	—
Distributions received from equity method investees	3.4	—
Net cash flows from investing activities of continuing operations	(10.3)	50.0
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	(10.3)	50.0

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2019	2018

Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	265.0	15.0
Repayment of third party and non-recourse borrowings	(30.0)	(33.5)
Payment to OM plc for DTA Deed	(32.7)	—
Payment to OM plc for co-investment redemptions	(5.1)	(0.6)
Dividends paid to shareholders	(13.8)	(16.1)
Dividends paid to related parties	(4.8)	(5.2)
Payment to OM plc for promissory notes	—	(4.5)
Repurchases of ordinary shares	(187.2)	(27.5)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	7.0	13.2
Non-controlling interest capital redeemed	(3.0)	—
Redeemable non-controlling interest capital raised	37.8	—
Redeemable non-controlling interest capital redeemed	(0.5)	—
Net cash flows from financing activities of continuing operations	32.7	(59.2)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	32.7	(59.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	(242.2)	81.2
Cash and cash equivalents at beginning of period	345.5	200.4
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$103.3	$281.6

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$14.0	$11.4
Income taxes paid	31.8	15.5

Supplemental disclosure of non-cash investing and financing transactions:
De-consolidation of Funds	$—	$(41.5)

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business

BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets, timber and secondary Funds focused in real estate and private equity. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company operates in one business segment.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and February 25, 2019, the Company, OM plc and/or HNA Capital US (“HNA”) completed a series of transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the ordinary shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed, resulting in Paulson holding approximately 21.7% of the ordinary shares of the Company. The remaining shares held by HNA were bought back by the Company in the first quarter of 2019.
On July 12, 2019, the Company completed a redomestication process to change its publicly traded parent company from a company incorporated under the laws of England and Wales to a Delaware corporation. The scheme of arrangement pursuant to which the redomestication was effected was approved by the Company’s shareholders and the High Court of Justice of England and Wales. Effective as of the close of business on July 12, 2019, all issued ordinary shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. The common stock of BrightSphere Investment Group Inc. began trading on July 15, 2019, and the Company’s trading symbol on the NYSE remained unchanged as “BSIG.”
For the six months ended June 30, 2019, the Company repurchased 13,801,591 ordinary shares at an average price of $13.23 per share, or approximately $182.6 million in total. For the three months ended June 30, 2019, the Company repurchased 303,513 ordinary shares at an average price of $10.87 per share, or approximately $3.3 million in total.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations and of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows of the Company.
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Material intercompany balances and transactions among the Company and its consolidated Affiliates are eliminated in consolidation.
The Company has revised certain amounts in prior-period financial statements to conform to the current period’s presentation. The Company changed the presentation of the purchase and sale of investments by its consolidated Funds within cash flows from investing activities in the prior period’s Condensed Consolidated Statement of Cash Flows to conform to the current period’s presentation of showing such purchase and sale of investments within cash flows from operating activities. The change had no impact on the total cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statement of Cash Flows or any impact on the other Condensed Consolidated Financial Statements.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (annual report or Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
Recently adopted accounting standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“Topic 842”). Topic 842 requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. The Company adopted the standard on January 1, 2019 using the modified retrospective approach, without restating prior comparative periods. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases.

The Company recorded a ROU asset of approximately $44.2 million and a lease liability of approximately $49.9 million, primarily related to real estate operating leases on January 1, 2019, with no cumulative-effect adjustment to opening retained earnings. The initial recognition of ROU asset and lease liability represented a non-cash activity. The adoption of the new standard had a material impact on the Company’s Condensed Consolidated Balance Sheet, but did not have an impact on our Condensed Consolidated Statement of Operations.

The package of three practical expedients applicable to the Company have been elected which resulted in the Company not having to reassess whether expired or existing contracts upon adoption contained a lease. It also allowed the Company to retain the historical classifications of our leases and initial direct costs. The Company has also made an accounting policy election to apply short-term exemption to leases that meet the definition of short-term leases under the new standard.

On January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Summary of Significant Accounting Policies
Leases
The Company determines if an arrangement is a lease at inception. The Company’s leases qualify as operating leases and consist primarily of corporate offices, data centers, vehicles and certain equipment. Operating lease liabilities are included in Other liabilities and ROU assets are included in Other assets on the Condensed Consolidated Balance Sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company uses the implicit rate when readily determinable.
The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company elected both at transition and on an ongoing basis, to combine lease and non-lease components in calculating the lease liability and ROU asset for all operating leases.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Investments of consolidated Funds held at fair value	$128.1	$124.8
Other investments held at fair value	104.3	104.8
Investments related to long-term incentive compensation plans held at fair value	99.8	91.8
Total investments held at fair value	332.2	321.4
Equity-accounted investments in Affiliates and consolidated Funds(1)	49.4	1.9
Total investments per Condensed Consolidated Balance Sheets	$381.6	$323.3

(1)
Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost method investment. The transaction closed on January 5, 2018 and resulted in a gain of $65.7 million included in the table below.

Investment income is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized and unrealized gains (losses) on other investments held at fair value	$1.4	$(1.1)	$7.8	$(1.3)
Investment return of equity-accounted investments in Affiliates	0.7	0.7	1.3	1.3
Gain on sale of Affiliate carried at cost	—	—	—	65.7
Total investment income per Condensed Consolidated Statements of Operations	$2.1	$(0.4)	$9.1	$65.7

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

Investment gains (losses) on net consolidated funds is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$0.1	$(3.3)	$3.0	$(5.7)
Investment return of equity-accounted investments	(4.6)	—	6.1	—
Total net consolidated Funds’ investment gains (losses) per Condensed Consolidated Statements of Operations	$(4.5)	$(3.3)	$9.1	$(5.7)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2019
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$14.3	$—	$—	$—	$14.3
Short-term investment funds	2.9	—	—	—	2.9
Bank loans	—	104.8	—	—	104.8
Other investments	4.3	1.0	—	—	5.3
Derivatives	0.7	0.1	—	—	0.8
Consolidated Funds total	22.2	105.9	—	—	128.1
Investments in separate accounts(2)	35.9	10.6	—	—	46.5
Investments related to long-term incentive compensation plans(3)	99.8	—	—	—	99.8
Investments in unconsolidated Funds(4)	—	—	3.0	54.8	57.8
BSIG total	135.7	10.6	3.0	54.8	204.1
Total fair value assets	$157.9	$116.5	$3.0	$54.8	$332.2
Liabilities of consolidated Funds(1)
Derivatives	(1.4)	(0.2)	—	—	(1.6)
Consolidated Funds total	(1.4)	(0.2)	—	—	(1.6)
Total fair value liabilities	$(1.4)	$(0.2)	$—	$—	$(1.6)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$13.8	$—	$—	$—	$13.8
Short-term investment funds	2.2	—	—	—	2.2
Bank loans	—	63.9	—	—	63.9
Other investments	3.7	—	—	38.8	42.5
Derivatives	2.2	0.2	—	—	2.4
Consolidated Funds total	21.9	64.1	—	38.8	124.8
Investments in separate accounts(2)	35.0	8.2	—	—	43.2
Investments related to long-term incentive compensation plans(3)	91.8	—	—	—	91.8
Investments in unconsolidated Funds(4)	—	—	3.0	58.6	61.6
BSIG total	126.8	8.2	3.0	58.6	196.6
Total fair value assets	$148.7	$72.3	$3.0	$97.4	$321.4
Liabilities of consolidated Funds(1)
Common stock	$(0.8)	$—	$—	$—	$(0.8)
Derivatives	(0.8)	(0.1)	—	—	(0.9)
Consolidated Funds total	(1.6)	(0.1)	—	—	(1.7)
Total fair value liabilities	$(1.6)	$(0.1)	$—	$—	$(1.7)

(1)	Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates.
Equity securities, including common and preferred stock, short-term investment funds, other investments and derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. These securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.
The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. Assets of consolidated Funds also include investments in bank loans. Interests in senior floating-rate loans for which reliable market participant quotations are readily available are valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. These assets are classified as Level II.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.
The uncategorized amount of $0.0 million and $38.8 million at June 30, 2019 and December 31, 2018, respectively, represents investments made by consolidated Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These consolidated Funds consist of real estate and private equity investment Funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

(2)
Investments in separate accounts of $46.5 million at June 30, 2019 consist of approximately 8% of cash equivalents and 92% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $43.2 million at December 31, 2018 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long term compensation plans of $99.8 million and $91.8 million at June 30, 2019 and December 31, 2018, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $54.8 million and $58.6 million at June 30, 2019 and December 31, 2018, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The real estate investment Funds of $9.3 million and $12.3 million at June 30, 2019 and December 31, 2018, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to eleven years from June 30, 2019. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million at June 30, 2019 relates to investments in Timber Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Consolidated Funds other investments
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Level III financial assets
At beginning of the period	$—	$—	$—	$—
Transfers into Level III	—	26.5	—	26.5
Change in recognition based on adoption of ASU 2016-01	—	—	—	—
Total net fair value losses recognized in net income	—	—	—	—
Total Level III financial assets	$—	$26.5	$—	$26.5

	Investments in unconsolidated Funds
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Level III financial assets
At beginning of the period	$3.0	$6.3	$3.0	$—
Transfers into Level III	—	—	—	—
Change in recognition based on adoption of ASU 2016-01	—	—	—	6.4
Total net fair value losses recognized in net income	—	(1.1)	—	(1.2)
Total Level III financial assets	$3.0	$5.2	$3.0	$5.2

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

There were no significant transfers of financial assets or liabilities among Levels I, II or III during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company transferred $26.5 million of Consolidated Funds other investments into Level III. These investments were not previously classified on the fair value hierarchy.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities

The Company, through its Affiliates, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by Affiliates and other partnership interests typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to absorb more than an insignificant amount of the risks and rewards of the entity. Typically the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the
Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	6/30/2019	12/31/2018
Assets
Investments at fair value	$128.1	$124.8
Other assets of consolidated Funds	64.3	19.8
Total Assets	$192.4	$144.6
Liabilities
Liabilities of consolidated Funds	$10.6	$14.9
Total Liabilities	$10.6	$14.9

“Investments at fair value” consist of investments in bank loans, common and preferred stock, and other securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities held by consolidated Funds have no recourse to the Company's general credit.
The Company’s involvement with Funds that are VIEs and not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2019	December 31, 2018
Unconsolidated VIE assets	$7,178.1	$4,814.9
Unconsolidated VIE liabilities	$4,591.9	$2,115.1
Equity interests on the Condensed Consolidated Balance Sheets	$18.9	$22.5
Maximum risk of loss(1)	$29.1	$31.0

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	June 30, 2019			December 31, 2018
	Carrying value(1)	Fair Value	Fair Value Level	Carrying value(1)	Fair Value	Fair Value Level
$350 million revolving credit facility expiring October 15, 2019 (2)	$210.0	$210.0	2	$—	$—	2
Non-recourse seed capital facility expiring July 17, 2020 (2)	$25.0	$25.0	2	$—	$—
Long-term bonds:
$275 million 4.80% Senior Notes Due July 27, 2026	$272.3	$278.3	2	$272.2	$266.0	2000000
$125 million 5.125% Senior Notes Due August 1, 2031	$121.2	$123.0	2	$121.1	$102.3	2000000
Total borrowings and long-term debt	$628.5	$636.3		$393.3	$368.3

(1)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

(2)	Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases

The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
As of June 30, 2019, the ROU asset of $43.4 million was included within Other assets and the lease liability of $48.6 million was included within Other liabilities on the Condensed Consolidated Balance Sheet.
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30, 2019 (in millions, except lease term and discount rate):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$3.5	$6.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.7	7.3
ROU asset obtained in exchange for new operating lease liabilities	0.3	5.4

In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2019, the weighted average remaining lease term was 5.0 years and the weighted average discount rate was 4.11%.

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$7.3
2020	13.9
2021	12.7
2022	8.6
2023	3.8
Thereafter	7.4
Total lease payments	53.7
Less imputed interest	(5.1)
Total	$48.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $62 million in co-investments as of June 30, 2019. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2024.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of June 30, 2019, there were no material accruals for claims, legal proceedings or other contingencies.
Indemnifications
In the normal course of business, such as through agreements to enter into business combinations and divestitures of Affiliates, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2019, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2019.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable ordinary shares, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to controlling interests	$28.0	$2.1	$80.7	$59.4
Less: Total income available to participating unvested securities(1)	—	—	(0.1)	(0.2)
Total net income attributable to ordinary shares	$28.0	$2.1	$80.6	$59.2
Denominator:
Weighted-average ordinary shares outstanding—basic	91,457,301	108,445,541	94,550,527	108,918,328
Potential ordinary shares:
Restricted stock units	38,332	175,580	118,948	185,919
Weighted-average ordinary shares outstanding—diluted	91,495,633	108,621,121	94,669,475	109,104,247
Earnings per ordinary share attributable to controlling interests:
Basic	$0.31	$0.02	$0.85	$0.54
Diluted	$0.31	$0.02	$0.85	$0.54

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.
Employee options to purchase 8,970,000 shares were not included in the computation of diluted EPS for the three and six months ended June 30, 2019 because the assumed proceeds from exercising such options exceed the average price of the ordinary shares for the period and, therefore, the options are deemed antidilutive.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue

Management fees
The Company’s management fees are a function of the fee rates the Affiliates charge to their clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The greatest driver of increases or decreases in this average fee rate is changes in the mix of the Company’s assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.
Performance fees
The Company’s alternative products subject to performance fees earn these fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts / other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmarks (i.e. fulcrum fees).
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.3 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively. Revenue from expense reimbursement amounted to $2.3 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The Company classifies its revenue (including only consolidated Affiliates that are included in management fee revenue) among the following asset classes:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
Revenue by asset class for the three and six months ended June 30, 2019 and 2018 were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. equity	$40.0	$45.5	$80.4	$93.1
Global / non-U.S. equity	116.0	126.2	232.9	254.8
Fixed income	6.5	6.8	12.9	13.6
Alternatives	43.4	47.9	87.2	109.9
Management fee revenue	$205.9	$226.4	$413.4	$471.4

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2019 and 2018 are as follows:

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2019	$2.3	$(22.1)	$(19.8)
Foreign currency translation adjustment	(0.6)		(0.6)
Amortization related to derivative securities, before tax		0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.6)	0.6	—
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2018	$4.3	$(24.5)	$(20.2)
Foreign currency translation adjustment	(1.6)		(1.6)
Amortization related to derivative securities, before tax		0.7	0.7
Tax impact	—	(0.1)	(0.1)
Other comprehensive income (loss)	(1.6)	0.6	(1.0)
Balance, as of June 30, 2018	$2.7	$(23.9)	$(21.2)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and June 30, 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation	(0.1)		(0.1)
Amortization related to derivative securities, before tax		1.5	1.5
Tax impact	—	(0.3)	(0.3)
Other comprehensive income (loss)	(0.1)	1.2	1.1
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Foreign currency translation	(0.8)		(0.8)
Amortization related to derivative securities, before tax		1.4	1.4
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.8)	1.2	0.4
Balance, as of June 30, 2018	$2.7	$(23.9)	$(21.2)

For the three months ended June 30, 2019 and 2018, the Company reclassified $0.8 million and $0.7 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.
For the six months ended June 30, 2019 and 2018, the Company reclassified $1.5 million and $1.4 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging

Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 6, Borrowings and Debt, for additional information on the debt issuances.
As of June 30, 2019, the balance recorded in accumulated other comprehensive income (loss) was $(21.5) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.8 million and $0.7 million have been reclassified for the three months ended June 30, 2019 and 2018, respectively, and amounts of $1.5 million and $1.4 million have been reclassified for the six months ended June 30, 2019 and 2018, respectively. During the next twelve months the Company expects to reclassify approximately $3.0 million to interest expense.
Derivatives of consolidated Funds
In the normal course of business, the Company’s consolidated Funds may enter into transactions involving derivative financial instruments in connection with Funds’ investing activities. Derivative instruments may be used as substitutes for securities in which the Funds can invest, to hedge portfolio investments or to generate income or gain to the Funds. The Funds may also use derivatives to manage duration; sector and yield curve exposures and credit and spread volatility. Derivative financial instruments base their value upon an underlying asset, index or reference rate. These instruments are subject to various risks, including leverage, market, credit, liquidity and operational risks. The Funds manage the risks associated with derivatives on an aggregate basis, along with the risks associated with its trading and as part of its overall risk management policies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” refer to BSIG, and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or “BSUS,” a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes which appear elsewhere in this Quarterly Report on Form 10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” at the end of this Item 2 for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.
Our MD&A is presented in five sections:

•
Overview provides a brief description of our Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and strategy, and net flows by asset class, client type and client location.

•
U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2019 and 2018, as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2019 and 2018 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

•
Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Adjusted EBITDA; Future Capital Needs; and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.

•	Critical Accounting Policies and Estimates provides a discussion of the key accounting policies used in the preparation of our U.S. GAAP financial statements.

Overview
We are a diversified, multi-boutique asset management firm headquartered in Boston, Massachusetts. We completed a redomestication process to change our publicly traded parent company from a United Kingdom company to a Delaware corporation on July 12, 2019. We operate our business through seven affiliate firms to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.
Our Affiliates and their principal strategies include:

•	Acadian Asset Management LLC (“Acadian”)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies.

•
Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”)—a widely recognized value-oriented investment manager of U.S., international and global equities, fixed income and a range of balanced investment management strategies.

•
Campbell Global, LLC (“Campbell Global”)—a leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Investment Counselors of Maryland, LLC (“ICM”)(1)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

•	Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

(1)	Accounted for under the equity method of accounting.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $47.9 billion, or 21% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.

Our largest expense item is compensation and benefits paid to our and our Affiliates’ employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.
The arrangements in place with our Affiliates result in the sharing of economics between BSUS and each Affiliate’s key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate’s equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of BSUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incentivized to achieve that growth.
Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from BSUS acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by BSUS; see "—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense" for a further discussion.
How We Measure Performance
We manage our business in aggregate based on a single reportable segment, reflecting how our management assesses the performance of our business. Within our organizational framework, the same operational resources support multiple products and Affiliates and performance is evaluated at a consolidated level.
In measuring and monitoring the key components of our earnings, our management uses a non-GAAP financial measure, ENI, to evaluate the financial performance of, and to make operational decisions for, our business. We also use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is an important measure in evaluating our financial performance because we believe it most accurately represents our operating performance and cash generation capability.
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business, restructuring, and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted for amortization of acquisition-related contingent consideration and pre-acquisition retained equity with service components.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our shareholders and includes our share of earnings from equity-accounted Affiliates.

ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our shareholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude amounts from consolidated Funds which are not attributable to our shareholders, revaluations of Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and other acquisition-related items, and certain other non-cash expenses.
“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example, the portion of the net income (loss) of any consolidated Fund that is attributable to the outside investors or clients of the consolidated Fund is included in “Non-controlling interests” in our Condensed Consolidated Financial Statements. Conversely, “controlling interests” is the portion of revenue or expense that is attributable to our shareholders.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure — Economic Net Income."
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2019 and 2018:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
U.S. GAAP Basis
Revenue	$207.1	$233.9	$(26.8)	$414.3	$483.6	$(69.3)
Pre-tax income from continuing operations attributable to controlling interests	42.1	5.7	36.4	116.4	91.7	24.7
Net income from continuing operations attributable to controlling interests	28.0	2.1	25.9	80.7	59.4	21.3
Net income attributable to controlling interests	28.0	2.1	25.9	80.7	59.4	21.3
U.S. GAAP operating margin(1)	22.5%	6.5%	1596 bps	27.7%	8.5%	1920 bps
Earnings per share, basic ($)	$0.31	$0.02	$0.29	$0.85	$0.54	$0.31
Earnings per share, diluted ($)	$0.31	$0.02	$0.29	$0.85	$0.54	$0.31
Basic shares outstanding (in millions)	91.5	108.4	(16.9)	94.6	108.9	(14.3)
Diluted shares outstanding (in millions)	91.5	108.6	(17.1)	94.7	109.1	(14.4)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$204.6	$230.7	$(26.1)	$410.3	$478.5	$(68.2)
Pre-tax economic net income(5)	53.2	65.8	(12.6)	104.8	137.2	(32.4)
Adjusted EBITDA	63.4	72.8	(9.4)	122.3	151.8	(29.5)
ENI operating margin(6)	35.8%	38.1%	(237) bps	34.5%	39.1%	(461) bps
Economic net income(7)	41.0	50.5	(9.5)	80.2	105.4	(25.2)
ENI diluted EPS ($)	$0.45	$0.47	$(0.02)	$0.85	$0.97	$(0.12)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$225.0	$234.3	$(9.3)	$225.0	$234.3	$(9.3)
Net client cash flows (in billions)	(2.9)	(4.1)	1.2	(4.7)	(2.2)	(2.5)
Annualized revenue impact of net flows (8)	(14.4)	(15.2)	0.8	(20.3)	3.8	(24.1)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)
Excludes restructuring costs at the Center of $4.5 million and costs associated with the redomicile to the U.S. of $1.1 million for the six months ended June 30, 2019. For the three months ended June 30, 2019, restructuring costs at the Center were $0.5 million and costs associated with the redomicile were $0.8 million.

(4)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin corresponds to our U.S. GAAP operating margin, excluding the effect of consolidated Funds.

(7)	Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

(8)
Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Assets Under Management" herein.

Assets Under Management
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2019	December 31, 2018
Acadian Asset Management	$98.0	$86.2
Barrow, Hanley, Mewhinney & Strauss	76.6	72.0
Campbell Global	4.7	4.6
Copper Rock Capital Partners	4.5	4.0
Investment Counselors of Maryland	2.2	1.8
Landmark Partners	18.1	17.8
Thompson, Siegel & Walmsley	20.9	19.9
Total assets under management	$225.0	$206.3

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2019	December 31, 2018
U.S. equity, small/smid cap value	$5.7	$5.1
U.S. equity, mid cap value	9.8	9.6
U.S. equity, large cap value	49.0	45.2
U.S. equity, core/blend	2.9	2.7
Total U.S. equity	67.4	62.6
Global equity	38.8	34.4
International equity	52.9	46.4
Emerging markets equity	28.0	26.0
Total global / non-U.S. equity	119.7	106.8
Fixed income	14.4	13.1
Alternatives	23.5	23.8
Total assets under management	$225.0	$206.3

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
Sub-advisory	$64.3	28.6%	$61.3	29.7%
Corporate/Union	39.4	17.5%	36.4	17.6%
Public/Government	71.8	31.8%	63.9	31.0%
Endowment/Foundation	5.1	2.3%	4.5	2.2%
OM plc Group	2.2	1.0%	2.1	1.0%
Commingled Trust/UCITS	30.8	13.7%	28.2	13.7%
Mutual Fund	2.2	1.0%	2.0	1.0%
Other	9.2	4.1%	7.9	3.8%
Total assets under management	$225.0		$206.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
U.S.	$169.9	75.5%	$156.8	76.0%
Europe	19.9	8.8%	17.3	8.4%
Asia	11.4	5.1%	10.4	5.0%
Australia	10.3	4.6%	9.2	4.5%
Other	13.5	6.0%	12.6	6.0%
Total assets under management	$225.0		$206.3

AUM flows and the annualized revenue impact of net flows
In the following tables, we present our asset flows and market appreciation by asset class, client type and client location. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation.
The annualized revenue impact of net flows metric is designed to provide investors with a better indication of the potential financial impact of net client cash flows, however it has certain limitations. For instance, it does not include assumptions for the next twelve months' market appreciation or depreciation and investment performance associated with the assets gained or lost. Nor does it account for factors such as future client terminations or additional contributions or withdrawals over the next twelve months. Additionally, the basis points reported are fee rates based on the asset levels at the time of the transactions and do not consider the fact that client fee rates may change over the next twelve months.

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2019	2018	2019	2018
U.S. equity
Beginning balance	$67.8	$76.6	$62.6	$81.2
Gross inflows	0.8	0.7	1.8	2.2
Gross outflows	(3.4)	(4.6)	(6.1)	(7.7)
Net flows	(2.6)	(3.9)	(4.3)	(5.5)
Market appreciation (depreciation)	2.2	2.1	9.1	(0.9)
Ending balance	$67.4	$74.8	$67.4	$74.8
Average AUM	$67.0	$76.1	$66.6	$78.4
Average AUM of consolidated Affiliates	$64.8	$74.0	$64.5	$76.3

Global / non-U.S. equity
Beginning balance	$117.6	$126.3	$106.8	$126.2
Gross inflows	2.8	4.4	7.9	9.2
Gross outflows	(3.6)	(4.9)	(8.1)	(9.6)
Net flows	(0.8)	(0.5)	(0.2)	(0.4)
Market appreciation (depreciation)	2.9	(3.5)	13.1	(3.5)
Ending balance	$119.7	$122.3	$119.7	$122.3
Average AUM(1)	$117.8	$125.1	$116.0	$126.8

Fixed income
Beginning balance	$12.9	$13.9	$13.1	$13.5
Gross inflows	1.2	0.4	1.6	1.3
Gross outflows	(0.4)	(0.3)	(1.6)	(0.5)
Net flows	0.8	0.1	—	0.8
Market appreciation (depreciation)	0.7	(0.2)	1.3	(0.5)
Ending balance	$14.4	$13.8	$14.4	$13.8
Average AUM(1)	$13.5	$13.9	$13.3	$13.7

Alternatives
Beginning balance	$24.0	$23.3	$23.8	$22.1
Gross inflows	0.3	0.6	0.7	3.7
Gross outflows	(0.4)	(0.3)	(0.6)	(0.6)
Hard asset disposals	(0.2)	(0.1)	(0.3)	(0.2)
Net flows	(0.3)	0.2	(0.2)	2.9
Market appreciation (depreciation)	(0.2)	(0.1)	(0.1)	(0.1)
Other(2)	—	—	—	(1.5)
Ending balance	$23.5	$23.4	$23.5	$23.4
Average AUM(1)	$23.8	$23.3	$23.8	$22.8

Total
Beginning balance	$222.3	$240.1	$206.3	$243.0
Gross inflows	5.1	6.1	12.0	16.4
Gross outflows	(7.8)	(10.1)	(16.4)	(18.4)
Hard asset disposals	(0.2)	(0.1)	(0.3)	(0.2)
Net flows	(2.9)	(4.1)	(4.7)	(2.2)
Market appreciation (depreciation)	5.6	(1.7)	23.4	(5.0)
Other(2)	—	—	—	(1.5)
Ending balance	$225.0	$234.3	$225.0	$234.3
Average AUM	$222.1	$238.4	$219.7	$241.7
Average AUM of consolidated Affiliates	$219.9	$236.3	$217.6	$239.6

Annualized basis points: inflows	36.0	42.3	35.1	46.4
Annualized basis points: outflows	40.9	40.2	37.4	38.9
Annualized revenue impact of net flows ($ in millions)	$(14.4)	$(15.2)	$(20.3)	$3.8

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
We also analyze our asset flows by client type and client location. Our client types include:

i.
Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by mutual fund platforms and insurance companies, where the end client is typically retail;

ii.
Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sub-advisory
Beginning balance	$65.3	$76.7	$61.3	$80.1
Gross inflows	1.2	1.2	2.5	3.2
Gross outflows	(4.3)	(4.0)	(7.8)	(7.4)
Net flows	(3.1)	(2.8)	(5.3)	(4.2)
Market appreciation (depreciation)	2.1	0.7	8.3	(1.3)
Ending balance	$64.3	$74.6	$64.3	$74.6

Institutional
Beginning balance	$145.7	$152.3	$135.1	$151.9
Gross inflows	3.6	4.5	8.2	12.4
Gross outflows	(3.1)	(5.7)	(7.7)	(10.3)
Hard asset disposals	(0.2)	(0.1)	(0.3)	(0.2)
Net flows	0.3	(1.3)	0.2	1.9
Market appreciation (depreciation)	3.3	(2.2)	14.0	(3.5)
Other(1)	—	—	—	(1.5)
Ending balance	$149.3	$148.8	$149.3	$148.8

Retail/Other
Beginning balance	$11.3	$11.1	$9.9	$11.0
Gross inflows	0.3	0.4	1.3	0.8
Gross outflows	(0.4)	(0.4)	(0.9)	(0.7)
Net flows	(0.1)	—	0.4	0.1
Market appreciation (depreciation)	0.2	(0.2)	1.1	(0.2)
Ending balance	$11.4	$10.9	$11.4	$10.9

Total
Beginning balance	$222.3	$240.1	$206.3	$243.0
Gross inflows	5.1	6.1	12.0	16.4
Gross outflows	(7.8)	(10.1)	(16.4)	(18.4)
Hard asset disposals	(0.2)	(0.1)	(0.3)	(0.2)
Net flows	(2.9)	(4.1)	(4.7)	(2.2)
Market appreciation (depreciation)	5.6	(1.7)	23.4	(5.0)
Other(1)	—	—	—	(1.5)
Ending balance	$225.0	$234.3	$225.0	$234.3

(1)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.
Beginning balance	$168.1	$186.7	$156.8	$190.1
Gross inflows	3.7	3.3	7.6	11.2
Gross outflows	(6.2)	(8.5)	(12.2)	(15.3)
Hard asset disposals	(0.1)	(0.1)	(0.2)	(0.2)
Net flows	(2.6)	(5.3)	(4.8)	(4.3)
Market appreciation (depreciation)	4.4	(1.0)	17.9	(4.1)
Other(1)	—	—	—	(1.3)
Ending balance	$169.9	$180.4	$169.9	$180.4

Non-U.S.
Beginning balance	$54.2	$53.4	$49.5	$52.9
Gross inflows	1.4	2.8	4.4	5.2
Gross outflows	(1.6)	(1.6)	(4.2)	(3.1)
Hard asset disposals	(0.1)	—	(0.1)	—
Net flows	(0.3)	1.2	0.1	2.1
Market appreciation (depreciation)	1.2	(0.7)	5.5	(0.9)
Other(1)	—	—	—	(0.2)
Ending balance	$55.1	$53.9	$55.1	$53.9

Total
Beginning balance	$222.3	$240.1	$206.3	$243.0
Gross inflows	5.1	6.1	12.0	16.4
Gross outflows	(7.8)	(10.1)	(16.4)	(18.4)
Hard asset disposals	(0.2)	(0.1)	(0.3)	(0.2)
Net flows	(2.9)	(4.1)	(4.7)	(2.2)
Market appreciation (depreciation)	5.6	(1.7)	23.4	(5.0)
Other(1)	—	—	—	(1.5)
Ending balance	$225.0	$234.3	$225.0	$234.3

(1)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At June 30, 2019, our total assets under management were $225.0 billion, an increase of $2.7 billion, or 1.2%, compared to $222.3 billion at March 31, 2019 and a decrease of $(9.3) billion, or (4.0)%, compared to $234.3 billion at June 30, 2018. The change in assets under management during the three months ended June 30, 2019 reflects net market appreciation of $5.6 billion, and net flows of $(2.9) billion, including hard asset disposals of $(0.2) billion. Net client cash flows excluding hard asset disposals for the three months ended June 30, 2019 were $(2.7) billion, compared to $(1.7) billion for the three months ended March 31, 2019 and $(4.0) billion for the three months ended June 30, 2018. The change in assets under management during the six months ended June 30, 2019 reflects net market appreciation of $23.4 billion offset by net flows of $(4.7) billion.
For the three months ended June 30, 2019, our net flows were $(2.9) billion compared to $(1.8) billion for the three months ended March 31, 2019 and $(4.1) billion for the three months ended June 30, 2018. The change in net flows during the three months ended June 30, 2019 compared to the three months ended March 31, 2019 was driven by lower gross sales. Hard asset disposals of $(0.2) billion, $(0.1) billion and $(0.1) billion are reflected in the net flows for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively, and represent a liquidation and return of capital for investors in those assets. For the three months ended June 30, 2019, the annualized revenue impact of the net flows was $(14.4) million, as gross inflows of $5.1 billion during the three-month period were into asset classes yielding approximately 36 bps and gross outflows and hard asset disposals in the same period of $(8.0) billion were out of asset classes yielding approximately 41 bps.  This is compared to the annualized revenue impact of net flows of $(5.9) million for the three months ended March 31, 2019 and $(15.2) million for the three months ended June 30, 2018.
For the six months ended June 30, 2019, our net flows were $(4.7) billion compared to $(2.2) billion for the six months ended June 30, 2018. The net flows in the six months ended June 30, 2019 were mainly impacted by lower sales in Alternatives in 2019, due to the cycle of fundraising. Hard asset disposals of $(0.3) billion are reflected in the net flows for the six months ended June 30, 2019 and $(0.2) billion for the six months ended June 30, 2018. For the six months ended June 30, 2019, the annualized revenue impact of the net flows decreased to $(20.3) million compared to $3.8 million for the six months ended June 30, 2018, which reflects basis points on inflows lower than outflows, as a result of higher fee Alternatives sales not repeating in 2019. Gross inflows of $12.0 billion in the six months ended June 30, 2019 yielded approximately 35 bps compared to $16.4 billion yielding approximately 46 bps in the year-ago period. Gross outflows and hard asset disposals of $(16.7) billion yielded approximately 37 bps in the six months ended June 30, 2019 compared to $(18.6) billion yielding approximately 39 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$205.9	$226.4	$(20.5)	$413.4	$471.4	$(58.0)
Performance fees	(2.2)	3.0	(5.2)	(5.0)	5.0	(10.0)
Other revenue	1.5	3.3	(1.8)	2.9	5.8	(2.9)
Consolidated Funds’ revenue	1.9	1.2	0.7	3.0	1.4	1.6
Total revenue	207.1	233.9	(26.8)	414.3	483.6	(69.3)
Compensation and benefits	123.7	183.4	(59.7)	224.8	372.6	(147.8)
General and administrative expense	31.1	29.8	1.3	63.6	59.3	4.3
Amortization of acquired intangibles	1.7	1.7	—	3.3	3.3	—
Depreciation and amortization	4.0	3.5	0.5	7.8	6.9	0.9
Consolidated Funds’ expense	—	0.2	(0.2)	0.2	0.6	(0.4)
Total expenses	160.5	218.6	(58.1)	299.7	442.7	(143.0)
Operating income	46.6	15.3	31.3	114.6	40.9	73.7
Investment income	2.1	(0.4)	2.5	9.1	65.7	(56.6)
Interest income	0.3	0.6	(0.3)	1.4	1.1	0.3
Interest expense	(8.8)	(6.1)	(2.7)	(15.8)	(12.4)	(3.4)
Net consolidated Funds’ investment gains (losses)	(4.5)	(3.3)	(1.2)	9.1	(5.7)	14.8
Income from continuing operations before taxes	35.7	6.1	29.6	118.4	89.6	28.8
Income tax expense	14.1	3.6	10.5	35.7	32.3	3.4
Income from continuing operations	21.6	2.5	19.1	82.7	57.3	25.4
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	—	—
Net income	21.6	2.5	19.1	82.7	57.3	25.4
Net income (loss) attributable to non-controlling interests in consolidated Funds	(6.4)	0.4	(6.8)	2.0	(2.1)	4.1
Net income attributable to controlling interests	$28.0	$2.1	$25.9	$80.7	$59.4	$21.3

Basic earnings per share ($)	$0.31	$0.02	$0.29	$0.85	$0.54	$0.31
Diluted earnings per share ($)	0.31	0.02	0.29	0.85	0.54	0.31
Weighted average basic ordinary shares outstanding	91.5	108.4	(16.9)	94.6	108.9	(14.3)
Weighted average diluted ordinary shares outstanding	91.5	108.6	(17.1)	94.7	109.1	(14.4)

U.S. GAAP operating margin(1)	22.5%	6.5%		27.7%	8.5%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2019	2018	2019	2018
Net income attributable to controlling interests	$28.0	$2.1	$80.7	$59.4
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—	—	—
Net income from continuing operations attributable to controlling interests	28.0	2.1	80.7	59.4
Add: Income tax expense (benefit)	14.1	3.6	35.7	32.3
Pre-tax income from continuing operations attributable to controlling interests	$42.1	$5.7	$116.4	$91.7
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of consulting services as well as reimbursement of certain Fund expenses our Affiliates paid on behalf of our Funds; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 37.5 bps and 38.3 bps for the three and six months ended June 30, 2019, respectively, and 38.4 bps and 39.7 bps for the three and six months ended June 30, 2018, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, net catch-up fees or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$40.0	25	$45.5	25	$80.4	25	$93.1	25
Global / non-U.S. equity	116.0	40	126.2	40	232.9	41	254.8	41
Fixed income	6.5	19	6.8	20	12.9	19	13.6	20
Alternatives	43.4	73	47.9	82	87.2	74	109.9	97
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$205.9	37.5	$226.4	38.4	$413.4	38.3	$471.4	39.7
Average AUM excluding equity-accounted Affiliates	$219.9		$236.3		$217.6		$239.6
Average AUM including equity-accounted Affiliates & weighted average fee rate	$222.1	37.7	$238.4	38.6	$219.7	38.5	$241.7	39.8

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Management fees decreased $(20.5) million, or (9.1)%, from $226.4 million for the three months ended June 30, 2018 to $205.9 million for the three months ended June 30, 2019. The decrease was due to lower levels of average assets under management excluding equity-accounted Affiliates, and net catch-up fees associated with alternative assets earned in 2018 not repeating in 2019. Net catch-up fees represent payment of certain Fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Average assets under management excluding equity-accounted Affiliates decreased (6.9)%, from $236.3 billion for the three months ended June 30, 2018 to $219.9 billion for the three months ended June 30, 2019.
The decrease in management fee revenue is also driven by the decreases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 37.5 basis points for the three months ended June 30, 2019 and 38.4 basis points for the three months ended June 30, 2018, with the decrease driven mostly by the mix of flows and market movements over the past four quarters and the decline in net catch-up fees.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Management fees decreased $(58.0) million, or (12.3)%, from $471.4 million for the six months ended June 30, 2018 to $413.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in both average assets under management excluding equity-accounted Affiliates and our weighted average fee rate in the six months ended June 30, 2019. Management fee revenue fell (20.7)% for alternative products and (8.6)% for global / non-U.S. equity, while falling (13.6)% for U.S. equity and (5.1)% for fixed income products. The decrease in alternative product management fee revenue was caused by alternative net catch-up fees earned in 2018 that did not repeat in 2019. Average assets under management excluding equity-accounted Affiliates decreased (9.2)%, from $239.6 billion for the six months ended June 30, 2018 to $217.6 billion for the six months ended June 30, 2019, mainly driven by the market decline in the fourth quarter of 2018.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.3 basis points for the six months ended June 30, 2019 and 39.7 basis points for the six months ended June 30, 2018. The decrease was primarily driven by the impact of net catch-up fees for alternative products.

Performance Fees
Approximately $47.9 billion, or 21% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.

Three months ended June 30, 2019 compared to three months ended June 30, 2018: Performance fees decreased $(5.2) million, from $3.0 million for the three months ended June 30, 2018 to $(2.2) million for the three months ended June 30, 2019. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The net negative performance fees in the three months ended June 30, 2019 represent downward management fee adjustments in certain sub-advisory accounts (i.e. fulcrum fees). The decrease was also attributable to lower performance fees earned by Alternative products.

Six months ended June 30, 2019 compared to six months ended June 30, 2018: Performance fees decreased $(10.0) million, from $5.0 million for the six months ended June 30, 2018 to $(5.0) million for the six months ended June 30, 2019. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease was also attributable to lower performance fees earned by Alternative products.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of June 30, 2019.
Other Revenue
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Other revenue decreased $(1.8) million, from $3.3 million for the three months ended June 30, 2018 to $1.5 million for the three months ended June 30, 2019. The decrease was primarily attributable to the decrease in revenue recorded for certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund for the three months ended June 30, 2019.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Other revenue decreased $(2.9) million, from $5.8 million for the six months ended June 30, 2018 to $2.9 million for the six months ended June 30, 2019. The decrease was primarily attributable to the decrease in revenue recorded for certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund for the six months ended June 30, 2019.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:

i.
compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, revaluation of key employee owned Affiliate equity and profit interests, and the amortization of acquisition-related consideration and pre-acquisition employee equity;

ii.	general and administrative expenses;

iii.	amortization of acquired intangible assets;

iv.	depreciation and amortization charges; and

v.	expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Fixed compensation and benefits(1)	$48.4	$47.5	$99.2	$96.7
Sales-based compensation(2)	3.1	4.2	5.8	9.1
Variable compensation(3)	49.0	61.3	101.7	125.2
Affiliate key employee distributions(4)	13.8	18.7	27.2	42.4
Non-cash Affiliate key employee equity revaluations(5)	7.1	34.0	(13.0)	63.9
Acquisition-related consideration and pre-acquisition employee equity(6)	2.3	17.7	3.9	35.3
Total U.S. GAAP compensation and benefits expense	$123.7	$183.4	$224.8	$372.6

(1)
Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2019, $47.3 million and $97.0 million, respectively, of fixed compensation and benefits (of the $48.4 million and $99.2 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and six months ended June 30, 2018, $44.8 million and $91.7 million, respectively of fixed compensation and benefits (of the $47.5 million and $96.7 million above) is included within economic net income, and also excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.

(2)
Sales-based compensation is paid to our sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. For Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Cash variable compensation	$44.6	$55.9	$91.4	$115.6
Non-cash equity-based award amortization	4.4	5.4	10.3	9.6
Total variable compensation(a)	$49.0	$61.3	$101.7	$125.2

(a)
For the three and six months ended June 30, 2019, $48.4 million and $97.1 million, respectively of variable compensation expense (of the $49.0 million and $101.7 million, respectively) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center.

(4)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.

(5)
Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of twelve-month earnings and as such a liability is carried on our balance sheet based on the expected cash to be paid. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period.

(6)
Acquisition-related consideration and pre-acquisition employee equity represents the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction. It also includes the value of employee equity owned pre-acquisition. These items have been included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Compensation and benefits expense decreased $(59.7) million, or (32.6)%, from $183.4 million for the three months ended June 30, 2018 to $123.7 million for the three months ended June 30, 2019. Fixed compensation and benefits increased $0.9 million, or 1.9%, from $47.5 million for the three months ended June 30, 2018 to $48.4 million for the three months ended June 30, 2019, primarily reflecting new hires at the Affiliates and annual cost of living increases. Variable compensation decreased $(12.3) million, or (20.1)%, from $61.3 million for the three months ended June 30, 2018 to $49.0 million for the three months ended June 30, 2019. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center. Sales-based compensation decreased $(1.1) million, or (26.2)%, from $4.2 million for the three months ended June 30, 2018 to $3.1 million for the three months ended June 30, 2019, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(4.9) million, or (26.2)%, from $18.7 million for the three months ended June 30, 2018 to $13.8 million for the three months ended June 30, 2019 as a result of lower underlying operating earnings and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(26.9) million, from $34.0 million for the three months ended June 30, 2018 to $7.1 million for the three months ended June 30, 2019. Acquisition-related consideration and pre-acquisition equity decreased by $(15.4) million from $17.7 million for the three months ended June 30, 2018 to $2.3 million for the three months ended June 30, 2019. The decreases in the revaluations of Affiliate equity and amortization of acquisition-related consideration and pre-acquisition equity were driven by the impact of the contingent consideration arrangement at Landmark that was included in the 2018 results. This was recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangement, and was fully accrued for as of December 31, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018: Compensation and benefits expense decreased $(147.8) million, or (39.7)%, from $372.6 million for the six months ended June 30, 2018 to $224.8 million for the six months ended June 30, 2019. Fixed compensation and benefits increased $2.5 million, or 2.6%, from $96.7 million for the six months ended June 30, 2018 to $99.2 million for the six months ended June 30, 2019, primarily reflecting new hires at the Affiliates and annual cost of living increases. Variable compensation decreased $(23.5) million, or (18.8)%, from $125.2 million for the six months ended June 30, 2018 to $101.7 million for the six months ended June 30, 2019. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center. Sales-based compensation decreased $(3.3) million, or (36.3)%, from $9.1 million for the six months ended June 30, 2018 to $5.8 million for the six months ended June 30, 2019, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(15.2) million, or (35.8)%, from $42.4 million for the six months ended June 30, 2018 to $27.2 million for the six months ended June 30, 2019, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(76.9) million, from $63.9 million for the six months ended June 30, 2018 to $(13.0) million for the six months ended June 30, 2019. Acquisition-related consideration and pre-acquisition equity decreased $(31.4) million, or (89.0)% from $35.3 million for the six months ended June 30, 2018 to $3.9 million for the six months ended June 30, 2019. The decreases in the revaluations of Affiliate equity and amortization of acquisition-related consideration and pre-acquisition equity were driven by the impact of the contingent consideration arrangement at Landmark that was included in the 2018 results. This was recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangement, and was fully accrued for as of December 31, 2018.

General and Administrative Expense
Three months ended June 30, 2019 compared to three months ended June 30, 2018: General and administrative expense increased $1.3 million, or 4.4%, from $29.8 million for the three months ended June 30, 2018 to $31.1 million for the three months ended June 30, 2019. The increase in general and administrative expenses primarily reflects new initiatives, additional system costs and the overall growth of the business.

Six months ended June 30, 2019 compared to six months ended June 30, 2018: General and administrative expense increased $4.3 million, or 7.3%, from $59.3 million for the six months ended June 30, 2018 to $63.6 million for the six months ended June 30, 2019, driven by new initiatives, additional system costs and the overall growth of the business.
Amortization of Acquired Intangibles Expense
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Amortization of acquired intangibles expense was unchanged, at $1.7 million for the three months ended June 30, 2018 and $1.7 million for the three months ended June 30, 2019. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Amortization of acquired intangibles expense was unchanged, at $3.3 million for the six months ended June 30, 2018 and $3.3 million for the six months ended June 30, 2019. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Depreciation and amortization expense increased $0.5 million, or 14.3%, from $3.5 million for the three months ended June 30, 2018 to $4.0 million for the three months ended June 30, 2019. The increase was primarily due to additional software and technology investments in the business.

Six months ended June 30, 2019 compared to six months ended June 30, 2018: Depreciation and amortization expense increased $0.9 million, or 13.0%, from $6.9 million for the six months ended June 30, 2018 to $7.8 million for the six months ended June 30, 2019. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Investment income increased $2.5 million, from $(0.4) million for the three months ended June 30, 2018 to $2.1 million for the three months ended June 30, 2019, reflecting an increase in returns generated by seed capital investments.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Investment income decreased $(56.6) million or (86.1)%, from $65.7 million for the six months ended June 30, 2018 to $9.1 million for the six months ended June 30, 2019. Included in the six months ended June 30, 2018 was $65.7 million representing the gain on the sale of our investment in Heitman that was not repeated in 2019.
Interest Income

Three months ended June 30, 2019 compared to three months ended June 30, 2018: Interest income decreased $(0.3) million, from $0.6 million for the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019. The decrease was due to lower average cash balances in the current quarter.

Six months ended June 30, 2019 compared to six months ended June 30, 2018: Interest income increased $0.3 million, from $1.1 million for the six months ended June 30, 2018 to $1.4 million for the six months ended June 30, 2019. The increase was due to higher average cash balances and increases in short-term investment returns in the current year.
Interest Expense
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Interest expense increased $2.7 million, or 44.3%, from $6.1 million for the three months ended June 30, 2018 to $8.8 million for the three months ended June 30, 2019, reflecting a higher balance drawn on the non-recourse seed capital and revolving credit facilities in 2019.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Interest expense increased $3.4 million, or 27.4%, from $12.4 million for the six months ended June 30, 2018 to $15.8 million for the six months ended June 30, 2019, primarily reflecting the utilization of our revolving credit facility in February 2019.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock based compensation, limitations on executive compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.

Three months ended June 30, 2019 compared to three months ended June 30, 2018: Income tax expense increased $10.5 million, from $3.6 million for the three months ended June 30, 2018 to $14.1 million for the three months ended June 30, 2019 primarily due to the increase in income from continuing operations before tax attributable to controlling interest and the adjustment for uncertain tax positions. The effective tax rate decreased to 33.6% for the three months ended June 30, 2019 from 62.6% for the three months ended June 30, 2018, primarily due to the decreased impact of the permanent items due to the increase in income from continuing operations before tax attributable to controlling interests in the three months ended June 30, 2019.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Income tax expense increased $3.4 million, from $32.3 million for the six months ended June 30, 2018 to $35.7 million for the six months ended June 30, 2019. The increase in income tax expense is primarily due to the increase in income from continuing operations before tax attributable to controlling interests in the first six months ended June 30, 2019 compared to the six months ended June 30, 2018 and the adjustment for uncertain tax positions. These increases were partially offset by the impact of the sale of Heitman recognized in the prior year. The effective tax rate decreased to 30.7% for the six months ended June 30, 2019 from 35.2% for the six months ended June 30, 2018. The decrease in the effective tax rate is primarily due to the impact of the Heitman sale reflected in the results for the six months ended June 30, 2018.

U.S. GAAP Consolidated Funds
Three months ended June 30, 2019 compared to three months ended June 30, 2018: Consolidated Funds’ revenue increased $0.7 million, from $1.2 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019. Consolidated Funds’ expense decreased $(0.2) million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Net consolidated Funds’ investment gain (loss) decreased $(1.2) million from $(3.3) million for the three months ended June 30, 2018 to $(4.5) million for the three months ended June 30, 2019. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Six months ended June 30, 2019 compared to six months ended June 30, 2018: Consolidated Funds’ revenue increased $1.6 million, from $1.4 million for the six months ended June 30, 2018 to $3.0 million for the six months ended June 30, 2019. Consolidated Funds’ expense decreased $(0.4) million, from $0.6 million for the six months ended June 30, 2018 to $0.2 million for the six months ended June 30, 2019. Net consolidated Funds’ investment gain (loss) increased $14.8 million from $(5.7) million for the six months ended June 30, 2018 to $9.1 million for the six months ended June 30, 2019. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2019 and 2018. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Numerator: Operating income	$46.6	$15.3	$114.6	$40.9
Denominator: Total revenue	$207.1	$233.9	$414.3	$483.6
U.S. GAAP operating margin(1)	22.5%	6.5%	27.7%	8.5%

Numerator: Total operating expenses(2)	$160.5	$218.4	$299.5	$442.1
Denominator: Management fee revenue	$205.9	$226.4	$413.4	$471.4
U.S. GAAP operating expense / management fee revenue(3)	78.0%	96.5%	72.4%	93.8%

Numerator: Variable compensation	$49.0	$61.3	$101.7	$125.2
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$107.5	$94.3	$240.7	$207.7
U.S. GAAP variable compensation ratio(3)	45.6%	65.0%	42.3%	60.3%

Numerator: Affiliate key employee distributions	$13.8	$18.7	$27.2	$42.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$58.5	$33.0	$139.0	$82.5
U.S. GAAP Affiliate key employee distributions ratio(3)	23.6%	56.7%	19.6%	51.4%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 21.8% for the three months ended June 30, 2019 and 6.1% for the three months ended June 30, 2018.

(2)
Excludes consolidated Funds expense of $0.0 million for the three months ended June 30, 2019; $0.2 million for the three months ended June 30, 2018; $0.2 million for the six months ended June 30, 2019 and $0.6 million for the six months ended June 30, 2018.

(3)	Excludes the effect of Funds consolidation for the three and six months ended June 30, 2019 and 2018.

(4)
Excludes consolidated Funds revenue of $1.9 million for the three months ended June 30, 2019; $1.2 million for the three months ended June 30, 2018; $3.0 million for the six months ended June 30, 2019 and $1.4 million for the six months ended June 30, 2018.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Operating income	$46.6	$15.3	$114.6	$40.9
Affiliate key employee distributions	13.8	18.7	27.2	42.4
Operating (income) loss of consolidated Funds	(1.9)	(1.0)	(2.8)	(0.8)
Operating income before Affiliate key employee distributions	58.5	33.0	139.0	82.5
Variable compensation	49.0	61.3	101.7	125.2
Operating income before variable compensation and Affiliate key employee distributions	$107.5	$94.3	$240.7	$207.7
Effects of Inflation
For the three and six months ended June 30, 2019 and 2018, inflation did not have a material effect on our consolidated results of operations.
Non-GAAP Supplemental Performance Measure — Economic Net Income
As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management’s view of the underlying economic earnings generated by us. We define economic net income as ENI revenue less (i) ENI operating expenses, (ii) variable compensation, (iii) key employee distributions, (iv) net interest and (v) taxes, each as further discussed in this section. ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.”
To calculate economic net income, we re-categorize certain line items on our Consolidated Statement of Operations to reflect the following:

•	We exclude the effect of Funds consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our shareholders.

•	We include within management fee revenue any fees paid to Affiliates by consolidated Funds, which are viewed as investment income under U.S. GAAP.

•	We include our share of earnings from equity-accounted Affiliates within other income in ENI revenue, rather than investment income.

•	We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•	We identify separately from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.

•
We net the separate revenues and expenses recorded under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the actual economics of our business.

We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

i.
We exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve-month period.

ii.
We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business. We also exclude the amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition, as occurred as a result of the Landmark transaction, where such items have been included in compensation expense as a result of ongoing service requirements for certain employees. Please note that the revaluations related to these acquisition-related items are included in (i) above.

iii.
We exclude capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.

iv.
We exclude seed capital and co-investment gains, losses and related financing costs. The net returns on these investments are considered and presented separately from ENI because ENI is primarily a measure of our earnings from managing client assets, which therefore differs from earnings generated by our investments in Affiliate products, which can be variable from period to period.

v.	We include cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that may not be recognized or have timing differences compared to U.S. GAAP.

vi.	We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, and restructuring costs incurred in continuing operations.

vii.
We exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2019 and 2018
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2019	2018	2019	2018
U.S. GAAP net income attributable to controlling interests		$28.0	$2.1	$80.7	$59.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	7.1	34.0	(13.0)	63.9
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	4.0	19.4	7.2	38.6
iii.	Capital transaction costs	1.6	0.1	1.6	0.1
iv.	Seed/Co-investment (gains) losses and financings(2)	(2.8)	6.0	(13.0)	7.8
v.	Tax benefit of goodwill and acquired intangibles deductions	2.4	1.4	4.7	2.9
vi.	Discontinued operations and restructuring(3)	1.3	0.8	5.6	(64.8)
vii.	ENI tax normalization	2.4	3.1	3.2	9.9
Tax effect of above adjustments, as applicable(4)		(3.0)	(16.4)	3.2	(12.4)
Economic net income		$41.0	$50.5	$80.2	$105.4

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Landmark contingent consideration	$—	$44.6	$—	$70.9
Landmark pre-acquisition employee equity	19.8	16.8	12.4	36.6
Landmark-related total	19.8	61.4	12.4	107.5
Other Affiliate equity and amortization of intangible assets	(8.7)	(8.0)	(18.2)	(5.0)
Total	$11.1	$53.4	$(5.8)	$102.5

(2)	The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2019 and 2018 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Seed/Co-investment (gains) losses	$(5.2)	$3.9	$(17.7)	$4.1
Financing costs:
Seed/Co-investment average balance	144.9	130.5	146.3	120.0
Blended interest rate*	6.1%	6.5%	6.4%	6.2%
Financing costs	2.4	2.1	4.7	3.7
Net seed/co-investment (gains) losses and financing	$(2.8)	$6.0	$(13.0)	$7.8

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)
The three and six months ended June 30, 2019 includes restructuring costs at the Center of $0.5 million and $4.5 million and costs associated with the redomicile to the U.S. of $0.8 million and $1.1 million, respectively. The six months ended June 30, 2018 includes the gain on sale of Heitman of $65.7 million.

(4)	Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring component of line (vi) multiplied by the 27.3% U.S. statutory tax rate (including state tax).
Limitations of Economic Net Income
Economic net income is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. Economic net income is not audited and is not a substitute for net income or other performance measures that are derived in accordance with U.S. GAAP. Furthermore, our calculation of economic net income may differ from similarly titled measures provided by other companies.
Because the calculation of economic net income excludes certain ongoing expenses, including amortization expense and certain compensation costs, it has certain material limitations and should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings.
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP revenue	$207.1	$233.9	$414.3	$483.6
Include investment return on equity-accounted Affiliates	0.7	0.7	1.3	1.3
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.9)	(1.2)	(3.0)	(1.4)
Exclude Fund expenses reimbursed by customers	(1.3)	(2.7)	(2.3)	(5.0)
ENI revenue	$204.6	$230.7	$410.3	$478.5

The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Management fees(1)	$205.9	$226.4	$413.4	$471.4
Performance fees(2)	(2.2)	3.0	(5.0)	5.0
Other income, including equity-accounted Affiliates(3)	0.9	1.3	1.9	2.1
ENI revenue	$204.6	$230.7	$410.3	$478.5

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.7 million and $0.7 million for the three months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019 and 2018, our earnings from equity-accounted Affiliates were $1.3 million and $1.3 million, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP other revenue	$1.5	$3.3	$2.9	$5.8
Earnings from equity-accounted Affiliates	0.7	0.7	1.3	1.3
Exclude Fund expenses reimbursed by customers	(1.3)	(2.7)	(2.3)	(5.0)
ENI other income	$0.9	$1.3	$1.9	$2.1

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, we exclude the impact of key employee equity revaluations. We also exclude the amortization of contingent purchase price and pre-acquisition equity owned by employees, both with a service requirement, associated with the Landmark acquisition. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP operating expense	$160.5	$218.6	$299.7	$442.7
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(2.3)	(17.7)	(3.9)	(35.3)
Non-cash key employee equity and profit interest revaluations	(7.1)	(34.0)	13.0	(63.9)
Amortization of acquired intangible assets	(1.7)	(1.7)	(3.3)	(3.3)
Capital transaction costs	(1.6)	(0.1)	(1.6)	(0.1)
Restructuring costs(1)	(1.3)	(0.8)	(5.6)	(0.9)
Fund expenses reimbursed by customers	(1.3)	(2.7)	(2.3)	(5.0)
Funds’ operating expense	—	(0.2)	(0.2)	(0.6)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(48.4)	(61.3)	(97.1)	(125.2)
Affiliate key employee distributions	(13.8)	(18.7)	(27.2)	(42.4)
ENI operating expense	$83.0	$81.4	$171.5	$166.0

(1)
Included in restructuring for the three and six months ended June 30, 2019 are restructuring costs at the Center of $0.5 million and $4.5 million, respectively, and costs associated with the redomicile to the U.S. of $0.8 million and $1.1 million, respectively.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Fixed compensation & benefits(1)	$47.3	$44.8	$97.0	$91.7
General and administrative expenses(2)	31.7	33.1	66.7	67.4
Depreciation and amortization	4.0	3.5	7.8	6.9
ENI operating expense	$83.0	$81.4	$171.5	$166.0

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2019 and 2018 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Total U.S. GAAP compensation and benefits expense	$123.7	$183.4	$224.8	$372.6
Acquisition-related consideration and pre-acquisition employee equity	(2.3)	(17.7)	(3.9)	(35.3)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(7.1)	(34.0)	13.0	(63.9)
Sales-based compensation reclassified to ENI general & administrative expenses	(3.1)	(4.2)	(5.8)	(9.1)
Affiliate key employee distributions	(13.8)	(18.7)	(27.2)	(42.4)
Compensation related to restructuring expenses(a)	(0.5)	—	(4.5)	—
Variable compensation	(48.4)	(61.3)	(97.1)	(125.2)
Fund expenses reimbursed by customers	(1.2)	(2.7)	(2.3)	(5.0)
ENI fixed compensation and benefits	$47.3	$44.8	$97.0	$91.7

(a)	Reflects $0.5 million and $4.5 million related to restructuring at the Center for the three and six months ended June 30, 2019, respectively.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP general and administrative expense	$31.1	$29.8	$63.6	$59.3
Sales-based compensation	3.1	4.2	5.8	9.1
Capital transaction costs	(1.6)	(0.1)	(1.6)	(0.1)
Restructuring costs	(0.9)	(0.8)	(1.1)	(0.9)
ENI general and administrative expense	$31.7	$33.1	$66.7	$67.4
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2019 and 2018. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Numerator: ENI operating earnings(1)	$73.2	$88.0	$141.7	$187.3
Denominator: ENI revenue	$204.6	$230.7	$410.3	$478.5
ENI operating margin(2)	35.8%	38.1%	34.5%	39.1%

Numerator: ENI operating expense	$83.0	$81.4	$171.5	$166.0
Denominator: ENI management fee revenue(3)	$205.9	$226.4	$413.4	$471.4
ENI operating expense ratio(4)	40.3%	36.0%	41.5%	35.2%

Numerator: ENI variable compensation	$48.4	$61.3	$97.1	$125.2
Denominator: ENI earnings before variable compensation(1)(5)	$121.6	$149.3	$238.8	$312.5
ENI variable compensation ratio(6)	39.8%	41.1%	40.7%	40.1%

Numerator: Affiliate key employee distributions	$13.8	$18.7	$27.2	$42.4
Denominator: ENI operating earnings(1)	$73.2	$88.0	$141.7	$187.3
ENI Affiliate key employee distributions ratio(7)	18.9%	21.3%	19.2%	22.6%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense and less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP operating income	$46.6	$15.3	$114.6	$40.9
Include earnings from equity-accounted Affiliates	0.7	0.7	1.3	1.3
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	7.1	34.0	(13.0)	63.9
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	4.0	19.4	7.2	38.6
Capital transaction costs	1.6	0.1	1.6	0.1
Restructuring costs(a)	1.3	0.8	5.6	0.9
Affiliate key employee distributions	13.8	18.7	27.2	42.4
Variable compensation	48.4	61.3	97.1	125.2
Funds’ operating (income) loss	(1.9)	(1.0)	(2.8)	(0.8)
ENI earnings before variable compensation	121.6	149.3	238.8	312.5
Less: ENI variable compensation	(48.4)	(61.3)	(97.1)	(125.2)
ENI operating earnings	73.2	88.0	141.7	187.3
Less: ENI Affiliate key employee distributions	(13.8)	(18.7)	(27.2)	(42.4)
ENI earnings after Affiliate key employee distributions	$59.4	$69.3	$114.5	$144.9

(a)
Included in restructuring for the three and six months ended June 30, 2019 are restructuring costs at the Center of $0.5 million and $4.5 million and costs associated with the redomicile to the U.S. of $0.8 million and $1.1 million.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 21.8% for the three months ended June 30, 2019 and 6.1% for the three months ended June 30, 2018.

The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which BSIG has in each of its Affiliates. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.

(3)	ENI management fee revenue corresponds to U.S. GAAP management fee revenue.

(4)
The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation & benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at BSIG because in our profit sharing economic model, scale benefits both the Affiliate employees and BSIG shareholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

(5)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(6)
The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

(7)
The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Pre-tax economic net income(1)	$53.2	$65.8	$104.8	$137.2
Intercompany interest expense deductible for U.S. tax purposes	(16.4)	(19.6)	(33.2)	(38.9)
Taxable economic net income	36.8	46.2	71.6	98.3
Taxes at the U.S. federal and state statutory rates(2)	(10.1)	(12.7)	(19.6)	(26.9)
Other reconciling tax adjustments	(2.1)	(2.6)	(5.0)	(4.9)
Tax on economic net income	(12.2)	(15.3)	(24.6)	(31.8)
Add back intercompany interest expense previously excluded	16.4	19.6	33.2	38.9
Economic net income	$41.0	$50.5	$80.2	$105.4
Economic net income effective tax rate(3)	22.9%	23.3%	23.5%	23.2%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP interest income	$0.3	$0.6	$1.4	$1.1
U.S. GAAP interest expense	(8.8)	(6.1)	(15.8)	(12.4)
U.S. GAAP net interest expense	(8.5)	(5.5)	(14.4)	(11.3)
Other ENI interest expense exclusions(a)	2.3	2.0	4.7	3.6
ENI net interest income (expense)	(6.2)	(3.5)	(9.7)	(7.7)
ENI earnings after Affiliate key employee distributions(b)	59.4	69.3	114.5	144.9
Pre-tax economic net income	$53.2	$65.8	$104.8	$137.2

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3%.

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2019	2018
Cash provided by (used in)(1)(2)
Operating activities	$(229.5)	$70.6
Investing activities	(6.8)	50.0
Financing activities	(8.6)	(72.4)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the six months ended June 30, 2019 and 2018
Net cash provided by operating activities of continuing operations decreased $(300.1) million, from net cash provided of $70.6 million for the six months ended June 30, 2018 to net cash used of $229.5 million for the six months ended June 30, 2019, driven by a decrease in operating liabilities as the Landmark earnout was settled in the six months ended June 30, 2019. Net cash provided by investing activities of continuing operations decreased $(56.8) million, from $50.0 million provided in the six months ended June 30, 2018 to $6.8 million used for the six months ended June 30, 2019, driven primarily by the proceeds received from the sale of Heitman in the prior-year period. Net cash used in financing activities of continuing operations decreased $(63.8) million, from $72.4 million used for the six months ended June 30, 2018 to $8.6 million used for the six months ended June 30, 2019, primarily due to higher third party borrowings, offset by increased share repurchases and payment to OM plc for the deferred tax arrangement.

Supplemental Liquidity Measure — Adjusted EBITDA
As supplemental information, we provide information regarding Adjusted EBITDA, which we define as economic net income before net interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP liquidity measure that we provide in addition to, but not as a substitute for, cash flows from operating activities. It should be noted that our calculation of Adjusted EBITDA may not be consistent with Adjusted EBITDA as calculated by other companies. We believe Adjusted EBITDA is a useful liquidity metric because it indicates our ability to make further investments in our business, service debt and meet working capital requirements. It is also encapsulated in our line of credit as part of our liquidity covenants.
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net income attributable to controlling interests	$28.0	$2.1	$80.7	$59.4
Net interest expense to third parties	8.5	5.5	14.4	11.3
Income tax expense (including tax expenses related to discontinued operations)	14.1	3.6	35.7	32.3
Depreciation and amortization (including intangible assets)	5.7	5.2	11.1	10.2
EBITDA	$56.3	$16.4	$141.9	$113.2
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	7.1	34.0	(13.0)	63.9
Amortization of acquisition-related consideration and pre-acquisition employee equity	2.3	17.7	3.9	35.3
EBITDA of discontinued operations	—	—	—	—
(Gain) loss on seed and co-investments	(5.2)	3.9	(17.7)	4.1
Restructuring(1)	1.3	0.8	5.6	(64.8)
Capital transaction costs	1.6	0.1	1.6	0.1
Other	—	(0.1)	—	—
Adjusted EBITDA	$63.4	$72.8	$122.3	$151.8
ENI net interest expense to third parties	(6.2)	(3.5)	(9.7)	(7.7)
Depreciation and amortization	(4.0)	(3.5)	(7.8)	(6.9)
Tax on economic net income	(12.2)	(15.3)	(24.6)	(31.8)
Economic net income	$41.0	$50.5	$80.2	$105.4

(1)
The three and six months ended June 30, 2019 includes restructuring costs at the Center of $0.5 million and $4.5 million and costs associated with the redomicile to the U.S. of $0.8 million and $1.1 million, respectively. The six months ended June 30, 2018 includes the gain on sale of Heitman of $65.7 million.

Limitations of Adjusted EBITDA
As a non-GAAP, unaudited liquidity measure and derivation of EBITDA, Adjusted EBITDA has certain material limitations. It does not include cash costs associated with capital transactions and excludes certain U.S. GAAP expenses that fall outside the definition of EBITDA. Each of these categories of expense represents costs to us of doing business, and therefore any measure that excludes any or all of these categories of expense has material limitations.
Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	6/30/2019	12/31/2018	Interest rate	Maturity
Borrowings and long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$210.0	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	25.0	—	LIBOR + 1.55% plus 0.95% commitment fee	July 17, 2020
Long-term bonds:
4.80% Senior Notes Due 2026	272.3	272.2	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.2	121.1	5.125%	August 1, 2031
Total borrowings and long-term debt	$628.5	$393.3
Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. We intend to renew the Credit Facility prior to the maturity date. Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At June 30, 2019, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 2.3x and our interest coverage ratio was 10.6x.

Our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 1.9x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.
Non-recourse seed capital facility
In July 2017, the Company entered into a non-recourse seed capital facility collateralized by its seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. At June 30, 2019, amounts outstanding under this non-recourse seed capital facility amounted to $25.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of June 30, 2019, we were in compliance with the required covenants related to borrowings and debt facilities.

Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2018. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business and strategy, anticipated future performance of our business, the impact of the redomiciliation transaction, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to the role of our Affiliates as asset managers. Substantially all of our investment management revenues are derived from our Affiliates’ agreements with their clients. Under these agreements, the revenues we receive are based on the value of our assets under management or the investment performance on client accounts for which we earn performance fees. Accordingly, our revenues and net income may decline as a result of our assets under management decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues and net income to decline further.
Our model for assessing the impact of market risk on our results uses June 30, 2019 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2019. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2019.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and key employee distributions for the Affiliates. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax.
The value of our assets under management was $225.0 billion as of June 30, 2019. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $85.0 million based on our current weighted average fee rate of approximately 38 basis points, including equity-accounted Affiliates. Approximately $48.5 billion, or 22%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 80% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have no impact to our gross performance fees based on our trailing twelve month performance fees of $(0.2) million as of June 30, 2019. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $30.7 million in our post-tax economic net income, given our current cost structure and operating model.
Equity market risk, interest rate risk, and foreign currency risk are the market risks that could have the greatest impact on our management fees, performance fees and our business profitability. Impacts on our management and performance fees can be calculated based on the percentage of AUM constituting equity investments, fixed income investments, or foreign currency denominated investments, respectively, multiplied by the relevant weighted average management fee and performance fee attributable to that asset class.

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $187.1 billion of equity assets under management to increase or decrease by $18.7 billion, resulting in a change in annualized management fee revenue of $64.5 million and an annual change in post-tax economic net income of approximately $25.2 million, given our current cost structure, operating model, and weighted average equity fee rates of 35 basis points at the mix of strategies as of June 30, 2019. Approximately $37.0 billion, or 20%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $(0.4) million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $96.7 billion of foreign currency denominated AUM to increase or decrease by $9.7 billion, resulting in a change in annualized management fee revenue of $42.2 million and an annual change in post-tax economic net income of $16.3 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of June 30, 2019. Approximately $12.0 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.4 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 19 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $1.1 million annually. There are currently no material fixed income assets earning performance fees as of June 30, 2019.

While the analysis above assumes that market changes occur in a uniform manner across the relevant portfolio, because of our declining fee rates for larger relationships and differences in our fee rates across asset classes, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rate.
As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of such asset classes. We have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall assets under management and related revenues. Any reduction in the value of our assets under management would result in a reduction in our revenues.
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $210 million as of June 30, 2019. We currently do not hedge against interest rate risk. As of June 30, 2019, a hypothetical 10% change in interest rates would have resulted in a $0.2 million change to our interest expense during the second quarter of 2019.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2019. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings.
From time to time, we and our Affiliates may be parties to various claims, suits and complaints in the ordinary course of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019, under the heading “Risk Factors.”
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
April 1-30, 2019	—	$—	—	$334.3
May 1-31, 2019	—	—	—	334.3
June 1-30, 2019	303,513	10.87	303,513	331.0
Total	303,513	$10.87	303,513

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our ordinary shares, from time to time, up to an aggregate limit of $600.0 million of ordinary shares. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 303,513 shares under this program during the three months ended June 30, 2019. As of June 30, 2019, $331.0 million remained available to repurchase shares under the February 2016 program.

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Purchase Agreement, dated June 13, 2016, by and among OMAM Inc., OMAM (2016 Newco) LLC, Landmark Partners, LLC, LMRK Intermediary, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on July 20, 2016.

3.1
Amended and Restated Certificate of Incorporation of BrightSphere Investment Group Inc., adopted as of July 12, 2019, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed on July 15, 2019.

3.2
Amended and Restated Bylaws of BrightSphere Investment Group Inc., adopted as of July 12, 2019, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed on July 15, 2019.

Exhibit No.	Description
4.1*	Specimen Common Stock Certificate of BrightSphere Investment Group Inc.

4.2	Form of Senior or Subordinated Indenture, incorporated herein by reference to Exhibit 4.2 to the Registration Statement No. 333-207781 on Form S-3 filed on November 4, 2015.

4.3
Base Indenture, dated as of July 25, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 25, 2016.

4.4
Supplemental Indenture, dated as of July 25, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 25, 2016.

4.5	Form of 4.800% Note due 2026, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 25, 2016.

4.6
Second Supplemental Indenture, dated as of August 1, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A. as Securities Administrator, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 1, 2016.

4.7	Form of 5.125% Note due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 1, 2016.

4.8*
Third Supplemental Indenture, dated as of July 11, 2019, among BrightSphere Investment Group plc, as Original Issuer, BrightSphere Investment Group Inc., as Successor Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator.

4.9*
Fourth Supplemental Indenture, dated as of July 11, 2019, among BrightSphere Investment Group plc, as Original Issuer, BrightSphere Investment Group Inc., as Successor Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator.

10.1
Revolving Credit Agreement, dated October 15, 2014, by and among OM Asset Management plc, certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers, incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on October 20, 2014.

10.2	BrightSphere Investment Group Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.3
Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.4*	Registration Rights Agreement, dated May 17, 2019, between BrightSphere Investment Group Inc. and Paulson & Co. Inc.

Exhibit No.	Description
10.5*	Stockholder Agreement, dated May 17, 2019, between BrightSphere Investment Group Inc. and Paulson & Co. Inc.

10.6	Form of Indemnity Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.7
Amended and Restated Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective February 26, 2018, incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on February 28, 2018.

10.8
Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective July 1, 2017 incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on February 28, 2018.

10.9	BrightSphere Investment Group Inc. Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.10	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.11	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.12
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.13
Form of Restricted Stock Unit Award Agreement for Canadian Employees, incorporated herein by reference to Exhibit 10.19 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.14
Form of Restricted Stock Unit Award Agreement for Hong Kong Employees, incorporated herein by reference to Exhibit 10.20 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.15	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.16
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and OM Group (UK) Limited, amending the Deferred Tax Asset Deed, dated September 29, 2014, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 14, 2016.

10.17
First Amendment dated September 1, 2015 to the Revolving Credit Agreement dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.18
Second Amendment dated March 1, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed on August 9, 2016.

Exhibit No.	Description

Exhibit No.	Description
10.19
Third Amendment dated August 3, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.20*
Revolving Credit Agreement, dated October 15, 2014, as amended and restated as of July 11, 2019, by and among BrightSphere Investment Group Inc., certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers.

10.21	Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017

10.22	Employment Agreement, dated December 30, 2018, by and between BrightSphere Inc. and GuangYang, incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed on February 28, 2019.

10.23	Employment Agreement, dated January 20, 2019, by and between BrightSphere Inc. and Suren Rana, incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

10.24	Option Award Agreement, effective December 30, 2018 by and between BrightSphere Investment Group plc and Guang Yang, incorporated by reference to Exhibit 4.1 to the Form S-8, filed on January 2, 2019.

10.25
Option Award Agreement, effective January 22, 2019 by and between BrightSphere Investment Group plc and Suren Rana, incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

10.26	Voting Agreement, dated May 17, 2019, between BrightSphere Investment Group plc and Paulson & Co. Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 23, 2019.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Head of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Head of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	August 8, 2019

		By:	/s/ Guang Yang
Guang Yang President, Chief Executive Officer and Executive Chairman (principal executive officer)

/s/ Suren Rana
Suren Rana Chief Financial Officer (principal financial officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal accounting officer)

BSIG 201954