Form 10-Q
period 2019-09-30
BrightSphere Investment Group Inc.
filed 2019-11-12
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of November 10, 2019 was 86,107,800.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$116.5	$340.6
Investment advisory fees receivable	146.8	159.1
Income taxes receivable	12.5	3.9
Fixed assets, net	63.5	49.0
Investments (includes balances reported at fair value of $197.8 and $196.6)	199.5	198.5
Acquired intangibles, net	66.8	71.7
Goodwill	274.6	274.6
Other assets	92.9	41.6
Deferred tax assets	261.7	270.1
Assets of consolidated Funds:
Cash and cash equivalents, restricted	8.2	4.9
Investments (includes balances reported at fair value of $124.6 and $124.8)	179.1	124.8
Other assets	10.2	14.9
Total assets	$1,432.3	$1,553.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$37.6	$54.3
Accrued incentive compensation	130.1	171.0
Due to OM plc	3.7	33.0
Other compensation liabilities	432.4	649.2
Accrued income taxes	12.6	53.6
Non-recourse borrowings	35.0	—
Third party borrowings	568.6	393.3
Other liabilities	48.7	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	9.3	13.1
Securities sold, not yet purchased, at fair value	1.6	1.7
Other liabilities	—	0.1
Total liabilities	1,279.6	1,377.6
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	81.9	41.9
Equity:
Common stock (par value $0.001; 88,776,731 and 105,160,021 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	560.4	764.6
Retained deficit	(511.7)	(640.5)
Accumulated other comprehensive loss	(20.0)	(20.9)
Non-controlling interests	1.9	1.6
Non-controlling interests in consolidated Funds	40.1	29.3
Total equity and redeemable non-controlling interests in consolidated Funds	152.7	176.1
Total liabilities and equity	$1,432.3	$1,553.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Management fees	$196.4	$229.6	$609.8	$701.0
Performance fees	(1.9)	(2.1)	(6.9)	2.9
Other revenue	1.4	1.4	4.3	7.2
Consolidated Funds’ revenue	1.9	1.2	4.9	2.6
Total revenue	197.8	230.1	612.1	713.7
Operating expenses:
Compensation and benefits	108.0	180.2	332.8	552.8
General and administrative expense	31.7	31.0	95.3	90.3
Amortization of acquired intangibles	1.6	1.6	4.9	4.9
Depreciation and amortization	4.4	3.7	12.2	10.6
Consolidated Funds’ expense	0.2	0.3	0.4	0.9
Total operating expenses	145.9	216.8	445.6	659.5
Operating income	51.9	13.3	166.5	54.2
Non-operating income and (expense):
Investment income	2.3	3.9	11.4	69.6
Interest income	0.4	0.9	1.8	2.0
Interest expense	(8.3)	(6.3)	(24.1)	(18.7)
Net consolidated Funds’ investment gains (losses)	4.7	(1.1)	13.8	(6.8)
Total non-operating income (loss)	(0.9)	(2.6)	2.9	46.1
Income from continuing operations before taxes	51.0	10.7	169.4	100.3
Income tax expense (benefit)	(32.0)	(43.4)	3.7	(11.1)
Income from continuing operations	83.0	54.1	165.7	111.4
Gain (loss) on disposal of discontinued operations, net of tax	—	0.1	—	0.1
Net income	83.0	54.2	165.7	111.5
Net income (loss) attributable to non-controlling interests in consolidated Funds	7.6	0.2	9.6	(1.9)
Net income attributable to controlling interests	$75.4	$54.0	$156.1	$113.4

Earnings per share (basic) attributable to controlling interests	$0.84	$0.51	$1.68	$1.05
Earnings per share (diluted) attributable to controlling interests	0.84	0.51	1.68	1.04
Continuing operations earnings per share (basic) attributable to controlling interests	0.84	0.51	1.68	1.05
Continuing operations earnings per share (diluted) attributable to controlling interests	0.84	0.51	1.68	1.04
Weighted average common stock outstanding	90.0	106.4	93.0	108.1
Weighted average diluted common stock outstanding	90.0	106.5	93.1	108.2

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$83.0	$54.2	$165.7	$111.5
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.8	1.8
Foreign currency translation adjustment	(0.8)	(0.4)	(0.9)	(1.2)
Total other comprehensive income (loss)	(0.2)	0.2	0.9	0.6
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	7.6	0.2	9.6	(1.9)
Total comprehensive income attributable to controlling interests	$75.2	$54.2	$157.0	$114.0

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended September 30, 2019 and 2018
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
June 30, 2018	108.9	$0.1	$806.9	$(696.2)	$(21.2)	89.6	$1.4	$58.1	$149.1	$6.0	$155.1
Repurchase of common stock	(2.6)	—	(34.7)	—	—	(34.7)	—	—	(34.7)	—	(34.7)
Capital contributions	—	—	0.1	—	—	0.1	—	—	0.1	64.2	64.3
Equity-based compensation	—	—	1.3	—	—	1.3	—	—	1.3	—	1.3
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)	—	—	(0.4)	—	(0.4)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Net de-consolidation of Funds	—	—	—	—	—	—	—	(58.1)	(58.1)	—	(58.1)
Dividends ($0.10 per share)	—	—	—	(10.6)	—	(10.6)	—	—	(10.6)	—	(10.6)
Net income	—	—	—	54.0	—	54.0	—	—	54.0	0.2	54.2
September 30, 2018	106.3	$0.1	$773.6	$(652.8)	$(21.0)	$99.9	$1.4	$—	$101.3	$70.4	$171.7

June 30, 2019	91.6	$0.1	$585.2	$(578.2)	$(19.8)	$(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6
Repurchase of common stock	(2.8)	—	(25.5)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Capital contributions (redemptions)	—	—	—	—	—	—	—	0.9	0.9	(1.0)	(0.1)
Equity-based compensation	—	—	0.7	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustment	—	—	—	—	(0.8)	(0.8)	—	—	(0.8)	—	(0.8)
Amortization related to derivative securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.10 per share)	—	—	—	(8.9)	—	(8.9)	—	—	(8.9)	—	(8.9)
Net income	—	—	—	75.4	—	75.4	—	6.5	81.9	1.1	83.0
September 30, 2019	88.8	$0.1	$560.4	$(511.7)	$(20.0)	$28.8	$1.9	$40.1	$70.8	$81.9	$152.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2019 and 2018
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2017	109.7	$0.1	$831.5	$(734.6)	$(21.6)	75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of common stock	1.0	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(4.4)	—	(62.1)	—	—	(62.1)	—	—	(62.1)	—	(62.1)
Capital contributions	—	—	—	—	—	—	—	9.3	9.3	68.0	77.3
Equity-based compensation	—	—	4.2	—	—	4.2	—	—	4.2	—	4.2
Foreign currency translation adjustment	—	—	—	—	(1.2)	(1.2)	—	—	(1.2)	—	(1.2)
Amortization related to derivatives securities, net of tax	—	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Net de-consolidation of Funds	—	—	—	—	—	—	—	(58.1)	(58.1)	(41.5)	(99.6)
Dividends ($0.29 per share)	—	—	—	(31.6)	—	(31.6)	—	—	(31.6)	—	(31.6)
Net income (loss)	—	—	—	113.4	—	113.4	—	(1.8)	111.6	(0.1)	111.5
September 30, 2018	106.3	$0.1	773.6	(652.8)	$(21.0)	$99.9	$1.4	$—	$101.3	$70.4	$171.7

December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(16.6)	—	(209.3)	—	—	(209.3)	—	—	(209.3)	—	(209.3)
Capital contributions	—	—	—	—	—	—	—	4.9	4.9	36.3	41.2
Equity-based compensation	—	—	5.1	—	—	5.1	—	—	5.1	—	5.1
Foreign currency translation adjustment	—	—	—	—	(0.9)	(0.9)	—	—	(0.9)	—	(0.9)
Amortization related to derivative securities, net of tax	—	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Amendment of Deferred Tax Asset Deed	—	—	—	—	—	—	—	—	—	—	—
Other changes in non-controlling interests	—	—	—	—	—	—	0.3	—	0.3	—	0.3
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	—	—	—
Dividends ($0.30 per share)	—	—	—	(27.3)	—	(27.3)	—	—	(27.3)	—	(27.3)
Net income	—	—	—	156.1	—	156.1	—	5.9	162.0	3.7	165.7
September 30, 2019	88.8	$0.1	$560.4	$(511.7)	$(20.0)	$28.8	$1.9	$40.1	$70.8	$81.9	$152.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$165.7	$111.5
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	(9.6)	1.9
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	—	(0.1)
Amortization of acquired intangibles	4.9	4.9
Depreciation and other amortization	12.2	10.6
Amortization of debt-related costs	2.6	2.4
Amortization and revaluation of non-cash compensation awards	6.3	165.9
Net earnings from Affiliate accounted for using the equity method	(2.1)	(2.1)
Distributions received from equity method Affiliate	2.3	11.7
Gain on sale of investment in Affiliate	—	(65.7)
Deferred income taxes	7.6	(28.2)
(Gains) losses on other investments	(26.3)	(2.0)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	12.2	22.2
(Increase) decrease in other receivables, prepayments, deposits and other assets	(8.8)	18.9
Increase (decrease) in accrued incentive compensation, amounts due to OM plc and other liabilities	(262.8)	(17.1)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(54.1)	(48.3)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(149.9)	186.5
Net income (loss) attributable to non-controlling interests in consolidated Funds	9.6	(1.9)
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	6.1	3.7
Purchase of investments	(161.1)	(178.0)
Sale of investments	122.1	116.7
Earnings from equity method investees	(11.2)	—
(Increase) decrease in receivables and other assets	4.8	(4.7)
Increase (decrease) in accounts payable and other liabilities	(4.0)	20.4
Net cash flows from operating activities of continuing operations of consolidated Funds	(33.7)	(43.8)
Net cash flows from operating activities of continuing operations	(183.6)	142.7
Net cash flows from operating activities of discontinued operations	—	0.1
Total net cash flows from operating activities	(183.6)	142.8
Cash flows from investing activities:
Additions of fixed assets	(26.7)	(14.5)
Proceeds from sale of investment in Affiliate	—	100.0
Purchase of investment securities	(18.0)	(75.9)
Sale of investment securities	40.1	49.2
Cash flows from investing activities of consolidated Funds
Contributions in equity method investees	(8.0)	—
Distributions received from equity method investees	3.8	—
Consolidation (de-consolidation) of Funds	—	(40.2)
Net cash flows from investing activities of continuing operations	(8.8)	18.6
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	(8.8)	18.6

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	485.0	15.0
Repayment of third party and non-recourse borrowings	(275.0)	(33.5)
Payment for debt issuance costs	(1.8)	—
Payment to OM plc for DTA Deed	(32.7)	—
Payment to OM plc for co-investment redemptions	(5.1)	(0.6)
Dividends paid to shareholders	(18.8)	(24.0)
Dividends paid to related parties	(8.6)	(7.9)
Payment to OM plc for promissory notes	—	(4.5)
Repurchases of common stock	(212.6)	(62.1)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	8.0	77.7
Non-controlling interest capital redeemed	(3.1)	—
Redeemable non-controlling interest capital raised	38.0	—
Redeemable non-controlling interest capital redeemed	(1.7)	(0.4)
Net cash flows from financing activities of continuing operations	(28.4)	(40.3)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(28.4)	(40.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	(220.8)	121.1
Cash and cash equivalents at beginning of period	345.5	200.4
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$124.7	$321.5

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$24.8	$19.9
Income taxes paid	41.6	28.0

Supplemental disclosure of non-cash investing and financing transactions:
De-consolidation of Funds	$—	$(99.6)
Payable for securities purchased by a consolidated Fund	7.4	19.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business

BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company with interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets, forestry and secondary Funds focused in real estate and private equity. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company conducts its operations through three reportable segments: Quant & Solutions, Alternatives and Liquid Alpha.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and February 25, 2019, the Company, OM plc and/or HNA Capital U.S. (“HNA”) completed a series of transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the ordinary shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed, resulting in Paulson holding approximately 21.7% of the ordinary shares of the Company. The remaining shares held by HNA were bought back by the Company in the first quarter of 2019.
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
For the nine months ended September 30, 2019, the Company repurchased 16,588,838 shares of common stock at an average price of $12.54 per share, or approximately $208.3 million in total, including commissions. For the three months ended September 30, 2019, the Company repurchased 2,787,247 shares of common stock at an average price of $9.10 per share, or approximately $25.4 million in total, including commissions.

Change in Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business (cont.)

change in the Chief Operating Decision Maker (“CODM”) of the Company at the end of 2018, the Company has been undergoing a strategic shift to refocus the Company’s businesses by its various investment strategies.
During the third quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result, the Company’s segment reporting structure is based on the Company’s various investment strategies.
As a result of the change in segments, effective for the quarter ended September 30, 2019, the Company has the following business segments:

•
Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•
Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•
Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

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
As a result of the redomestication on July 12, 2019, discussed in Note 1, the Company revised its equity accounts to reflect a U.S. domiciled company presentation on the Condensed Consolidated Statements of Changes in Shareholders’ equity and the Condensed Consolidated Balance Sheets for all periods presented. The previously issued ordinary shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. The redomestication and related internal reorganization are accounted for consistent with a reorganization of entities under common control in accordance with ASC 805 Business Combinations.  Accordingly, the transfer of the assets and liabilities and exchange of shares was recorded in the new entity (BrightSphere Investment Group Inc.) at their carrying amounts from transferring entity (BrightSphere Investment Group plc) at the date of transfer.
The Company has revised certain amounts in prior-period financial statements to conform to the current period’s presentation. The Company changed the presentation of the purchase and sale of investments by its consolidated Funds within cash flows from investing activities in the prior period’s Condensed Consolidated Statements of Cash Flows to conform to the current period’s presentation of showing such purchase and sale of investments within cash flows from operating activities. The change had no impact on the total cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statements of Cash Flows or any impact on the other Condensed Consolidated Financial Statements.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
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

On January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

New accounting standard not yet adopted

In June 2016, FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 amends guidance reporting credit losses for financial assets measured at amortized cost and available for sale securities. The new guidance adds an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and requires a modified retrospective approach to adoption. The Company expects that the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
Investments of consolidated Funds held at fair value	$124.6	$124.8
Other investments held at fair value	102.4	104.8
Investments related to long-term incentive compensation plans held at fair value	95.4	91.8
Total investments held at fair value	322.4	321.4
Equity-accounted investments in Affiliates and consolidated Funds(1)	56.2	1.9
Total investments per Condensed Consolidated Balance Sheets	$378.6	$323.3

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

Investment income is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized and unrealized gains (losses) on other investments held at fair value	$1.5	$3.1	$9.3	$1.8
Investment return of equity-accounted investments in Affiliates	0.8	0.8	2.1	2.1
Gain on sale of Affiliate carried at cost	—	—	—	65.7
Total investment income per Condensed Consolidated Statements of Operations	$2.3	$3.9	$11.4	$69.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

Investment gains (losses) on net consolidated funds is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$(0.4)	$(1.1)	$2.6	$(6.8)
Investment return of equity-accounted investments	5.1	—	11.2	—
Total net consolidated Funds’ investment gains (losses) per Condensed Consolidated Statements of Operations	$4.7	$(1.1)	$13.8	$(6.8)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2019
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$10.3	$—	$—	$—	$10.3
Short-term investment funds	1.4	—	—	—	1.4
Bank loans	—	107.9	—	—	107.9
Other investments	4.2	—	—	—	4.2
Derivatives	0.5	0.3	—	—	0.8
Consolidated Funds total	16.4	108.2	—	—	124.6
Investments in separate accounts(2)	35.2	10.7	—	—	45.9
Investments related to long-term incentive compensation plans(3)	95.4	—	—	—	95.4
Investments in unconsolidated Funds(4)	—	—	3.0	53.5	56.5
BSIG total	130.6	10.7	3.0	53.5	197.8
Total fair value assets	$147.0	$118.9	$3.0	$53.5	$322.4
Liabilities of consolidated Funds(1)
Common stock	$(0.9)	$—	$—	$—	$(0.9)
Derivatives	(0.6)	(0.1)	—	—	(0.7)
Consolidated Funds total	(1.5)	(0.1)	—	—	(1.6)
Total fair value liabilities	$(1.5)	$(0.1)	$—	$—	$(1.6)

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
The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. Assets of consolidated Funds also include investments in bank loans. Interests in senior floating-rate loans for which reliable market participant quotations are readily available are valued at the average mid-point of bid and ask quotations obtained from a third party pricing service. These assets are classified as Level II.

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
The uncategorized amount of $0.0 million and $38.8 million at September 30, 2019 and December 31, 2018, respectively, represents investments made by consolidated Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These consolidated Funds consist of real estate and private equity investment Funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

(2)
Investments in separate accounts of $45.9 million at September 30, 2019 consist of approximately 9% of cash equivalents and 91% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $43.2 million at December 31, 2018 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long term compensation plans of $95.4 million and $91.8 million at September 30, 2019 and December 31, 2018, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $53.5 million and $58.6 million at September 30, 2019 and December 31, 2018, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The real estate investment Funds of $6.2 million and $12.3 million at September 30, 2019 and December 31, 2018, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to eleven years from September 30, 2019. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million and $3.0 million at September 30, 2019 and December 31, 2018, respectively, relate to investments in Timber Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Consolidated Funds’ other investments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Level III financial assets
At beginning of the period	$—	$26.5	$—	$—
Additions (redemptions)	—	—	—	—
Transfers into Level III	—	—	—	26.5
Funds de-consolidation	—	(26.5)	—	(26.5)
Total net fair value losses recognized in net income	—	—	—	—
Total Level III financial assets	$—	$—	$—	$—

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

	Investments in unconsolidated Funds
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Level III financial assets
At beginning of the period	$3.0	$5.2	$3.0	$—
Additions (redemptions)	0.1	(0.3)	0.1	(0.3)
Transfers into Level III	—	—	—	—
Change in recognition based on adoption of ASU 2016-01	—	—	—	6.4
Total net fair value losses recognized in net income	(0.1)	(0.3)	(0.1)	(1.5)
Total Level III financial assets	$3.0	$4.6	$3.0	$4.6

There were no significant transfers of financial assets or liabilities among Levels I, II or III during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company transferred $26.5 million of Consolidated Funds’ other investments into Level III. These investments were not previously classified on the fair value hierarchy. The Fund was de-consolidated during the three months ended September 30, 2018.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities

The Company, through its Affiliates, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by Affiliates and other partnership interests typically owned entirely by third party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

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

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	9/30/2019	12/31/2018
Assets
Investments at fair value	$124.6	$124.8
Other assets of consolidated Funds	72.9	19.8
Total Assets	$197.5	$144.6
Liabilities
Liabilities of consolidated Funds	$10.9	$14.9
Total Liabilities	$10.9	$14.9

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
The Company’s involvement with Funds that are VIEs and not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIEs results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2019	December 31, 2018
Unconsolidated VIE assets	$6,638.5	$4,814.9
Unconsolidated VIE liabilities	$4,317.6	$2,115.1
Equity interests on the Condensed Consolidated Balance Sheets	$17.0	$22.5
Maximum risk of loss(1)	$23.4	$31.0

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	September 30, 2019			December 31, 2018
	Carrying value(1)	Fair Value	Fair Value Level	Carrying value(1)	Fair Value	Fair Value Level
$450 million revolving credit facility expiring August 22, 2022 (2) (3)	$175.0	$175.0	2	$—	$—
Non-recourse seed capital facility expiring July 17, 2020 (3)	$35.0	$35.0	2	$—	$—
Long-term bonds:
$275 million 4.80% Senior Notes Due July 27, 2026	$272.3	$285.9	2	$272.2	$266.0	2
$125 million 5.125% Senior Notes Due August 1, 2031	$121.3	$124.3	2	$121.1	$102.3	2
Total borrowings and long-term debt	$603.6	$620.2		$393.3	$368.3

(1)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

(2)	Revolving credit facility of $350 million set to expire on October 15, 2019 was terminated. A new revolving credit facility of $450 million was executed on August 20, 2019.

(3)	Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.
On August 20, 2019, the Company entered into a $450 million senior unsecured revolving credit facility with Citibank, as administrative agent and issuing bank, and RBC Capital Markets and BMO Capital Markets Corp. as joint lead arrangers and joint book runners (the “Credit Facility”). Subject to certain conditions, the Company may borrow up to an additional $150 million under the Credit Facility. The Credit Facility has a maturity day of August 22, 2022. The previous revolving credit facility with Citibank, which had a maturity date of October 15, 2019, was terminated. Upon entry into the Credit Facility, the Company made an initial drawdown of $210 million under the Credit Facility to fully repay the $210 million outstanding under its existing credit facility. The Company paid down $35 million of the amount outstanding of the Credit Facility during the third quarter.
Borrowings under the Credit Facility bear interest, at the Company’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.125% to 2.00%, with such additional amount based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.125% to 0.45%, with such amount based on the Company’s credit rating.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt (cont.)

Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR plus 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%. Under the Credit Facility, the ratio of the third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x.

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
As of September 30, 2019, the ROU asset of $40.3 million was included within Other assets and the lease liability of $45.3 million was included within Other liabilities on the Condensed Consolidated Balance Sheet.
The following table summarizes information about the Company’s operating leases for the three and nine months ended September 30, 2019 (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$3.4	$10.3
Variable lease cost	0.1	0.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.7	11.0
ROU asset obtained in exchange for new operating lease liabilities	0.1	5.5

In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the nine months ended September 30, 2019, the weighted average remaining lease term was 4.47 years and the weighted average discount rate was 4.13%.

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$3.6
2020	14.0
2021	13.0
2022	8.9
2023	3.5
Thereafter	7.0
Total lease payments	50.0
Less imputed interest	(4.7)
Total	$45.3

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $48 million in co-investments as of September 30, 2019. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of September 30, 2019, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2019, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2019.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitment and Contingencies (cont.)

Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to controlling interests	$75.4	$54.0	$156.1	$113.4
Less: Total income available to participating unvested securities(1)	—	(0.2)	(0.1)	(0.4)
Total net income attributable to common stock	$75.4	$53.8	$156.0	$113.0
Denominator:
Weighted-average shares of common stock outstanding—basic	89,970,871	106,363,714	92,996,289	108,057,432
Potential shares of common stock:
Restricted stock units	1,429	150,995	79,775	174,278
Weighted-average shares of common stock outstanding—diluted	89,972,300	106,514,709	93,076,064	108,231,710
Earnings per share of common stock attributable to controlling interests:
Basic	$0.84	$0.51	$1.68	$1.05
Diluted	$0.84	$0.51	$1.68	$1.04

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.
Employee options to purchase 8,970,000 shares were not included in the computation of diluted EPS for the three and nine months ended September 30, 2019 because the assumed proceeds from exercising such options exceed the average price of the shares of common stock for the period and, therefore, the options are deemed antidilutive.

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $0.9 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Revenue from expense reimbursement amounted to $3.2 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
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

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.
Alternatives, which is comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

Management fee revenue by segment and asset class is comprised of the following for the three and nine months ended September 30 (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Quant & Solutions
Global / non-U.S. equity	92.7	95.9	276.8	288.7
Alternatives
Alternatives	37.2	54.6	124.5	164.5
Liquid Alpha
Global / non-U.S. equity	21.9	27.1	70.6	89.1
Fixed income	6.6	6.7	19.5	20.3
U.S. equity	38.0	45.3	118.4	138.4
Management fee revenue	$196.4	$229.6	$609.8	$701.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2019 and 2018 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)
Foreign currency translation adjustment	(0.8)	—	(0.8)
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.1)	(0.1)
Other comprehensive income (loss)	(0.8)	0.6	(0.2)
Balance, as of September 30, 2019	$0.9	$(20.9)	$(20.0)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2018	$2.7	$(23.9)	$(21.2)
Foreign currency translation adjustment	(0.4)	—	(0.4)
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.1)	(0.1)
Other comprehensive income (loss)	(0.4)	0.6	0.2
Balance, as of September 30, 2018	$2.3	$(23.3)	$(21.0)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation adjustment	(0.9)	—	(0.9)
Amortization related to derivatives securities, before tax	—	2.2	2.2
Tax impact	—	(0.4)	(0.4)
Other comprehensive income (loss)	(0.9)	1.8	0.9
Balance, as of September 30, 2019	$0.9	$(20.9)	$(20.0)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Foreign currency translation adjustment	(1.2)	—	(1.2)
Amortization related to derivatives securities, before tax	—	2.1	2.1
Tax impact	—	(0.3)	(0.3)
Other comprehensive income (loss)	(1.2)	1.8	0.6
Balance, as of September 30, 2018	$2.3	$(23.3)	$(21.0)

For the three months ended September 30, 2019 and 2018, the Company reclassified $0.7 million and $0.7 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.
For the nine months ended September 30, 2019 and 2018, the Company reclassified $2.2 million and $2.1 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

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
As of September 30, 2019, the balance recorded in accumulated other comprehensive income (loss) was $(20.9) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million and $0.7 million have been reclassified for the three months ended September 30, 2019 and 2018, respectively, and amounts of $2.2 million and $2.1 million have been reclassified for the nine months ended September 30, 2019 and 2018, respectively. During the next twelve months the Company expects to reclassify approximately $3.1 million to interest expense.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments

Change in Segments

During the third quarter of 2019, the Company realigned the information that the Chief Operating Decision Maker (“CODM”) regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result of this change in segment reporting (see Note 1), the Company retrospectively revised prior period results, by segment, to conform to the current period presentation. This structure includes three reportable segments: Quant & Solutions, Alternatives, and Liquid Alpha. The structure is based on the Company’s various investment strategies.
As a result of the change noted above, effective for the quarter ended September 30, 2019, the Company began reporting the following business segments:

•
Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•
Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•
Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

The Company has a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The corporate head office expenses are not allocated to the Company’s three business segments but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
Performance Measure
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income ("ENI"). The Company defines economic net income for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. This measure supplements and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with U.S. GAAP. The Company does not disclose total asset information for its reportable segments as the information is not reviewed by the CODM.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from equity-accounted Affiliates. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition, that occurred as a result of Landmark transaction, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

Segment Presentation
The following tables set forth summarized operating results for the Company's three segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s three segments for the three months ended September 30, 2019 (in millions):

	Three Months Ended September 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$93.1	$37.4	$65.2	$0.1	$2.0	(a)	$197.8

ENI operating expenses	40.8	16.1	18.5	8.3	5.5	(b)	89.2
Earnings before variable compensation	52.3	21.3	46.7	(8.2)	(3.5)		108.6
Variable compensation	18.8	7.8	15.6	1.9	—		44.1
ENI operating earnings (after variable comp)	33.5	13.5	31.1	(10.1)	(3.5)		64.5
Affiliate key employee distributions	1.5	5.0	6.1	—	—		12.6
Earnings after Affiliate key employee distributions	32.0	8.5	25.0	(10.1)	(3.5)		51.9
Net interest income (expense)	—	—	—	(5.7)	(2.2)	(d)	(7.9)
Net investment income	—	—	—	—	7.0	(e)	7.0
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(7.6)	(e)	(7.6)
Income tax (expense) benefit	—	—	—	(12.3)	44.3	(f)	32.0
Economic net income	$32.0	$8.5	$25.0	$(28.1)	$38.0		$75.4

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the three months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$97.0	$54.6	$76.9	$0.1	$1.5	(a)	$230.1

ENI operating expenses	37.5	15.5	21.0	9.6	55.5	(b)	139.1
Earnings before variable compensation	59.5	39.1	55.9	(9.5)	(54.0)		91.0
Variable compensation	21.1	14.3	18.6	3.2	—		57.2
ENI operating earnings (after variable comp)	38.4	24.8	37.3	(12.7)	(54.0)		33.8
Affiliate key employee distributions	2.4	10.1	8.0	—	—		20.5
Earnings after Affiliate key employee distributions	36.0	14.7	29.3	(12.7)	(54.0)		13.3
Net interest income (expense)	—	—	—	(3.1)	(2.3)	(d)	(5.4)
Net investment income (loss)	—	—	—	—	2.8	(e)	2.8
Net (income) loss attributable to non-controlling interests in consolidated Funds	—	—	—	—	(0.2)	(e)	(0.2)
Income tax (expense) benefit	—	—	—	(15.4)	58.8	(f)	43.4
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	0.1	(e)	0.1
Economic net income	$36.0	$14.7	$29.3	$(31.2)	$5.2		$54.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the nine months ended September 30, 2019 (in millions):

	Nine Months Ended September 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$277.3	$125.7	$202.8	$0.3	$6.0	(a)	$612.1

ENI operating expenses	120.4	49.4	60.0	25.4	4.8	(b)	260.0
Earnings before variable compensation	156.9	76.3	142.8	(25.1)	1.2		352.1
Variable compensation	57.6	28.0	48.1	7.5	4.6	(c)	145.8
ENI operating earnings (after variable comp)	99.3	48.3	94.7	(32.6)	(3.4)		206.3
Affiliate key employee distributions	4.1	17.1	18.6	—	—		39.8
Earnings after Affiliate key employee distributions	95.2	31.2	76.1	(32.6)	(3.4)		166.5
Net interest income (expense)	—	—	—	(15.4)	(6.9)	(d)	(22.3)
Net investment income (loss)	—	—	—	—	25.2	(e)	25.2
Net (income) loss attributable to non-controlling interests in consolidated Funds	—	—	—	—	(9.6)	(e)	(9.6)
Income tax (expense) benefit	—	—	—	(36.9)	33.2	(f)	(3.7)
Economic net income	$95.2	$31.2	$76.1	$(84.9)	$38.5		$156.1

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the nine months ended September 30, 2018 (in millions:

	Nine Months Ended September 30, 2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$295.2	$170.0	$241.6	$0.3	$6.6	(a)	$713.7

ENI operating expenses	107.2	46.7	64.1	31.6	164.6	(b)	414.2
Earnings before variable compensation	188.0	123.3	177.5	(31.3)	(158.0)		299.5
Variable compensation	67.0	45.7	58.2	11.5	—		182.4
ENI operating earnings (after variable comp)	121.0	77.6	119.3	(42.8)	(158.0)		117.1
Affiliate key employee distributions	8.4	28.5	26.0	—	—		62.9
Earnings after Affiliate key employee distributions	112.6	49.1	93.3	(42.8)	(158.0)		54.2
Net interest income (expense)	—	—	—	(10.8)	(5.9)	(d)	(16.7)
Net investment income	—	—	—	—	62.8	(e)	62.8
Net loss attributable to non-controlling interests in consolidated Funds	—	—	—	—	1.9	(e)	1.9
Income tax (expense) benefit	—	—	—	(47.2)	58.3	(f)	11.1
Gain on disposal of discontinued operations, net of tax	—	—	—	—	0.1	(e)	0.1
Economic net income	$112.6	$49.1	$93.3	$(100.8)	$(40.8)		$113.4

(1)
The U.S. GAAP equivalent of ENI revenue is U.S. GAAP revenue. The U.S. GAAP equivalent of ENI operating expenses is U.S. GAAP operating expenses, which is comprised of ENI operating expenses, variable compensation and Affiliate key employee distributions above. The U.S. GAAP equivalent of earnings after Affiliate key employee distributions is U.S. GAAP operating Income. The U.S. GAAP equivalent of Economic Net Income is U.S. GAAP net income attributable to controlling interests.

Reconciling Adjustments:

(a)
Adjusted to exclude earnings from equity-accounted Affiliates, which are included in U.S. GAAP investment income, and to include consolidated Funds revenues and the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.

(b)
Adjusted to include non-cash amortization expense for acquisition-related consideration and pre-acquisition employee equity, non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.

(c)	Adjusted to include restructuring costs, which are included in U.S. GAAP compensation expense.

(d)	Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.

(e)
Adjusted to include net investment income (loss), net income (loss) attributable to non-controlling interests in consolidated Funds, and the gain on disposal of discontinued operations, all of which are included in U.S. GAAP net income attributable to controlling interests.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)

(f)
Adjusted to include the impact of deferred taxes resulting from changes in tax law and the amortization of goodwill and acquired intangibles. Also adjusted to include tax expense or benefits relating to uncertain tax positions, the tax impact of certain ENI adjustments and other unusual items that are not included in current operating results for ENI purposes.

Management fee revenue by principal geographic area is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$148.2	$173.7	$459.4	$533.8
Non-U.S.	48.2	55.9	150.4	167.2
Management fee revenue	$196.4	$229.6	$609.8	$701.0

14) Related Party Transactions
During the third quarter of 2019, an Affiliate provided a loan to Affiliate employees to be used to repurchase Affiliate equity. At September 30, 2019 the balance of the loan to Affiliate employees was $5.1 million.

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
Our MD&A is presented in five sections:

•
Overview provides a brief description of our Affiliates, recent developments, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate, strategy, client type and location, and net flows by segment, client type and client location.

•
U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2019 and 2018, as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2019 and 2018 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.

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

Overview
We are a diversified, global asset management company headquartered in Boston, Massachusetts. We completed a redomestication process to change our publicly traded parent company from a United Kingdom company to a Delaware corporation on July 12, 2019. We operate our business through three business segments:

•
Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•
Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•
Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

Within our three segments, we have seven affiliate firms to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

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

•
Campbell Global, LLC (“Campbell Global”)—a leading sustainable forestry and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.

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
Recent Developments
Change in Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the change in the Chief Operating Decision Maker (“CODM”) of the Company at the end of 2018, the Company has been undergoing a strategic shift to refocus the Company’s businesses by its various investment strategies.
During the third quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result, the Company’s segment reporting structure changed based on the Company’s various investment strategies.
As a result of the change noted above, effective for the quarter ended September 30, 2019, the Company began reporting the following business segments:

•
Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•
Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•
Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $46.5 billion, or 22% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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
How We Measure Performance
We manage our business based on three business segments, reflecting how management assesses the performance of our business.
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
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis."

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2019 and 2018:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
U.S. GAAP Basis
Revenue	$197.8	$230.1	$(32.3)	$612.1	$713.7	$(101.6)
Pre-tax income from continuing operations attributable to controlling interests	43.4	10.5	32.9	159.8	102.2	57.6
Net income from continuing operations attributable to controlling interests	75.4	53.9	21.5	156.1	113.3	42.8
Net income attributable to controlling interests	75.4	54.0	21.4	156.1	113.4	42.7
U.S. GAAP operating margin(1)	26.2%	5.8%	2046 bps	27.2%	7.6%	1961 bps
Earnings per share, basic ($)	$0.84	$0.51	$0.33	$1.68	$1.05	$0.63
Earnings per share, diluted ($)	$0.84	$0.51	$0.33	$1.68	$1.04	$0.64
Basic shares outstanding (in millions)	90.0	106.4	(16.4)	93.0	108.1	(15.1)
Diluted shares outstanding (in millions)	90.0	106.5	(16.5)	93.1	108.2	(15.1)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$195.8	$228.6	$(32.8)	$606.1	$707.1	$(101.0)
Pre-tax economic net income(5)	49.7	64.2	(14.5)	154.5	201.4	(46.9)
Adjusted EBITDA	59.8	71.0	(11.2)	182.1	222.8	(40.7)
ENI operating margin(6)	34.7%	38.4%	(368) bps	34.6%	38.9%	(431) bps
Economic net income(7)	37.4	48.8	(11.4)	117.6	154.2	(36.6)
ENI diluted EPS ($)	$0.42	$0.46	$(0.04)	$1.26	$1.42	$(0.16)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$216.8	$237.7	$(20.9)	$216.8	$237.7	$(20.9)
Net client cash flows (in billions)(8)	(6.2)	(1.0)	(5.2)	(7.6)	(0.2)	(7.4)
Annualized revenue impact of net flows (8)(9)	(16.2)	10.8	(27.0)	(24.4)	25.8	(50.2)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”

(3)
Excludes restructuring costs at the Center of $4.6 million and costs associated with the redomicile to the U.S. of $2.0 million for the nine months ended September 30, 2019. For the three months ended September 30, 2019, restructuring costs at the Center were $0.1 million and costs associated with the redomicile were $0.9 million.

(4)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. ENI operating earnings is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. The ENI operating margin corresponds to our U.S. GAAP operating margin, excluding the effect of consolidated Funds.

(7)	Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

(8)	Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(9)
Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distribution. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including equity-accounted Affiliates. In addition, reinvested income and distribution for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Assets Under Management" herein.

Assets Under Management
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	September 30, 2019	December 31, 2018
Acadian Asset Management	$95.8	$86.2
Barrow, Hanley, Mewhinney & Strauss	72.2	72.0
Campbell Global	4.7	4.6
Copper Rock Capital Partners	3.7	4.0
Investment Counselors of Maryland	2.2	1.8
Landmark Partners	17.9	17.8
Thompson, Siegel & Walmsley	20.3	19.9
Total assets under management	$216.8	$206.3

Our strategies include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.
Alternatives, which consist of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2019	December 31, 2018
U.S. equity, small/smid cap value	$5.6	$5.1
U.S. equity, mid cap value	9.2	9.6
U.S. equity, large cap value	46.5	45.2
U.S. equity, core/blend	1.6	2.7
Total U.S. equity	62.9	62.6
Global equity	38.2	34.4
International equity	52.1	46.4
Emerging markets equity	26.3	26.0
Total global / non-U.S. equity	116.6	106.8
Fixed income	14.1	13.1
Alternatives	23.2	23.8
Total assets under management	$216.8	$206.3

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	September 30, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
Sub-advisory	$60.2	27.8%	$61.3	29.7%
Corporate/Union	37.9	17.5%	36.4	17.6%
Public/Government	70.9	32.7%	63.9	31.0%
Endowment/Foundation	5.1	2.4%	4.5	2.2%
OM plc Group	2.2	1.0%	2.1	1.0%
Commingled Trust/UCITS	29.1	13.4%	28.2	13.7%
Mutual Fund	2.1	1.0%	2.0	1.0%
Other	9.3	4.2%	7.9	3.8%
Total assets under management	$216.8		$206.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	September 30, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
U.S.	$163.7	75.5%	$156.8	76.0%
Europe	18.9	8.7%	17.3	8.4%
Asia	11.6	5.4%	10.4	5.0%
Australia	9.2	4.2%	9.2	4.5%
Other	13.4	6.2%	12.6	6.1%
Total assets under management	$216.8		$206.3

AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash. Realizations include distributions related to the sale of alternative assets, which represent a return on investment.
In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including equity-accounted Affiliates. In addition, reinvested income and distributions for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2019	2018	2019	2018
Quant & Solutions
Beginning balance	$97.6	$95.5	$85.2	$96.0
Gross inflows	3.0	3.4	10.6	12.1
Gross outflows	(3.6)	(2.0)	(9.1)	(8.1)
Reinvested income and distributions	0.7	0.7	2.1	1.9
Net flows(1)	0.1	2.1	3.6	5.9
Market appreciation (depreciation)	(2.2)	0.9	6.7	(3.4)
Ending balance	$95.5	$98.5	$95.5	$98.5
Average AUM(2)	$96.0	$97.7	$94.1	$98.0

Alternatives
Beginning balance	$23.5	$23.4	$23.8	$22.1
Gross inflows	0.6	2.1	1.3	5.8
Gross outflows	(0.1)	(1.6)	(0.7)	(2.2)
Net flows(1)	0.5	0.5	0.6	3.6
Market appreciation (depreciation)	—	0.1	(0.1)	—
Realizations and Other(3)	(0.8)	(0.2)	(1.1)	(1.9)
Ending balance	$23.2	$23.8	$23.2	$23.8
Average AUM(2)	$23.2	$23.1	$23.6	$22.8

Liquid Alpha
Beginning balance	$103.9	$115.4	$97.3	$124.9
Gross inflows	1.0	1.4	4.7	5.4
Gross outflows	(8.4)	(5.7)	(18.7)	(17.4)
Reinvested income and distributions	0.6	0.7	2.2	2.3
Net flows(1)	(6.8)	(3.6)	(11.8)	(9.7)
Market appreciation (depreciation)	1.0	3.6	12.6	0.2
Ending balance	$98.1	$115.4	$98.1	$115.4
Average AUM	$99.8	$116.5	$101.2	$119.8
Average AUM of consolidated Affiliates	$97.6	$114.2	$99.1	$117.7

Total
Beginning balance	$225.0	$234.3	$206.3	$243.0
Gross inflows	4.6	6.9	16.6	23.3
Gross outflows	(12.1)	(9.3)	(28.5)	(27.7)
Reinvested income and distributions	1.3	1.4	4.3	4.2
Net flows(1)	(6.2)	(1.0)	(7.6)	(0.2)
Market appreciation (depreciation)	(1.2)	4.6	19.2	(3.2)
Realizations and other(3)	(0.8)	(0.2)	(1.1)	(1.9)
Ending balance	$216.8	$237.7	$216.8	$237.7
Average AUM	$219.0	$237.3	$218.9	$240.6
Average AUM of consolidated Affiliates	$216.8	$235.0	$216.8	$238.5

Annualized basis points: inflows	33.7	52.5	34.8	48.3
Annualized basis points: outflows	30.1	32.1	34.0	36.4
Annualized revenue impact of net flows ($ in millions)(1)	$(16.2)	$10.8	$(24.4)	$25.8

(1)	Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(2)	Average AUM equals average AUM of consolidated Affiliates.

(3)
Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.

We also analyze our flows and AUM by client type and client location. Our client types include:

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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sub-advisory
Beginning balance	$64.3	$74.6	$61.3	$80.1
Gross inflows	0.9	2.0	3.4	5.2
Gross outflows	(5.7)	(3.8)	(13.5)	(11.2)
Reinvested income and distributions(1)	0.4	0.4	1.3	1.4
Net flows(2)	(4.4)	(1.4)	(8.8)	(4.6)
Market appreciation (depreciation)	0.3	3.0	7.7	0.7
Ending balance	$60.2	$76.2	$60.2	$76.2

Institutional
Beginning balance	$149.3	$148.8	$135.1	$151.9
Gross inflows	3.3	4.5	11.5	16.9
Gross outflows	(6.0)	(4.9)	(13.7)	(15.2)
Reinvested income and distributions(1)	0.8	0.9	2.8	2.6
Net flows(2)	(1.9)	0.5	0.6	4.3
Market appreciation (depreciation)	(1.4)	1.2	10.6	(4.0)
Realizations and other(3)	(0.8)	(0.2)	(1.1)	(1.9)
Ending balance	$145.2	$150.3	$145.2	$150.3

Retail/Other
Beginning balance	$11.4	$10.9	$9.9	$11.0
Gross inflows	0.4	0.4	1.7	1.2
Gross outflows	(0.4)	(0.6)	(1.3)	(1.3)
Reinvested income and distributions(1)	0.1	0.1	0.2	0.2
Net flows(2)	0.1	(0.1)	0.6	0.1
Market appreciation (depreciation)	—	0.4	0.9	0.1
Ending balance	$11.5	$11.2	$11.4	$11.2

Total
Beginning balance	$225.0	$234.3	$206.3	$243.0
Gross inflows	4.6	6.9	16.6	23.3
Gross outflows	(12.1)	(9.3)	(28.5)	(27.7)
Reinvested income and distributions(1)	1.3	1.4	4.3	4.2
Net flows(2)	(6.2)	(1.0)	(7.6)	(0.2)
Market appreciation (depreciation)	(1.2)	4.6	19.2	(3.2)
Realizations and other(3)	(0.8)	(0.2)	(1.1)	(1.9)
Ending balance	$216.8	$237.7	$216.8	$237.7

(1)	Reinvested income and distributions is allocated based on consolidated total rate multiplied by the beginning of period AUM of each client type.

(2)	Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(3)
Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.
Beginning balance	$169.9	$180.4	$156.8	$190.1
Gross inflows	2.9	4.6	10.5	15.8
Gross outflows	(8.8)	(7.7)	(21.0)	(23.0)
Reinvested income and distributions(1)	1.0	1.1	3.3	3.3
Net flows(2)	(4.9)	(2.0)	(7.2)	(3.9)
Market appreciation (depreciation)	(0.6)	3.6	15.0	(2.7)
Realizations and other(3)	(0.7)	(0.2)	(0.9)	(1.7)
Ending balance	$163.7	$181.8	$163.7	$181.8

Non-U.S.
Beginning balance	$55.1	$53.9	$49.5	$52.9
Gross inflows	1.7	2.3	6.1	7.5
Gross outflows	(3.3)	(1.6)	(7.5)	(4.7)
Reinvested income and distributions(1)	0.3	0.3	1.0	0.9
Net flows(2)	(1.3)	1.0	(0.4)	3.7
Market appreciation (depreciation)	(0.6)	1.0	4.2	(0.5)
Realizations and other(3)	(0.1)	—	(0.2)	(0.2)
Ending balance	$53.1	$55.9	$53.1	$55.9

Total
Beginning balance	$225.0	$234.3	$206.3	$243.0
Gross inflows	4.6	6.9	16.6	23.3
Gross outflows	(12.1)	(9.3)	(28.5)	(27.7)
Reinvested income and distributions(1)	1.3	1.4	4.3	4.2
Net flows(2)	(6.2)	(1.0)	(7.6)	(0.2)
Market appreciation (depreciation)	(1.2)	4.6	19.2	(3.2)
Realizations and other(3)	(0.8)	(0.2)	(1.1)	(1.9)
Ending balance	$216.8	$237.7	$216.8	$237.7

(1)	Reinvested income and distributions is allocated based on consolidated total rate multiplied by the beginning of period AUM of each client location.

(2)	Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(3)
Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.

At September 30, 2019, our total assets under management were $216.8 billion, a decrease of $(8.2) billion, or (3.6)%, compared to $225.0 billion at June 30, 2019 and a decrease of $(20.9) billion, or (8.8)%, compared to $237.7 billion at September 30, 2018. The change in assets under management during the three months ended September 30, 2019 reflects net market depreciation of $(1.2) billion, realizations and other of $(0.8) billion, and net flows of $(6.2) billion including reinvested income and distributions of $1.3 billion. The change in assets under management during the nine months ended September 30, 2019 reflects net market appreciation of $19.2 billion, realizations and other of $(1.1) billion, and net flows of $(7.6) billion including reinvested income and distributions of $4.3 billion.
For the three months ended September 30, 2019, our net flows were $(6.2) billion compared to $(1.1) billion for the three months ended June 30, 2019 and $(1.0) billion for the three months ended September 30, 2018. The change in net flows during the three months ended September 30, 2019 compared to the three months ended June 30, 2019 included low fee merger and acquisition related reallocations of $(2.0) billion and continued reallocations from a specific subadvisory client of $(2.0) billion. Reinvested income and distributions of $1.3 billion, $1.6 billion and $1.4 billion are reflected in the net flows for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively. For the three months ended September 30, 2019, the annualized revenue impact of the net flows was $(16.2) million. Gross inflows of $4.6 billion during the three-month period were into asset classes yielding approximately 34 bps, and gross outflows in the same period of $(12.1) billion were out of asset classes yielding approximately 30 bps.  This is compared to the annualized revenue impact of net flows of $(7.8) million for the three months ended June 30, 2019 and $10.8 million for the three months ended September 30, 2018.
For the nine months ended September 30, 2019, our net flows were $(7.6) billion compared to $(0.2) billion for the nine months ended September 30, 2018. The net flows in the nine months ended September 30, 2019 were mainly impacted by merger and acquisition related outflows, and lower sales in Alternatives in 2019 due to the cycle of fundraising. Reinvested income and distributions of $4.3 billion are reflected in the net flows for the nine months ended September 30, 2019 and $4.2 billion for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the annualized revenue impact of the net flows decreased to $(24.4) million compared to $25.8 million for the nine months ended September 30, 2018, as a result of higher fee Alternatives sales not repeating in 2019. Gross inflows of $16.6 billion in the nine months ended September 30, 2019 yielded approximately 35 bps compared to $23.3 billion yielding approximately 48 bps in the year-ago period. Gross outflows of $(28.5) billion yielded approximately 34 bps in the nine months ended September 30, 2019 compared to $(27.7) billion yielding approximately 36 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$196.4	$229.6	$(33.2)	$609.8	$701.0	$(91.2)
Performance fees	(1.9)	(2.1)	0.2	(6.9)	2.9	(9.8)
Other revenue	1.4	1.4	—	4.3	7.2	(2.9)
Consolidated Funds’ revenue	1.9	1.2	0.7	4.9	2.6	2.3
Total revenue	197.8	230.1	(32.3)	612.1	713.7	(101.6)
Compensation and benefits	108.0	180.2	(72.2)	332.8	552.8	(220.0)
General and administrative expense	31.7	31.0	0.7	95.3	90.3	5.0
Amortization of acquired intangibles	1.6	1.6	—	4.9	4.9	—
Depreciation and amortization	4.4	3.7	0.7	12.2	10.6	1.6
Consolidated Funds’ expense	0.2	0.3	(0.1)	0.4	0.9	(0.5)
Total expenses	145.9	216.8	(70.9)	445.6	659.5	(213.9)
Operating income	51.9	13.3	38.6	166.5	54.2	112.3
Investment income	2.3	3.9	(1.6)	11.4	69.6	(58.2)
Interest income	0.4	0.9	(0.5)	1.8	2.0	(0.2)
Interest expense	(8.3)	(6.3)	(2.0)	(24.1)	(18.7)	(5.4)
Net consolidated Funds’ investment gains (losses)	4.7	(1.1)	5.8	13.8	(6.8)	20.6
Income from continuing operations before taxes	51.0	10.7	40.3	169.4	100.3	69.1
Income tax expense	(32.0)	(43.4)	11.4	3.7	(11.1)	14.8
Income from continuing operations	83.0	54.1	28.9	165.7	111.4	54.3
Gain (loss) on disposal of discontinued operations, net of tax	—	0.1	(0.1)	—	0.1	(0.1)
Net income	83.0	54.2	28.8	165.7	111.5	54.2
Net income (loss) attributable to non-controlling interests in consolidated Funds	7.6	0.2	7.4	9.6	(1.9)	11.5
Net income attributable to controlling interests	$75.4	$54.0	$21.4	$156.1	$113.4	$42.7

Basic earnings per share ($)	$0.84	$0.51	$0.33	$1.68	$1.05	$0.63
Diluted earnings per share ($)	0.84	0.51	0.33	1.68	1.04	0.64
Weighted average shares of common stock outstanding—basic	90.0	106.4	(16.4)	93.0	108.1	(15.1)
Weighted average shares of common stock outstanding—diluted	90.0	106.5	(16.5)	93.1	108.2	(15.1)

U.S. GAAP operating margin(1)	26.2%	5.8%		27.2%	7.6%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Statement of Operations	2019	2018	2019	2018
Net income attributable to controlling interests	$75.4	$54.0	$156.1	$113.4
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	(0.1)	—	(0.1)
Net income from continuing operations attributable to controlling interests	75.4	53.9	156.1	113.3
Add: Income tax expense (benefit)	(32.0)	(43.4)	3.7	(11.1)
Pre-tax income from continuing operations attributable to controlling interests	$43.4	$10.5	$159.8	$102.2
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 35.9 bps and 37.6 bps for the three and nine months ended September 30, 2019, respectively, and 38.8 bps and 39.3 bps for the three and nine months ended September 30, 2018, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain segments, net catch-up fees or disproportionate market movements.

Our average basis points by segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
Alternatives	$37.2	64	$54.6	94	$124.5	71	$164.5	96
Quant & Solutions	92.7	38	95.9	39	276.8	39	288.7	39
Liquid Alpha	66.5	27	79.1	27	208.5	28	247.8	28
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$196.4	35.9	$229.6	38.8	$609.8	37.6	$701.0	39.3
Average AUM excluding equity-accounted Affiliates	$216.8		$235.0		$216.8		$238.5
Average AUM including equity-accounted Affiliates & weighted average fee rate	$219.0	36.2	$237.3	38.9	$218.9	37.8	$240.6	39.5

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Management fees decreased $(33.2) million, or (14.5)%, from $229.6 million for the three months ended September 30, 2018 to $196.4 million for the three months ended September 30, 2019. The decrease was due to lower levels of average assets under management excluding equity-accounted Affiliates, and net catch-up fees associated with alternative assets earned in 2018 not repeating in 2019. Net catch-up fees represent payment of certain Fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Average assets under management excluding equity-accounted Affiliates decreased (7.7)%, from $235.0 billion for the three months ended September 30, 2018 to $216.8 billion for the three months ended September 30, 2019, mainly due to equity market decline at the end of 2018.
The decrease in management fee revenue is also driven by the decreases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 35.9 basis points for the three months ended September 30, 2019 and 38.8 basis points for the three months ended September 30, 2018, with the decrease driven mostly by the mix of flows and market movements over the past four quarters, and the decline in net catch-up fees.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Management fees decreased $(91.2) million, or (13.0)%, from $701.0 million for the nine months ended September 30, 2018 to $609.8 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in both average assets under management excluding equity-accounted Affiliates and our weighted average fee rate in the nine months ended September 30, 2019. The decrease in management fee revenue was also caused by net catch-up fees earned in 2018 that did not repeat in 2019. Average assets under management excluding equity-accounted Affiliates decreased (9.1)%, from $238.5 billion for the nine months ended September 30, 2018 to $216.8 billion for the nine months ended September 30, 2019, mainly driven by equity market decline in the fourth quarter of 2018.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 37.6 basis points for the nine months ended September 30, 2019 and 39.3 basis points for the nine months ended September 30, 2018. The decrease was primarily driven by the impact of net catch-up fees for alternative products.

Performance Fees
Approximately $46.5 billion, or 22% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.

Three months ended September 30, 2019 compared to three months ended September 30, 2018: Performance fees improved $0.2 million, from $(2.1) million for the three months ended September 30, 2018 to $(1.9) million for the three months ended September 30, 2019. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The net negative performance fees in the three months ended September 30, 2019 represent downward management fee adjustments in certain sub-advisory accounts (i.e. fulcrum fees).

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Performance fees decreased $(9.8) million, from $2.9 million for the nine months ended September 30, 2018 to $(6.9) million for the nine months ended September 30, 2019. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease was also attributable to lower performance fees earned by alternative products.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of September 30, 2019.
Other Revenue
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Other revenue remained unchanged at $1.4 million for the three months ended September 30, 2019 and 2018, respectively.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Other revenue decreased $(2.9) million, from $7.2 million for the nine months ended September 30, 2018 to $4.3 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the decrease in revenue recorded for certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund for the nine months ended September 30, 2019.
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

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Fixed compensation and benefits(1)	$47.7	$46.1	$146.9	$142.8
Sales-based compensation(2)	2.7	4.2	8.5	13.3
Variable compensation(3)	44.1	57.2	145.8	182.4
Affiliate key employee distributions(4)	12.6	20.5	39.8	62.9
Non-cash Affiliate key employee equity revaluations(5)	(14.7)	34.6	(27.7)	98.5
Acquisition-related consideration and pre-acquisition employee equity(6)	15.6	17.6	19.5	52.9
Total U.S. GAAP compensation and benefits expense	$108.0	$180.2	$332.8	$552.8

(1)
Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three and nine months ended September 30, 2019, $46.7 million and $143.7 million, respectively, of fixed compensation and benefits (of the $47.7 million and $146.9 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and nine months ended September 30, 2018, $45.0 million and $136.7 million, respectively of fixed compensation and benefits (of the $46.1 million and $142.8 million above) is included within economic net income, and also excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Cash variable compensation	$39.9	$52.6	$131.3	$168.2
Non-cash equity-based award amortization	4.2	4.6	14.5	14.2
Total variable compensation(a)	$44.1	$57.2	$145.8	$182.4

(a)
For the three and nine months ended September 30, 2019, $44.1 million and $141.2 million, respectively of variable compensation expense (of the $44.1 million and $145.8 million, respectively) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center.

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
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Compensation and benefits expense decreased $(72.2) million, or (40.1)%, from $180.2 million for the three months ended September 30, 2018 to $108.0 million for the three months ended September 30, 2019. Fixed compensation and benefits increased $1.6 million, or 3.5%, from $46.1 million for the three months ended September 30, 2018 to $47.7 million for the three months ended September 30, 2019, primarily reflecting new hires at the Affiliates and annual cost of living increases. Variable compensation decreased $(13.1) million, or (22.9)%, from $57.2 million for the three months ended September 30, 2018 to $44.1 million for the three months ended September 30, 2019. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center. Sales-based compensation decreased $(1.5) million, or (35.7)%, from $4.2 million for the three months ended September 30, 2018 to $2.7 million for the three months ended September 30, 2019, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(7.9) million, or (38.5)%, from $20.5 million for the three months ended September 30, 2018 to $12.6 million for the three months ended September 30, 2019 as a result of lower underlying operating earnings and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(49.3) million, from $34.6 million for the three months ended September 30, 2018 to $(14.7) million for the three months ended September 30, 2019. Acquisition-related consideration and pre-acquisition equity decreased by $(2.0) million from $17.6 million for the three months ended September 30, 2018 to $15.6 million for the three months ended September 30, 2019. The decreases in the revaluations of Affiliate equity and amortization of acquisition-related consideration and pre-acquisition equity were driven by the credit recorded for the revaluation charge on Affiliate equity in the third quarter which was driven by lower earnings at the Affiliates and the impact of the contingent consideration arrangement at Landmark that was included in the 2018 results. This was recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangement, and was fully accrued for as of December 31, 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Compensation and benefits expense decreased $(220.0) million, or (39.8)%, from $552.8 million for the nine months ended September 30, 2018 to $332.8 million for the nine months ended September 30, 2019. Fixed compensation and benefits increased $4.1 million, or 2.9%, from $142.8 million for the nine months ended September 30, 2018 to $146.9 million for the nine months ended September 30, 2019, primarily reflecting new hires at the Affiliates and annual cost of living increases. Variable compensation decreased $(36.6) million, or (20.1)%, from $182.4 million for the nine months ended September 30, 2018 to $145.8 million for the nine months ended September 30, 2019. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center. Sales-based compensation decreased $(4.8) million, or (36.1)%, from $13.3 million for the nine months ended September 30, 2018 to $8.5 million for the nine months ended September 30, 2019, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(23.1) million, or (36.7)%, from $62.9 million for the nine months ended September 30, 2018 to $39.8 million for the nine months ended September 30, 2019, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(126.2) million, from $98.5 million for the nine months ended September 30, 2018 to $(27.7) million for the nine months ended September 30, 2019. Acquisition-related consideration and pre-acquisition equity decreased $(33.4) million, or (63.1)% from $52.9 million for the nine months ended September 30, 2018 to $19.5 million for the nine months ended September 30, 2019. The decreases in the revaluations of Affiliate equity and amortization of acquisition-related consideration and pre-acquisition equity were driven by the credit recorded for the revaluation charge on Affiliate equity in the nine months ended September 30, 2019, which was driven by lower earnings at the Affiliates and the impact of the contingent consideration arrangement at Landmark that was included in the 2018 results. This was recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangement, and was fully accrued for as of December 31, 2018.

General and Administrative Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: General and administrative expense increased $0.7 million, or 2.3%, from $31.0 million for the three months ended September 30, 2018 to $31.7 million for the three months ended September 30, 2019. The increase in general and administrative expenses primarily reflects new initiatives, additional system costs and continued investment in the business.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: General and administrative expense increased $5.0 million, or 5.5%, from $90.3 million for the nine months ended September 30, 2018 to $95.3 million for the nine months ended September 30, 2019, driven by new initiatives, additional system costs and continued investment in the business.
Amortization of Acquired Intangibles Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended September 30, 2018 and $1.6 million for the three months ended September 30, 2019. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Amortization of acquired intangibles expense was unchanged, at $4.9 million for the nine months ended September 30, 2018 and $4.9 million for the nine months ended September 30, 2019. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Depreciation and amortization expense increased $0.7 million, or 18.9%, from $3.7 million for the three months ended September 30, 2018 to $4.4 million for the three months ended September 30, 2019. The increase was primarily due to additional software and technology investments in the business.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Depreciation and amortization expense increased $1.6 million, or 15.1%, from $10.6 million for the nine months ended September 30, 2018 to $12.2 million for the nine months ended September 30, 2019. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Investment income decreased $(1.6) million, from $3.9 million for the three months ended September 30, 2018 to $2.3 million for the three months ended September 30, 2019, reflecting a decrease in returns generated by seed capital investments.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Investment income decreased $(58.2) million or (83.6)%, from $69.6 million for the nine months ended September 30, 2018 to $11.4 million for the nine months ended September 30, 2019. Included in the nine months ended September 30, 2018 was $65.7 million representing the gain on the sale of our investment in Heitman that was not repeated in 2019.
Interest Income

Three months ended September 30, 2019 compared to three months ended September 30, 2018: Interest income decreased $(0.5) million, from $0.9 million for the three months ended September 30, 2018 to $0.4 million for the three months ended September 30, 2019. The decrease was due to lower average cash balances in the current quarter.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Interest income decreased $(0.2) million, from $2.0 million for the nine months ended September 30, 2018 to $1.8 million for the nine months ended September 30, 2019. The decrease was due to lower average cash balances and decreases in short-term investment returns in the current year.
Interest Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Interest expense increased $2.0 million, or 31.7%, from $6.3 million for the three months ended September 30, 2018 to $8.3 million for the three months ended September 30, 2019, reflecting a higher balance drawn on the non-recourse seed capital and revolving credit facilities in 2019.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Interest expense increased $5.4 million, or 28.9%, from $18.7 million for the nine months ended September 30, 2018 to $24.1 million for the nine months ended September 30, 2019, primarily reflecting the utilization of our revolving credit facility in 2019.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, limitations on executive compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate. Our tax expense and effective tax rate for the three months and nine months ended September 30, 2019 and 2018 have decreased due to the tax benefit from reductions in liabilities for uncertain tax positions during the third quarter of each year.

Three months ended September 30, 2019 compared to three months ended September 30, 2018: Income tax expense increased $11.4 million, from $(43.4) million for the three months ended September 30, 2018 to $(32.0) million for the three months ended September 30, 2019 primarily due to the increase in income from continuing operations before tax attributable to controlling interests and a decrease in the tax benefits arising from the reduction of liabilities for uncertain tax positions due to the lapse of statute of limitations.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Income tax expense increased $14.8 million, from $(11.1) million for the nine months ended September 30, 2018 to $3.7 million for the nine months ended September 30, 2019. The increase is primarily due to the increase in income from continuing operations before tax attributable to controlling interests and a smaller benefit from the adjustment for uncertain tax positions in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was partially offset by the impact of the sale of Heitman recognized in the nine months ended September 30, 2018.
U.S. GAAP Consolidated Funds
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Consolidated Funds’ revenue increased $0.7 million, from $1.2 million for the three months ended September 30, 2018 to $1.9 million for the three months ended September 30, 2019. Consolidated Funds’ expense decreased $(0.1) million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net consolidated Funds’ investment gain (loss) increased $5.8 million from $(1.1) million for the three months ended September 30, 2018 to $4.7 million for the three months ended September 30, 2019. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Consolidated Funds’ revenue increased $2.3 million, from $2.6 million for the nine months ended September 30, 2018 to $4.9 million for the nine months ended September 30, 2019. Consolidated Funds’ expense decreased $(0.5) million, from $0.9 million for the nine months ended September 30, 2018 to $0.4 million for the nine months ended September 30, 2019. Net consolidated Funds’ investment gain (loss) increased $20.6 million from $(6.8) million for the nine months ended September 30, 2018 to $13.8 million for the nine months ended September 30, 2019. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2019 and 2018. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Numerator: Operating income	$51.9	$13.3	$166.5	$54.2
Denominator: Total revenue	$197.8	$230.1	$612.1	$713.7
U.S. GAAP operating margin(1)	26.2%	5.8%	27.2%	7.6%

Numerator: Total operating expenses(2)	$145.7	$216.5	$445.2	$658.6
Denominator: Management fee revenue	$196.4	$229.6	$609.8	$701.0
U.S. GAAP operating expense / management fee revenue(3)	74.2%	94.3%	73.0%	94.0%

Numerator: Variable compensation	$44.1	$57.2	$145.8	$182.4
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$106.9	$90.1	$347.6	$297.8
U.S. GAAP variable compensation ratio(3)	41.3%	63.5%	41.9%	61.2%

Numerator: Affiliate key employee distributions	$12.6	$20.5	$39.8	$62.9
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$62.8	$32.9	$201.8	$115.4
U.S. GAAP Affiliate key employee distributions ratio(3)	20.1%	62.3%	19.7%	54.5%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 25.6% for the three months ended September 30, 2019 and 5.4% for the three months ended September 30, 2018.

(2)
Excludes consolidated Funds expense of $0.2 million for the three months ended September 30, 2019; $0.3 million for the three months ended September 30, 2018; $0.4 million for the nine months ended September 30, 2019 and $0.9 million for the nine months ended September 30, 2018.

(3)	Excludes the effect of Funds consolidation for the three and nine months ended September 30, 2019 and 2018.

(4)
Excludes consolidated Funds revenue of $1.9 million for the three months ended September 30, 2019; $1.2 million for the three months ended September 30, 2018; $4.9 million for the nine months ended September 30, 2019 and $2.6 million for the nine months ended September 30, 2018.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Operating income	$51.9	$13.3	$166.5	$54.2
Affiliate key employee distributions	12.6	20.5	39.8	62.9
Operating (income) loss of consolidated Funds	(1.7)	(0.9)	(4.5)	(1.7)
Operating income before Affiliate key employee distributions	62.8	32.9	201.8	115.4
Variable compensation	44.1	57.2	145.8	182.4
Operating income before variable compensation and Affiliate key employee distributions	$106.9	$90.1	$347.6	$297.8
Effects of Inflation
For the three and nine months ended September 30, 2019 and 2018, inflation did not have a material effect on our consolidated results of operations.
Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis
As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management’s view of the underlying economic earnings generated by us. We define economic net income as ENI revenue less (i) ENI operating expenses, (ii) variable compensation, (iii) key employee distributions, (iv) net interest and (v) taxes, each as further discussed in this section. ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense line items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
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
To calculate economic net income, we re-categorize certain line items on our Condensed Consolidated Statements of Operations to reflect the following:

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2019 and 2018
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2019	2018	2019	2018
U.S. GAAP net income attributable to controlling interests		$75.4	$54.0	$156.1	$113.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	(14.7)	34.6	(27.7)	98.5
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	17.2	19.2	24.4	57.8
iii.	Capital transaction costs	0.9	—	2.5	0.1
iv.	Seed/Co-investment (gains) losses and financings(2)	1.9	(0.5)	(11.1)	7.3
v.	Tax benefit of goodwill and acquired intangibles deductions	2.4	1.5	7.1	4.4
vi.	Discontinued operations and restructuring(3)	1.0	0.1	6.6	(64.7)
vii.	ENI tax normalization	(44.9)	(45.5)	(41.7)	(35.6)
Tax effect of above adjustments, as applicable(4)		(1.8)	(14.6)	1.4	(27.0)
Economic net income		$37.4	$48.8	$117.6	$154.2

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Landmark contingent consideration	$—	$34.6	$—	$105.5
Landmark pre-acquisition employee equity	16.2	24.8	28.6	61.4
Landmark-related total	16.2	59.4	28.6	166.9
Other Affiliate equity and amortization of intangible assets	(13.7)	(5.6)	(31.9)	(10.6)
Total	$2.5	$53.8	$(3.3)	$156.3

(2)	The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2019 and 2018 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Seed/Co-investment (gains) losses	$(0.3)	$(2.7)	$(18.0)	$1.4
Financing costs:
Seed/Co-investment average balance	141.9	141.3	144.9	125.9
Blended interest rate*	6.2%	6.2%	6.3%	6.2%
Financing costs	2.2	2.2	6.9	5.9
Net seed/co-investment (gains) losses and financing	$1.9	$(0.5)	$(11.1)	$7.3

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)
The three and nine months ended September 30, 2019 includes restructuring costs at the Center of $0.1 million and $4.6 million and costs associated with the redomicile to the U.S. of $0.9 million and $2.0 million, respectively. The nine months ended September 30, 2018 includes the gain on sale of Heitman of $65.7 million.

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

ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP revenue	$197.8	$230.1	$612.1	$713.7
Include investment return on equity-accounted Affiliates	0.8	0.8	2.1	2.1
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.9)	(1.2)	(4.9)	(2.6)
Exclude Fund expenses reimbursed by customers	(0.9)	(1.1)	(3.2)	(6.1)
ENI revenue	$195.8	$228.6	$606.1	$707.1

The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Management fees(1)	$196.4	$229.6	$609.8	$701.0
Performance fees(2)	(1.9)	(2.1)	(6.9)	2.9
Other income, including equity-accounted Affiliates(3)	1.3	1.1	3.2	3.2
ENI revenue	$195.8	$228.6	$606.1	$707.1

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.8 million and $0.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019 and 2018, our earnings from equity-accounted Affiliates were $2.1 million and $2.1 million, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP other revenue	$1.4	$1.4	$4.3	$7.2
Earnings from equity-accounted Affiliates	0.8	0.8	2.1	2.1
Exclude Fund expenses reimbursed by customers	(0.9)	(1.1)	(3.2)	(6.1)
ENI other income	$1.3	$1.1	$3.2	$3.2

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP operating expense	$145.9	$216.8	$445.6	$659.5
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(15.6)	(17.6)	(19.5)	(52.9)
Non-cash key employee equity and profit interest revaluations	14.7	(34.6)	27.7	(98.5)
Amortization of acquired intangible assets	(1.6)	(1.6)	(4.9)	(4.9)
Capital transaction costs	(0.9)	—	(2.5)	(0.1)
Restructuring costs(1)	(1.0)	(0.3)	(6.6)	(1.2)
Fund expenses reimbursed by customers	(0.9)	(1.1)	(3.2)	(6.1)
Funds’ operating expense	(0.2)	(0.3)	(0.4)	(0.9)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(44.1)	(57.2)	(141.2)	(182.4)
Affiliate key employee distributions	(12.6)	(20.5)	(39.8)	(62.9)
ENI operating expense	$83.7	$83.6	$255.2	$249.6

(1)
Included in restructuring for the three and nine months ended September 30, 2019 are restructuring costs at the Center of $0.1 million and $4.6 million, respectively, and costs associated with the redomicile to the U.S. of $0.9 million and $2.0 million, respectively.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Fixed compensation & benefits(1)	$46.7	$45.0	$143.7	$136.7
General and administrative expenses(2)	32.6	34.9	99.3	102.3
Depreciation and amortization	4.4	3.7	12.2	10.6
ENI operating expense	$83.7	$83.6	$255.2	$249.6

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2019 and 2018 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total U.S. GAAP compensation and benefits expense	$108.0	$180.2	$332.8	$552.8
Acquisition-related consideration and pre-acquisition employee equity	(15.6)	(17.6)	(19.5)	(52.9)
Non-cash key employee equity and profit interest revaluations excluded from ENI	14.7	(34.6)	27.7	(98.5)
Sales-based compensation reclassified to ENI general & administrative expenses	(2.7)	(4.2)	(8.5)	(13.3)
Affiliate key employee distributions	(12.6)	(20.5)	(39.8)	(62.9)
Compensation related to restructuring expenses(a)	(0.1)	—	(4.6)	—
Variable compensation	(44.1)	(57.2)	(141.2)	(182.4)
Fund expenses reimbursed by customers	(0.9)	(1.1)	(3.2)	(6.1)
ENI fixed compensation and benefits	$46.7	$45.0	$143.7	$136.7

(a)	Reflects $0.1 million and $4.6 million related to restructuring at the Center for the three and nine months ended September 30, 2019, respectively.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP general and administrative expense	$31.7	$31.0	$95.3	$90.3
Sales-based compensation	2.7	4.2	8.5	13.3
Capital transaction costs	(0.9)	—	(2.5)	(0.1)
Restructuring costs	(0.9)	(0.3)	(2.0)	(1.2)
ENI general and administrative expense	$32.6	$34.9	$99.3	$102.3
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2019 and 2018. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Numerator: ENI operating earnings(1)	$68.0	$87.8	$209.7	$275.1
Denominator: ENI revenue	$195.8	$228.6	$606.1	$707.1
ENI operating margin(2)	34.7%	38.4%	34.6%	38.9%

Numerator: ENI operating expense	$83.7	$83.6	$255.2	$249.6
Denominator: ENI management fee revenue(3)	$196.4	$229.6	$609.8	$701.0
ENI operating expense ratio(4)	42.6%	36.4%	41.8%	35.6%

Numerator: ENI variable compensation	$44.1	$57.2	$141.2	$182.4
Denominator: ENI earnings before variable compensation(1)(5)	$112.1	$145.0	$350.9	$457.5
ENI variable compensation ratio(6)	39.3%	39.4%	40.2%	39.9%

Numerator: Affiliate key employee distributions	$12.6	$20.5	$39.8	$62.9
Denominator: ENI operating earnings(1)	$68.0	$87.8	$209.7	$275.1
ENI Affiliate key employee distributions ratio(7)	18.5%	23.3%	19.0%	22.9%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense and less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP operating income	$51.9	$13.3	$166.5	$54.2
Include earnings from equity-accounted Affiliates	0.8	0.8	2.1	2.1
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(14.7)	34.6	(27.7)	98.5
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	17.2	19.2	24.4	57.8
Capital transaction costs	0.9	—	2.5	0.1
Restructuring costs(a)	1.0	0.3	6.6	1.2
Affiliate key employee distributions	12.6	20.5	39.8	62.9
Variable compensation	44.1	57.2	141.2	182.4
Funds’ operating (income) loss	(1.7)	(0.9)	(4.5)	(1.7)
ENI earnings before variable compensation	112.1	145.0	350.9	457.5
Less: ENI variable compensation	(44.1)	(57.2)	(141.2)	(182.4)
ENI operating earnings	68.0	87.8	209.7	275.1
Less: ENI Affiliate key employee distributions	(12.6)	(20.5)	(39.8)	(62.9)
ENI earnings after Affiliate key employee distributions	$55.4	$67.3	$169.9	$212.2

(a)
Included in restructuring for the three and nine months ended September 30, 2019 are restructuring costs at the Center of $0.1 million and $4.6 million and costs associated with the redomicile to the U.S. of $0.9 million and $2.0 million.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 25.6% for the three months ended September 30, 2019 and 5.4% for the three months ended September 30, 2018.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Pre-tax economic net income(1)	$49.7	$64.2	$154.5	$201.4
Intercompany interest expense deductible for U.S. tax purposes	(2.2)	(19.3)	(35.4)	(58.2)
Taxable economic net income	47.5	44.9	119.1	143.2
Taxes at the U.S. federal and state statutory rates(2)	(13.0)	(12.2)	(32.6)	(39.1)
Other reconciling tax adjustments	0.7	(3.2)	(4.3)	(8.1)
Tax on economic net income	(12.3)	(15.4)	(36.9)	(47.2)
Add back intercompany interest expense previously excluded	2.2	19.3	35.4	58.2
Economic net income	$37.4	$48.8	$117.6	$154.2
Economic net income effective tax rate(3)	24.7%	24.0%	23.9%	23.4%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
U.S. GAAP interest income	$0.4	$0.9	$1.8	$2.0
U.S. GAAP interest expense	(8.3)	(6.3)	(24.1)	(18.7)
U.S. GAAP net interest expense	(7.9)	(5.4)	(22.3)	(16.7)
Other ENI interest expense exclusions(a)	2.2	2.3	6.9	5.9
ENI net interest income (expense)	(5.7)	(3.1)	(15.4)	(10.8)
ENI earnings after Affiliate key employee distributions(b)	55.4	67.3	169.9	212.2
Pre-tax economic net income	$49.7	$64.2	$154.5	$201.4

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

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

Segment Analysis
We conduct our operations through three business segments: Quant & Solutions, Alternatives and Liquid Alpha.
Effective for the quarter ended September 30, 2019, we began reporting the following business segments:

•
Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•
Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•
Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

We have a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The corporate head office expenses are not allocated to the Company’s three reportable segments but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income ("ENI"). We define economic net income for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from equity-accounted Affiliates. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition, that occurred as a result of Landmark transaction, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.

Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in millions)	2019					2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$92.7	$37.2	$66.5	$—	$196.4	$95.9	$54.6	$79.1	$—	$229.6
Performance fees	0.4	(0.2)	(2.1)	—	(1.9)	1.1	(0.2)	(3.0)	—	(2.1)
Other income, including equity-accounted subsidiaries	—	0.4	0.8	0.1	1.3	—	0.2	0.8	0.1	1.1
ENI revenue	$93.1	$37.4	$65.2	$0.1	$195.8	$97.0	$54.6	$76.9	$0.1	$228.6
The following table identifies the components of segment ENI revenue for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
($ in millions)	2019					2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$276.8	$124.5	$208.5	$—	$609.8	$288.7	$164.5	$247.8	$—	$701.0
Performance fees	0.5	0.4	(7.8)	—	(6.9)	6.5	4.6	(8.2)	—	2.9
Other income, including equity-accounted subsidiaries	—	0.8	2.1	0.3	3.2	—	0.9	2.0	0.3	3.2
ENI revenue	$277.3	$125.7	$202.8	$0.3	$606.1	$295.2	$170.0	$241.6	$0.3	$707.1
Quant & Solutions Segment ENI Revenue
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Quant & Solutions ENI revenue decreased $(3.9) million, or (4.0)%, from $97.0 million for the three months ended September 30, 2018 to $93.1 million for the three months ended September 30, 2019. The decrease was attributable to (3.3)% lower management fees, driven by lower average AUM resulting from the fourth quarter 2018 non-U.S. equity market depreciation and (63.6)% lower performance fees driven by underperformance in value-tilted global and non-U.S. strategies during the three months ended September 30, 2019.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Quant & Solutions ENI revenue decreased $(17.9) million, or (6.1)%, from $295.2 million for the nine months ended September 30, 2018 to $277.3 million for the nine months ended September 30, 2019. The decrease was attributable to (4.1)% lower management fees, driven by lower average AUM resulting from the fourth quarter 2018 non-U.S. equity market depreciation and (92.3)% lower performance fees driven by underperformance in value-tilted global and non-U.S. strategies during the nine months ended September 30, 2019.

Alternatives Segment ENI Revenue
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Alternatives ENI revenue decreased $(17.2) million, or (31.5)%, from $54.6 million for the three months ended September 30, 2018 to $37.4 million for the three months ended September 30, 2019. The decrease was attributable to (31.9)% lower management fees resulting from significant catch-up fees earned from fundraising which was completed in 2018, and placement agent fees paid in 2019.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Alternatives ENI revenue decreased $(44.3) million, or (26.1)%, from $170.0 million for the nine months ended September 30, 2018 to $125.7 million for the nine months ended September 30, 2019. The decrease was attributable to (24.3)% lower management fees resulting from significant catch-up fees earned from fundraising which was completed in 2018, and placement agent fees paid in 2019, and (91.3)% lower performance fees during the nine months ended September 30, 2019 due to the real assets strategy. The valuation for certain properties increased last year, but stayed generally flat in 2019.
Liquid Alpha Segment ENI Revenue
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Liquid Alpha ENI revenue decreased $(11.7) million, or (15.2)%, from $76.9 million for the three months ended September 30, 2018 to $65.2 million for the three months ended September 30, 2019. The decrease was attributable to (15.9)% lower management fees driven by fourth quarter 2018 equity market decline and net outflows in 2019. Performance fees increased 30.0% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 largely due to performance improvements in certain key strategies which resulted in lower negative performance fees.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Liquid Alpha ENI revenue decreased $(38.8) million, or (16.1)%, from $241.6 million for the nine months ended September 30, 2018 to $202.8 million for the nine months ended September 30, 2019. The decrease was attributable to (15.9)% lower management fees driven by fourth quarter 2018 equity market decline and net outflows in 2019. Performance fees increased 4.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 largely due to performance improvements in certain key strategies which resulted in lower negative performance fees.

Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in millions)	2019					2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$20.4	$10.8	$11.9	$3.6	$46.7	$18.3	$9.7	$12.6	$4.4	$45.0
G&A	16.5	5.0	6.5	4.6	32.6	16.0	5.6	8.2	5.1	34.9
Depreciation and amortization	3.9	0.3	0.1	0.1	4.4	3.2	0.2	0.2	0.1	3.7
Total ENI Operating Expenses	$40.8	$16.1	$18.5	$8.3	$83.7	$37.5	$15.5	$21.0	$9.6	$83.6
Variable compensation	18.8	7.8	15.6	1.9	44.1	21.1	14.3	18.6	3.2	57.2
Affiliate key employee distributions	1.5	5.0	6.1	—	12.6	2.4	10.1	8.0	—	20.5
Total Expenses	$61.1	$28.9	$40.2	$10.2	$140.4	$61.0	$39.9	$47.6	$12.8	$161.3
The following table identifies the components of segment ENI expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
($ in millions)	2019					2018
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$60.3	$33.2	$38.5	$11.7	$143.7	$53.7	$29.4	$38.8	$14.8	$136.7
G&A	49.3	15.5	21.1	13.4	99.3	44.3	16.7	24.8	16.5	102.3
Depreciation and amortization	10.8	0.7	0.4	0.3	12.2	9.2	0.6	0.5	0.3	10.6
Total ENI Operating Expenses	$120.4	$49.4	$60.0	$25.4	$255.2	$107.2	$46.7	$64.1	$31.6	$249.6
Variable compensation	57.6	28.0	48.1	7.5	141.2	67.0	45.7	58.2	11.5	182.4
Affiliate key employee distributions	4.1	17.1	18.6	—	39.8	8.4	28.5	26.0	—	62.9
Total Expenses	$182.1	$94.5	$126.7	$32.9	$436.2	$182.6	$120.9	$148.3	$43.1	$494.9

Quant & Solutions Segment ENI Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Quant & Solutions ENI operating expense increased $3.3 million, or 8.8%, from $37.5 million for the three months ended September 30, 2018 to $40.8 million for the three months ended September 30, 2019. The increase was driven by 11.5% higher ENI fixed compensation and benefits expense resulting from new hires for initiatives and annual cost of living increases, and 3.1% higher ENI general and administrative expense resulting from new initiatives, additional system costs and the overall growth of the business. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (10.9)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (37.5)%, largely driven by levered distribution structures at certain Affiliates.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Quant & Solutions ENI operating expense increased $13.2 million, or 12.3%, from $107.2 million for the nine months ended September 30, 2018 to $120.4 million for the nine months ended September 30, 2019. The increase was driven by 12.3% higher ENI fixed compensation and benefits expense resulting from new hires for initiatives and annual cost of living increases, and 11.3% higher ENI general and administrative expense resulting from new initiatives, additional system costs and the overall growth of the business. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (14.0)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (51.2)%, largely driven by levered distribution structures at certain Affiliates.
Alternatives Segment ENI Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Alternatives ENI operating expense increased $0.6 million, or 3.9%, from $15.5 million for the three months ended September 30, 2018 to $16.1 million for the three months ended September 30, 2019. The increase was driven by 11.3% higher ENI fixed compensation and benefits expense resulting from new hires and annual cost of living increases, but partially offset by (10.7)% lower ENI general and administrative expense resulting from lower commissions and consulting fees, and other cost savings initiatives. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (45.5)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Alternatives decreased (50.5)%, largely driven by levered distribution structures at certain Affiliates.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Alternatives ENI operating expense increased $2.7 million, or 5.8%, from $46.7 million for the nine months ended September 30, 2018 to $49.4 million for the nine months ended September 30, 2019. The increase was driven by 12.9% higher ENI ENI fixed compensation and benefits expense resulting from new hires and annual cost of living increases, but partially offset by (7.2)% lower ENI general and administrative expense resulting from lower commissions and consulting fees, and other cost saving initiatives. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (38.7)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Alternatives decreased (40.0)%, largely driven by levered distribution structures at certain Affiliates.

Liquid Alpha Segment ENI Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Liquid Alpha ENI operating expense decreased $(2.5) million, or (11.9)%, from $21.0 million for the three months ended September 30, 2018 to $18.5 million for the three months ended September 30, 2019. The decrease was driven by (5.6)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (20.7)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (16.1)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (23.8)%, largely driven by levered distribution structures at certain Affiliates.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Liquid Alpha ENI operating expense decreased $(4.1) million, or (6.4)%, from $64.1 million for the nine months ended September 30, 2018 to $60.0 million for the nine months ended September 30, 2019. The decrease was driven by (0.8)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (14.9)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (17.4)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (28.5)%, largely driven by levered distribution structures at certain Affiliates.
Other ENI Expense
Three months ended September 30, 2019 compared to three months ended September 30, 2018: Other ENI operating expense decreased $(1.3) million or (13.5)%, from $9.6 million for the three months ended September 30, 2018 to $8.3 million for the three months ended September 30, 2019. The decrease was driven by (18.2)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (9.8)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (40.6)% which was driven by a reduction in headcount.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018: Other ENI operating expense decreased $(6.2) million, or (19.6)%, from $31.6 million for the nine months ended September 30, 2018 to $25.4 million for the nine months ended September 30, 2019. The decrease was driven by (20.9)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (18.8)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (34.8)% due to a reduction in headcount.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2019	2018
Cash provided by (used in)(1)(2)
Operating activities	$(149.9)	$186.5
Investing activities	(4.6)	58.8
Financing activities	(69.6)	(117.6)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.

Comparison for the nine months ended September 30, 2019 and 2018
Net cash provided by operating activities of continuing operations decreased $(336.4) million, from net cash provided of $186.5 million for the nine months ended September 30, 2018 to net cash used of $149.9 million for the nine months ended September 30, 2019, driven by a decrease in operating liabilities as the Landmark earnout was settled in the nine months ended September 30, 2019. Net cash provided by investing activities of continuing operations decreased $(63.4) million, from $58.8 million provided in the nine months ended September 30, 2018 to $4.6 million used for the nine months ended September 30, 2019, driven primarily by the proceeds received from the sale of Heitman in the prior-year period. Net cash used in financing activities of continuing operations decreased $(48.0) million, from $117.6 million used for the nine months ended September 30, 2018 to $69.6 million used for the nine months ended September 30, 2019, primarily due to higher third party borrowings, offset by increased share repurchases and payment to OM plc for the deferred tax arrangement.
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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net income attributable to controlling interests	$75.4	$54.0	$156.1	$113.4
Net interest expense to third parties	7.9	5.4	22.3	16.7
Income tax expense (including tax expenses related to discontinued operations)	(32.0)	(43.3)	3.7	(11.0)
Depreciation and amortization (including intangible assets)	6.0	5.3	17.1	15.5
EBITDA	$57.3	$21.4	$199.2	$134.6
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	(14.7)	34.6	(27.7)	98.5
Amortization of acquisition-related consideration and pre-acquisition employee equity	15.6	17.6	19.5	52.9
EBITDA of discontinued operations	—	(0.2)	—	(0.2)
(Gain) loss on seed and co-investments	(0.3)	(2.7)	(18.0)	1.4
Restructuring(1)	1.0	0.3	6.6	(64.5)
Capital transaction costs	0.9	—	2.5	0.1
Adjusted EBITDA	$59.8	$71.0	$182.1	$222.8
ENI net interest expense to third parties	(5.7)	(3.1)	(15.4)	(10.8)
Depreciation and amortization	(4.4)	(3.7)	(12.2)	(10.6)
Tax on economic net income	(12.3)	(15.4)	(36.9)	(47.2)
Economic net income	$37.4	$48.8	$117.6	$154.2

(1)
The three and nine months ended September 30, 2019 includes restructuring costs at the Center of $0.1 million and $4.6 million and costs associated with the redomicile to the U.S. of $0.9 million and $2.0 million, respectively. The nine months ended September 30, 2018 includes the gain on sale of Heitman of $65.7 million.

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
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	9/30/2019	12/31/2018	Interest rate	Maturity
Borrowings and long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$175.0	$—	LIBOR + 1.50% plus 0.20% commitment fee	August 22, 2022
Non-recourse seed capital facility	35.0	—	LIBOR + 1.55% plus 0.95% commitment fee	July 17, 2020
Long-term bonds:
4.80% Senior Notes Due 2026	272.3	272.2	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.3	121.1	5.125%	August 1, 2031
Total borrowings and long-term debt	$603.6	$393.3
Revolving Credit Facility
On August 20, 2019, the Company entered into a $450 million senior unsecured revolving credit facility with Citibank, as administrative agent and issuing bank, and RBC Capital Markets and BMO Capital Markets Corp. as joint lead arrangers and joint book runners (the “Credit Facility”). Subject to certain conditions, the Company may borrow up to an additional $150 million under the Credit Facility. The Credit Facility has a maturity day of August 22, 2022. The previous revolving credit facility with Citibank with maturity date of October 15, 2019 was terminated. Upon entry into the Credit Facility, the Company made an initial drawdown of $210 million under the Credit Facility to fully repay the $210 million outstanding under its existing credit facility. The Company paid down $35 million of the amount outstanding of the Credit Facility during the third quarter. Borrowings under the Credit Facility bear interest, at the Company’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.125% to 2.00%, with such additional amount based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.125% to 0.45%, which such amount based on the Company’s credit rating.
Under the Credit Facility, the ratio of third party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At September 30, 2019, our ratio of third party borrowings to trailing twelve months Adjusted EBITDA was 2.3x and our interest coverage ratio was 8.2x.
Our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 1.8x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%.
Non-recourse seed capital facility
In July 2017, the Company entered into a non-recourse seed capital facility collateralized by its seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. At September 30, 2019, amounts outstanding under this non-recourse seed capital facility amounted to $35.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of September 30, 2019, we were in compliance with the required covenants related to borrowings and debt facilities.
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
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business and strategy, anticipated future performance of our business, the impact of the redomiciliation transaction, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our model for assessing the impact of market risk on our results uses September 30, 2019 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2019. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2019.
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
The value of our assets under management was $216.8 billion as of September 30, 2019. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $81.0 million based on our current weighted average fee rate of approximately 37 basis points, including equity-accounted Affiliates. Approximately $47.0 billion, or 22%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have no impact to our gross performance fees based on our trailing twelve month performance fees of $0.0 million as of September 30, 2019. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $29.3 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $179.5 billion of equity assets under management to increase or decrease by $18.0 billion, resulting in a change in annualized management fee revenue of $60.9 million and an annual change in post-tax economic net income of approximately $23.9 million, given our current cost structure, operating model, and weighted average fee rate of 34 basis points at the mix of strategies as of September 30, 2019. Approximately $34.5 billion, or 19%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $(0.4) million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $93.8 billion of foreign currency denominated AUM to increase or decrease by $9.4 billion, resulting in a change in annualized management fee revenue of $40.4 million and an annual change in post-tax economic net income of $15.6 million, based on weighted average fees earned on our foreign currency denominated AUM of 43 basis points at the mix of strategies as of September 30, 2019. Approximately $12.0 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an immaterial impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.1 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 19 basis points, annualized management fees would change by $2.6 million and post-tax economic net income would change by $1.0 million annually. There are currently no material fixed income assets earning performance fees as of September 30, 2019.

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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $175 million as of September 30, 2019. We currently do not hedge against interest rate risk. As of September 30, 2019, a hypothetical 10% change in interest rates would have resulted in a $0.2 million change to our interest expense during the third quarter of 2019.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2019. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019, under the heading “Risk Factors.” There have been no material changes in our risk factors since those reported in that Annual Report on Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
July 1-31, 2019	—	$—	—	$331.0
August 1-31, 2019	2,265,868	9.03	2,265,868	310.6
September 1-30, 2019	521,379	9.38	521,379	305.7
Total	2,787,247	$9.10	2,787,247

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our common stock, from time to time, up to an aggregate limit of $600.0 million of common stock. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 2,787,247 shares of common stock under this program during the three months ended September 30, 2019. As of September 30, 2019, $305.7 million remained available to repurchase shares under the February 2016 program.

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Scheme of Arrangement, dated June 3, 2019, between BrightSphere Investment Group plc and the shareholders of BrightSphere Investment Group plc, incorporated by reference to Appendix A to BrightSphere Investment Group plc’s Proxy Statement on Schedule 14A filed on June 3, 2019.

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

4.1	Specimen Common Stock Certificate of BrightSphere Investment Group Inc., incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 9, 2019.

4.2
Third Supplemental Indenture, dated as of July 11, 2019, among BrightSphere Investment Group plc, as Original Issuer, BrightSphere Investment Group Inc., as Successor Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 9, 2019.

4.3
Fourth Supplemental Indenture, dated as of July 11, 2019, among BrightSphere Investment Group plc, as Original Issuer, BrightSphere Investment Group Inc., as Successor Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q filed on August 9, 2019.

10.1	BrightSphere Investment Group Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.2	Form of Indemnity Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.3	BrightSphere Investment Group Inc. Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed on July 15, 2019.
10.4
Revolving Credit Agreement, dated October 15, 2014, as amended and restated as of July 11, 2019, by and among BrightSphere Investment Group Inc., certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers, incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on August 9, 2019.

10.5
Revolving Credit Agreement dated as of August 20, 2019, among BrightSphere Investment Group Inc., a Delaware corporation, the lenders from time to time party thereto and Citibank N.A., as administrative agent for such lenders, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	November 12, 2019

		By:	/s/ Guang Yang
Guang Yang President, Chief Executive Officer and Executive Chairman (principal executive officer)

/s/ Suren Rana
Suren Rana Chief Financial Officer (principal financial officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal accounting officer)

BSIG 201981