Form 10-Q
period 2020-03-31
BrightSphere Investment Group Inc.
filed 2020-05-11
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 8, 2020 was 80,241,738.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$124.4	$111.3
Investment advisory fees receivable	134.8	151.9
Income taxes receivable	36.3	26.2
Fixed assets, net	66.6	65.8
Right of use assets	105.3	37.7
Investments (includes balances reported at fair value of $158.6 and $184.3)	161.0	186.3
Acquired intangibles, net	63.5	65.1
Goodwill	258.2	274.6
Other assets	57.9	52.0
Deferred tax assets	220.6	243.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	6.8	9.7
Investments (includes balances reported at fair value of $107.6 and $119.5)	178.8	190.6
Other assets	9.3	4.9
Total assets	$1,423.5	$1,419.7
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$24.9	$41.5
Accrued incentive compensation	63.9	137.8
Due to OM plc	3.7	3.7
Other compensation liabilities	356.4	404.9
Accrued income taxes	12.9	12.8
Operating lease liabilities	119.3	42.5
Other liabilities	3.1	3.1
Debt:
Non-recourse borrowings	21.7	35.0
Third party borrowings	613.9	533.8
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	6.8	5.2
Securities sold, not yet purchased, at fair value	3.1	0.9
Other liabilities	—	0.1
Total liabilities	1,229.7	1,221.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	74.5	83.9
Equity:
Common stock (par value $0.001; 82,482,768 and 85,886,371 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	516.2	534.3
Retained deficit	(428.3)	(452.5)
Accumulated other comprehensive loss	(19.1)	(17.5)
Non-controlling interests	1.3	1.3
Non-controlling interests in consolidated Funds	49.1	48.8
Total equity and redeemable non-controlling interests in consolidated Funds	193.8	198.4
Total liabilities and equity	$1,423.5	$1,419.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Management fees	$178.5	$207.5
Performance fees	1.0	(2.8)
Other revenue	1.6	1.4
Consolidated Funds’ revenue	1.5	1.1
Total revenue	182.6	207.2
Operating expenses:
Compensation and benefits	57.4	101.1
General and administrative expense	27.7	32.5
Impairment of goodwill	16.4	—
Amortization of acquired intangibles	1.6	1.6
Depreciation and amortization	5.3	3.8
Consolidated Funds’ expense	0.1	0.2
Total operating expenses	108.5	139.2
Operating income	74.1	68.0
Non-operating income and (expense):
Investment income (loss)	(13.7)	7.0
Interest income	0.3	1.1
Interest expense	(7.8)	(7.0)
Net consolidated Funds’ investment gains (losses)	(17.2)	13.6
Total non-operating income (loss)	(38.4)	14.7
Income from continuing operations before taxes	35.7	82.7
Income tax expense	13.6	21.6
Income from continuing operations	22.1	61.1
Gain (loss) on disposal of discontinued operations, net of tax	—	—
Net income	22.1	61.1
Net income (loss) attributable to non-controlling interests in consolidated Funds	(10.5)	8.4
Net income attributable to controlling interests	$32.6	$52.7

Earnings per share (basic) attributable to controlling interests	$0.38	$0.54
Earnings per share (diluted) attributable to controlling interests	0.38	0.54
Continuing operations earnings per share (basic) attributable to controlling interests	0.38	0.54
Continuing operations earnings per share (diluted) attributable to controlling interests	0.38	0.54
Weighted average common stock outstanding	85.1	97.6
Weighted average diluted common stock outstanding	85.1	97.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$22.1	$61.1
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.5	0.6
Foreign currency translation adjustment	(2.1)	0.5
Total other comprehensive income (loss)	(1.6)	1.1
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds)	(10.5)	8.4
Total comprehensive income attributable to controlling interests	$31.0	$53.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2020 and 2019
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(13.5)	—	(180.5)	—	—	(180.5)	—	—	(180.5)	—	(180.5)
Capital contributions (redemptions)	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	3.2	—	—	3.2	—	—	3.2	—	3.2
Foreign currency translation adjustment	—	—	—	—	0.5	0.5	—	—	0.5	—	0.5
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.2	—	0.2	—	0.2
Dividends ($0.10 per share)	—	—	—	(9.2)	—	(9.2)	—	—	(9.2)	—	(9.2)
Net income (loss)	—	—	—	52.7	—	52.7	—	6.7	59.4	1.7	61.1
March 31, 2019	91.9	$0.1	$587.3	$(597.0)	$(19.8)	$(29.4)	$1.8	$36.0	$8.4	$43.2	$51.6

December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(3.2)	—	(19.2)	—	—	(19.2)	—	—	(19.2)	—	(19.2)
Capital contributions	—	—	—	—	—	—	—	0.2	0.2	1.2	1.4
Equity-based compensation	—	—	1.1	—	—	1.1	—	—	1.1	—	1.1
Foreign currency translation adjustment	—	—	—	—	(2.1)	(2.1)	—	—	(2.1)	—	(2.1)
Amortization related to derivative securities, net of tax	—	—	—	—	0.5	0.5	—	—	0.5	—	0.5
Dividends ($0.10 per share)	—	—	—	(8.4)	—	(8.4)	—	—	(8.4)	—	(8.4)
Net income (loss)	—	—	—	32.6	—	32.6	—	0.1	32.7	(10.6)	22.1
March 31, 2020	82.5	$0.1	$516.2	$(428.3)	$(19.1)	$68.9	$1.3	$49.1	$119.3	$74.5	$193.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$22.1	$61.1
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	10.5	(8.4)
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Loss from discontinued operations, excluding consolidated Funds	—	—
Impairment of goodwill	16.4	—
Amortization of acquired intangibles	1.6	1.6
Depreciation and other amortization	5.3	3.8
Amortization of debt-related costs	1.1	0.9
Amortization and revaluation of non-cash compensation awards	(44.0)	(12.7)
Net earnings from Affiliate accounted for using the equity method	(0.6)	(0.6)
Distributions received from equity method Affiliate	0.2	—
Deferred income taxes	22.8	6.2
(Gains) losses on other investments	23.1	(18.3)
Changes in operating assets and liabilities (excluding discontinued operations):
Decrease in investment advisory fees receivable	17.1	7.7
Increase in other receivables, prepayments, deposits and other assets	(18.2)	(6.6)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(70.3)	(316.9)
Decrease in accounts payable, accrued expenses and accrued income taxes	(16.2)	(17.3)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(29.1)	(299.5)
Net income (loss) attributable to non-controlling interests in consolidated Funds	(10.5)	8.4
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	12.0	(2.6)
Purchase of investments	(25.1)	(32.7)
Sale of investments	22.0	28.0
(Increase) decrease in receivables and other assets	(4.4)	2.3
Increase in accounts payable and other liabilities	1.6	3.6
Net cash flows from operating activities of continuing operations of consolidated Funds	(4.4)	7.0
Net cash flows from operating activities of continuing operations	(33.5)	(292.5)
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	(33.5)	(292.5)
Cash flows from investing activities:
Additions of fixed assets	(6.3)	(7.3)
Purchase of investment securities	(4.8)	(7.0)
Sale of investment securities	12.2	9.9
Cash flows from investing activities of consolidated Funds
Contributions in equity method investees	(0.3)	—
Distributions received from equity method investees	0.5	—
Net cash flows from investing activities of continuing operations	1.3	(4.4)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	1.3	(4.4)

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	80.0	240.0
Repayment of third party and non-recourse borrowings	(13.3)	(5.0)
Payment to OM plc for co-investment redemptions	—	(5.1)
Dividends paid to stockholders	(5.8)	(6.4)
Dividends paid to related parties	(2.7)	(3.0)
Repurchases of common stock	(17.1)	(183.9)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital redeemed	(0.1)	—
Redeemable non-controlling interest capital raised	1.4	0.3
Redeemable non-controlling interest capital redeemed	—	(0.4)
Net cash flows from financing activities of continuing operations	42.4	36.5
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	42.4	36.5
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	10.2	(260.4)
Cash and cash equivalents at beginning of period	121.0	345.5
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$131.2	$85.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$10.1	$9.4
Income taxes paid	—	12.9

Supplemental disclosure of non-cash investing and financing transactions:
Payable for securities purchased by a consolidated Fund	$1.1	$15.5

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
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company conducts its operations through the following three reportable segments:

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
For the three months ended March 31, 2020, the Company repurchased 3,230,262 shares of common stock at an average price of $5.93 per share, or approximately $19.2 million in total, including commissions.

2) Basis of Presentation and Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations and of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows of the Company. Within these Condensed Consolidated Financial Statements, OM plc, HNA, Paulson and their related entities, as defined above, are referred to as “related parties.”
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements have been included. All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Condensed Consolidated Financial Statements, however, material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.
As a result of the Redomestication on July 12, 2019, discussed in Note 1, the Company revised its equity accounts to reflect a U.S. domiciled company presentation on the Condensed Consolidated Statements of Changes in Stockholders’ equity and the Condensed Consolidated Balance Sheets for all periods presented. The previously issued ordinary shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. The Redomestication and related internal reorganization was accounted for consistent with a reorganization of entities under common control in accordance with ASC 805 Business Combinations.  Accordingly, the transfer of the assets and liabilities and exchange of shares was recorded in the new entity (BrightSphere Investment Group Inc.) at their carrying amounts from the transferring entity (BrightSphere Investment Group plc) at the date of transfer.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

The Company has revised certain amounts in prior-period financial statements to conform to the current period’s presentation. The Company changed the presentation of the purchase and sale of investments by its consolidated Funds within cash flows from investing activities in the prior period’s Condensed Consolidated Statements of Cash Flows to conform to the current period’s presentation of showing such purchase and sale of investments within cash flows from operating activities. The change had no impact on the total cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statements of Cash Flows, or any impact on the other Condensed Consolidated Financial Statements.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three months ended March 31, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
Recently adopted accounting standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Notably, this guidance removes the disclosure requirements for the valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy. The Company has determined that the adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

New accounting standard not yet adopted

The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the unaudited Condensed Consolidated Financial Statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its Condensed Consolidated Financial Statements and related disclosures.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Investments of consolidated Funds held at fair value	$107.6	$119.5
Other investments held at fair value	69.3	95.5
Investments related to long-term incentive compensation plans held at fair value	89.3	88.8
Total investments held at fair value	266.2	303.8
Equity-accounted investments in Affiliates and consolidated Funds(1)	73.6	73.1
Total investments per Condensed Consolidated Balance Sheets	$339.8	$376.9

(1)
Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2020	2019
Realized and unrealized gains (losses) on other investments held at fair value	$(14.3)	$6.4
Investment return of equity-accounted investments in Affiliates	0.6	0.6
Total investment income (loss) per Condensed Consolidated Statements of Operations	$(13.7)	$7.0

Investment gains (losses) on net consolidated funds is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2020	2019
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$(17.2)	$13.6
Investment return of equity-accounted investments	—	—
Total net consolidated Funds’ investment gains (losses) per Condensed Consolidated Statements of Operations	$(17.2)	$13.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2020
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$7.2	$—	$—	$—	$7.2
Short-term investment funds	0.4	—	—	—	0.4
Bank loans	—	93.9	—	—	93.9
Derivatives	5.4	0.7	—	—	6.1
Consolidated Funds total	13.0	94.6	—	—	107.6
Investments in separate accounts(2)	27.9	9.5	—	—	37.4
Investments related to long-term incentive compensation plans(3)	89.3	—	—	—	89.3
Investments in unconsolidated Funds(4)	—	—	3.0	28.9	31.9
BSIG total	117.2	9.5	3.0	28.9	158.6
Total fair value assets	$130.2	$104.1	$3.0	$28.9	$266.2
Liabilities of consolidated Funds(1)
Derivatives	(2.6)	(0.5)	—	—	(3.1)
Consolidated Funds total	(2.6)	(0.5)	—	—	(3.1)
Total fair value liabilities	$(2.6)	$(0.5)	$—	$—	$(3.1)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2019
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$9.8	$—	$—	$—	$9.8
Short-term investment funds	0.1	—	—	—	0.1
Bank loans	—	109.0	—	—	109.0
Derivatives	0.5	0.1	—	—	0.6
Consolidated Funds total	10.4	109.1	—	—	119.5
Investments in separate accounts(2)	33.2	11.1	—	—	44.3
Investments related to long-term incentive compensation plans(3)	88.8	—	—	—	88.8
Investments in unconsolidated Funds(4)	—	—	3.0	48.2	51.2
BSIG total	122.0	11.1	3.0	48.2	184.3
Total fair value assets	$132.4	$120.2	$3.0	$48.2	$303.8
Liabilities of consolidated Funds(1)
Common stock	$(0.5)	$—	$—	$—	$(0.5)
Derivatives	(0.1)	(0.3)	—	—	(0.4)
Consolidated Funds total	(0.6)	(0.3)	—	—	(0.9)
Total fair value liabilities	$(0.6)	$(0.3)	$—	$—	$(0.9)

(1)	Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates.
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

(2)
Investments in separate accounts of $37.4 million at March 31, 2020 consist of approximately 30% of cash equivalents and 70% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $44.3 million at December 31, 2019 consist of approximately 3% of cash equivalents and 97% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long-term incentive compensation plans of $89.3 million and $88.8 million at March 31, 2020 and December 31, 2019, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $28.9 million and $48.2 million at March 31, 2020 and December 31, 2019, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.

The real estate investment Funds of $5.9 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to eleven years from March 31, 2020. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively, related to investments in Forestry Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended March 31,
Investments in unconsolidated Funds	2020	2019
Level III financial assets
At beginning of the period	$3.0	$3.0
Transfers in (out) of Level III	—	—
Total net fair value gains/losses recognized in net income	—	—
Total Level III financial assets	$3.0	$3.0

There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2020.

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

The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to absorb more than an insignificant amount of the risks and rewards of the entity. Typically, the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the
Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	3/31/2020	12/31/2019
Assets
Investments at fair value	$107.6	$119.5
Other assets of consolidated Funds	87.3	85.7
Total Assets	$194.9	$205.2
Liabilities
Liabilities of consolidated Funds	$9.9	$6.2
Total Liabilities	$9.9	$6.2

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2020	December 31, 2019
Unconsolidated VIE assets	$6,311.5	$6,625.5
Unconsolidated VIE liabilities	$4,201.0	$4,320.6
Equity interests on the Condensed Consolidated Balance Sheets	$15.2	$17.5
Maximum risk of loss(1)	$21.6	$23.9

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	March 31, 2020			December 31, 2019
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Third party borrowings:
$450 million revolving credit facility expiring August 22, 2022(1)	$220.0	$220.0	2	$140.0	$140.0	2
$275 million 4.80% Senior Notes Due July 27, 2026(2)	272.5	245.7	2	272.4	287.2	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)	121.4	88.1	2	121.4	126.4	2
Total third party borrowings	$613.9	$553.8		$533.8	$553.6
Non-recourse borrowings:
Non-recourse seed capital facility expiring January 15, 2021(1)	$21.7	$21.7	2	$35.0	$35.0	2
Total non-recourse borrowing	$21.7	$21.7		$35.0	$35.0
Total borrowings	$635.6	$575.5		$568.8	$588.6

(1)	Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.

(2)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases

The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The following table summarizes information about the Company’s operating leases for the three months ended March 31, (in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$3.8	$3.4
Variable lease cost	0.1	0.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.7	3.6
ROU asset obtained in exchange for new operating lease liabilities	70.7	49.9

In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2020 and 2019, the weighted average remaining lease term was 12.1 years and 4.7 years respectively, and the weighted average discount rate was 3.48% and 3.97%, respectively.

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$10.8
2021	13.3
2022	9.2
2023	11.1
2024	10.1
Thereafter	93.6
Total lease payments	148.1
Less imputed interest	(28.8)
Total	$119.3

Excluded from the table above is an operating lease for office space that was entered into during the fourth quarter of 2019, but has not yet commenced. The expected lease obligations are approximately $7.5 million and will be paid over an expected lease term of 12 years. This operating lease will commence in the second quarter of 2020.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Goodwill and Intangible Assets

The following table presents the changes in goodwill for the three months ended March 31, 2020 and 2019 (in millions):

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2019	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	(16.4)	(16.4)
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(43.5)	(50.3)
March 31, 2020	$20.3	$148.1	$89.8	$258.2

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2018	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	—	—
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
March 31, 2019	$20.3	$148.1	$106.2	$274.6

The 2019 annual impairment assessment determined that no impairment existed at the annual assessment date. Due to the decline in the Company’s assets under management for the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020.
The Company performed a quantitative impairment test for the Copper Rock Capital Partners LLC (“Copper Rock”) reporting unit which is included within the Liquid Alpha segment. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the three months ended March 31, 2020.
The fair value of the reporting unit was estimated using the income approach, which calculates the fair value based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of Assets Under Management (“AUM”) growth rates, product mix and effective fee rates, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics. The Company’s quantitative impairment analysis at March 31, 2020 incorporated revised forecasts that took into account the market disruptions during the

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Goodwill and Intangible Assets (cont.)

quarter and its impact on the results in future periods. Given the significant level of uncertainty that currently exists, management also considered alternative scenarios for market and reporting unit performance over the next several years. If the Company’s assets under management are further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods.
The following table presents the change in definite-lived acquired intangible assets comprised of client relationships for the three months ended March 31, 2020 and 2019 (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2019	$108.3	$(44.2)	$64.1
Additions	—	—	—
Amortization	—	(1.6)	(1.6)
Disposals	—	—	—
March 31, 2020	$108.3	$(45.8)	$62.5

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2018	$108.3	$(37.6)	$70.7
Additions	—	—	—
Amortization	—	(1.6)	(1.6)
Disposals	—	—	—
March 31, 2019	$108.3	$(39.2)	$69.1

The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of March 31, 2020, these assets were being amortized over remaining useful lives of three to ten years. The Company recorded amortization expense of $1.6 million for each of the three months ended March 31, 2020 and 2019.
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Condensed Consolidated Balance Sheets at March 31, 2020 and 2019.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Goodwill and Intangible Assets (cont.)

The 2019 annual impairment assessment of definite and indefinite-lived intangible assets determined that no impairment existed. Due to the decline in the Company’s assets under management in the three months ended March 31, 2020, the Company assessed definite and indefinite-lived intangible assets for possible impairment. For indefinite-lived intangible assets, the Company performed a qualitative assessment and determined that it was more likely than not that the indefinite-lived intangible asset was not impaired. For definite-lived intangible assets, no events or changes in circumstances indicated that the carrying amount of these assets may not be recoverable. As such, no impairment charges were determined for both the definite and indefinite-lived intangible assets.
The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$5.0
2021	6.6
2022	6.5
2023	6.4
2024	6.4
Thereafter	31.6
Total	$62.5

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $41 million in co-investments as of March 31, 2020. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2020, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2020, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2020.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Commitments and Contingencies (cont.)

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

10) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to controlling interests	$32.6	$52.7
Less: Total income available to participating unvested securities(1)	—	(0.1)
Total net income attributable to common stock	$32.6	$52.6
Denominator:
Weighted-average shares of common stock outstanding—basic	85,081,166	97,645,020
Potential shares of common stock:
Restricted stock units	17,893	199,563
Weighted-average shares of common stock outstanding—diluted	85,099,059	97,844,583
Earnings per share of common stock attributable to controlling interests:
Basic	$0.38	$0.54
Diluted	$0.38	$0.54

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.
Employee options to purchase 9,330,000 shares were not included in the computation of diluted EPS for the three months ended March 31, 2020 because the assumed proceeds from exercising such options exceed the average price of the shares of common stock for the period and, therefore, the options are deemed antidilutive.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Revenue

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Revenue (cont.)

Management fee revenue by segment and asset class is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2020	2019
Quant & Solutions
Global / non-U.S. equity	$85.2	$90.5
Alternatives
Alternatives	41.4	43.8
Liquid Alpha
Global / non-U.S. equity	18.8	26.4
Fixed income	6.3	6.4
U.S. equity	26.8	40.4
Management fee revenue	$178.5	$207.5

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	(2.1)	—	(2.1)
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(2.1)	0.5	(1.6)
Balance, as of March 31, 2020	$0.7	$(19.8)	$(19.1)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation adjustment	0.5	—	0.5
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.1)	(0.1)
Other comprehensive income	0.5	0.6	1.1
Balance, as of March 31, 2019	$2.3	$(22.1)	$(19.8)

For the three months ended March 31, 2020 and 2019, the Company reclassified $0.7 million and $0.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Derivatives and Hedging

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
As of March 31, 2020, the balance recorded in accumulated other comprehensive income (loss) was $(19.8) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million have been reclassified for each of the three months ended March 31, 2020 and 2019. During the next twelve months the Company expects to reclassify approximately $3.2 million to interest expense.
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

14) Segments

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

The Company has a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, information technology, legal, compliance and human resources. The corporate head office expenses are not allocated to the Company’s three business segments but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
Performance Measure
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income ("ENI"). The Company defines ENI for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. This measure supplements and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with U.S. GAAP. The Company does not disclose total asset information for its reportable segments as the information is not reviewed by the CODM.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from equity-accounted Affiliates. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of employee equity owned pre-acquisition that occurred as a result of Landmark transaction, goodwill impairment and amortization of acquired intangible assets, capital transaction costs, restructuring costs, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)

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
Segment Presentation
The following tables set forth summarized operating results for the Company's three segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s three segments for the three months ended March 31, 2020 (in millions):

	Three Months Ended March 31, 2020
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$86.1	$41.9	$52.5	$0.1	$2.0	(a)	$182.6

ENI operating expenses	37.1	16.6	19.8	7.7	(28.6)	(b)	52.6
Earnings before variable compensation	49.0	25.3	32.7	(7.6)	30.6		130.0
Variable compensation	17.0	9.2	12.5	1.0	6.4	(c)	46.1
ENI operating earnings (after variable comp)	32.0	16.1	20.2	(8.6)	24.2		83.9
Affiliate key employee distributions	0.8	5.8	3.2	—	—		9.8
Earnings after Affiliate key employee distributions	31.2	10.3	17.0	(8.6)	24.2		74.1
Net interest expense	—	—	—	(5.6)	(1.9)	(d)	(7.5)
Net investment loss	—	—	—	—	(30.9)	(e)	(30.9)
Net loss attributable to non-controlling interests in consolidated Funds	—	—	—	—	10.5	(e)	10.5
Income tax (expense) benefit	—	—	—	(10.0)	(3.6)	(f)	(13.6)
Economic net income	$31.2	$10.3	$17.0	$(24.2)	$(1.7)		$32.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the three months ended March 31, 2019 (in millions):

	Three Months Ended March 31, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$90.5	$44.0	$71.1	$0.1	$1.5	(a)	$207.2

ENI operating expenses	39.9	17.7	21.6	9.3	(15.4)	(b)	73.1
Earnings before variable compensation	50.6	26.3	49.5	(9.2)	16.9		134.1
Variable compensation	18.8	9.8	16.8	3.3	4.0	(c)	52.7
ENI operating earnings (after variable comp)	31.8	16.5	32.7	(12.5)	12.9		81.4
Affiliate key employee distributions	1.0	5.7	6.7	—	—		13.4
Earnings after Affiliate key employee distributions	30.8	10.8	26.0	(12.5)	12.9		68.0
Net interest expense	—	—	—	(3.5)	(2.4)	(d)	(5.9)
Net investment income	—	—	—	—	20.6	(e)	20.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(8.4)	(e)	(8.4)
Income tax expense	—	—	—	(12.4)	(9.2)	(f)	(21.6)
Economic net income	$30.8	$10.8	$26.0	$(28.4)	$13.5		$52.7

(1)
The most directly comparable U.S. GAAP measure of ENI revenue is U.S. GAAP revenue. The most directly comparable U.S. GAAP measure of ENI operating expenses is U.S. GAAP operating expenses, which is comprised of ENI operating expenses, variable compensation and Affiliate key employee distributions above. The most directly comparable U.S. GAAP measure of earnings after Affiliate key employee distributions is U.S. GAAP operating Income. The most directly comparable U.S. GAAP measure of ENI is U.S. GAAP net income attributable to controlling interests.

Reconciling Adjustments:

(a)
Adjusted to exclude earnings from equity-accounted Affiliates, which are included in U.S. GAAP investment income, and to include consolidated Funds revenues and the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.

(b)
Adjusted to include non-cash amortization expense for pre-acquisition employee equity, non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, goodwill impairment and amortization of acquired intangible assets, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.

(c)
Adjusted to include restructuring costs and the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, which are included in U.S. GAAP compensation expense.

(d)	Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)

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

Management fee revenue by principal geographic area is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2020	2019
U.S.	$133.1	$156.3
Non-U.S.	45.4	51.2
Management fee revenue	$178.5	$207.5

15) Related Party Transactions
Certain Affiliates have provided loans to Affiliate employees. At March 31, 2020 and December 31, 2019 the balance of the loans to Affiliate employees was $14.3 million and $16.1 million, respectively. These loans will be repaid by 2022.

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

•
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2020 and 2019 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2020 and 2019, as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2020 and 2019 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.

•
Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Adjusted EBITDA; Future Capital Needs; Borrowings and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.

•
Critical Accounting Policies and Estimates provides a discussion of the key accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition. These accounting policies and estimates require complex management judgment regarding matters that are highly uncertain at the time the policies were applied and estimates were made.

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

Our Affiliates within each business segment and their principal strategies include:
Quant & Solutions

◦	Acadian Asset Management LLC (“Acadian”)(2)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies.
Alternatives

◦	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

◦
Campbell Global, LLC (“Campbell Global”)—a leading sustainable forestry and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.

Liquid Alpha

◦
Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”)—a widely recognized value-oriented investment manager of U.S., international and global equities, fixed income and a range of balanced investment management strategies.

◦	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

◦	Thompson, Siegel & Walmsley LLC (“TSW”)(2)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

◦	Investment Counselors of Maryland, LLC (“ICM”)(1)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

(1)	Accounted for under the equity method of accounting.

(2)	Certain smaller Acadian strategies are included in Alternatives and certain TSW strategies are included in Quant & Solutions where the classification is more appropriate.
Recent Developments
COVID-19 Impact
During the first quarter of 2020, the outbreak of COVID-19 had a significant impact on the global economy and the financial and securities markets, which will likely to continue for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. We continue to monitor the economic uncertainty and market volatility related to COVID-19, which has impacted the investment management industry in which we and our Affiliates operate. The extent of the impact on our business operations and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted. See “Item 1A. Risk Factors” in Part II—Other Information contained elsewhere in this Quarterly Report on Form 10-Q.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees for the three months ended March 31, 2020 are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $16.1 billion, or 10% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, the results of discontinued operations which are no longer part of our business, restructuring costs, capital transaction costs, seed capital and co-investment gains, losses and related financing costs and that portion of consolidated Funds which are not attributable to our stockholders. ENI is also adjusted for amortization of acquisition-related contingent consideration and pre-acquisition retained equity with service components.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, it excludes reimbursement of certain costs we paid on behalf of our customers and includes our share of earnings from equity-accounted Affiliates.
ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our stockholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude amounts from consolidated Funds which are not attributable to our stockholders, revaluations of Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and other acquisition-related items, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, costs we paid on behalf of our customers which were subsequently reimbursed and certain other non-cash expenses.
“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our stockholders. For example, the portion of the net income (loss) of any consolidated Fund that is attributable to the outside investors or clients of the consolidated Fund is included in “Non-controlling interests” in our Condensed Consolidated Financial Statements. Conversely, “controlling interests” is the portion of revenue or expense that is attributable to our stockholders.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis."

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2020 and 2019:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
U.S. GAAP Basis
Revenue	$182.6	$207.2	$(24.6)
Pre-tax income from continuing operations attributable to controlling interests	46.2	74.3	(28.1)
Net income from continuing operations attributable to controlling interests	32.6	52.7	(20.1)
Net income attributable to controlling interests	32.6	52.7	(20.1)
U.S. GAAP operating margin(1)	40.6%	32.8%	776 bps
Earnings per share, basic ($)	$0.38	$0.54	$(0.16)
Earnings per share, diluted ($)	$0.38	$0.54	$(0.16)
Basic shares outstanding (in millions)	85.1	97.6	(12.5)
Diluted shares outstanding (in millions)	85.1	97.8	(12.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$180.6	$205.7	$(25.1)
Pre-tax economic net income(5)	44.3	51.6	(7.3)
Adjusted EBITDA	56.2	58.9	(2.7)
ENI operating margin(6)	33.1%	33.3%	(24) bps
Economic net income(7)	34.3	39.2	(4.9)
ENI diluted EPS ($)	$0.40	$0.40	$—

Other Operational Information
Assets under management (AUM) at period end (in billions)	$161.8	$222.3	$(60.5)
Net client cash flows (in billions)(8)	1.0	(0.3)	1.3
Annualized revenue impact of net flows (8)(9)	(0.2)	(0.4)	0.2

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”

(3)
Excludes restructuring costs of $0.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments for the three months ended March 31, 2020. Excludes restructuring costs at the Center of $4.0 million and costs associated with the redomicile to the U.S. of $0.3 million for the three months ended March 31, 2019.

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

(7)	Economic net income is the ENI measure which is most directly comparable to U.S. GAAP net income from continuing operations attributable to controlling interests.

(8)	Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

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

Assets Under Management
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2020	December 31, 2019
Acadian Asset Management	$79.6	$102.2
Barrow, Hanley, Mewhinney & Strauss	39.8	51.7
Campbell Global	4.9	4.8
Copper Rock Capital Partners	2.2	3.9
Investment Counselors of Maryland	1.6	2.4
Landmark Partners	18.5	18.3
Thompson, Siegel & Walmsley	15.2	21.1
Total assets under management	$161.8	$204.4

Our strategies include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

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

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2020	December 31, 2019
U.S. equity, small/smid cap value	$3.9	$6.0
U.S. equity, mid cap value	3.4	5.3
U.S. equity, large cap value	21.4	30.2
U.S. equity, core/blend	1.6	1.9
Total U.S. equity	30.3	43.4
Global equity	32.2	40.3
International equity	41.5	54.9
Emerging markets equity	20.6	28.7
Total global / non-U.S. equity	94.3	123.9
Fixed income	12.9	13.3
Alternatives	24.3	23.8
Total assets under management	$161.8	$204.4

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
Sub-advisory	$30.3	18.7%	$40.5	19.8%
Corporate/Union	30.9	19.1%	38.6	18.9%
Public/Government	61.9	38.3%	75.2	36.8%
Endowment/Foundation	4.0	2.5%	5.3	2.6%
OM plc Group	1.6	1.0%	2.1	1.0%
Commingled Trust/UCITS	24.2	15.0%	30.8	15.1%
Mutual Fund	1.5	0.9%	2.2	1.1%
Other	7.4	4.6%	9.7	4.7%
Total assets under management	$161.8		$204.4

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
U.S.	$118.1	73.0%	$148.4	72.6%
Europe	15.6	9.6%	20.1	9.8%
Asia	10.0	6.2%	12.4	6.1%
Australia	6.8	4.2%	9.4	4.6%
Other	11.3	7.0%	14.1	6.9%
Total assets under management	$161.8		$204.4

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2020	2019
Quant & Solutions
Beginning balance	$101.9	$85.2
Gross inflows	3.7	5.1
Gross outflows	(3.1)	(3.3)
Reinvested income and distributions	0.9	0.7
Net flows(1)	1.5	2.5
Market appreciation (depreciation)	(24.4)	7.4
Ending balance	$79.0	$95.1
Average AUM(2)	$92.9	$91.9

Alternatives
Beginning balance	$23.8	$23.8
Gross inflows	0.7	0.4
Gross outflows	(0.1)	(0.2)
Net flows(1)	0.6	0.2
Market appreciation	—	0.1
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$24.3	$24.0
Average AUM(2)	$24.1	$23.9

Liquid Alpha
Beginning balance	$78.7	$97.3
Gross inflows	2.8	1.4
Gross outflows	(4.3)	(5.1)
Reinvested income and distributions	0.4	0.7
Net flows(1)	(1.1)	(3.0)
Market appreciation (depreciation)	(19.1)	8.9
Ending balance	$58.5	$103.2
Average AUM	$71.1	$102.1
Average AUM of consolidated Affiliates	$69.0	$100.1

Total
Beginning balance	$204.4	$206.3
Gross inflows	7.2	6.9
Gross outflows	(7.5)	(8.6)
Reinvested income and distributions	1.3	1.4
Net flows(1)	1.0	(0.3)
Market appreciation (depreciation)	(43.5)	16.4
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$161.8	$222.3
Average AUM	$188.1	$217.9
Average AUM of consolidated Affiliates	$186.0	$215.9

Annualized basis points: inflows	36.6	34.7
Annualized basis points: outflows	41.4	33.9
Annualized revenue impact of net flows ($ in millions)(1)	$(0.2)	$(0.4)

(1)	Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(2)	Average AUM equals average AUM of consolidated Affiliates.

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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2020	2019
Sub-advisory
Beginning balance	$40.5	$61.3
Gross inflows	2.1	1.3
Gross outflows	(2.4)	(3.5)
Reinvested income and distributions(1)	0.2	0.4
Net flows(2)	(0.1)	(1.8)
Market appreciation (depreciation)	(10.1)	5.8
Ending balance	$30.3	$65.3

Institutional
Beginning balance	$152.0	$135.1
Gross inflows	4.6	4.6
Gross outflows	(4.6)	(4.6)
Reinvested income and distributions(1)	1.0	0.9
Net flows(2)	1.0	0.9
Market appreciation (depreciation)	(30.3)	9.8
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$122.6	$145.7

Retail/Other
Beginning balance	$11.9	$9.9
Gross inflows	0.5	1.0
Gross outflows	(0.5)	(0.5)
Reinvested income and distributions(1)	0.1	0.1
Net flows(2)	0.1	0.6
Market appreciation (depreciation)	(3.1)	0.8
Ending balance	$8.9	$11.3

Total
Beginning balance	$204.4	$206.3
Gross inflows	7.2	6.9
Gross outflows	(7.5)	(8.6)
Reinvested income and distributions(1)	1.3	1.4
Net flows(2)	1.0	(0.3)
Market appreciation (depreciation)	(43.5)	16.4
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$161.8	$222.3

(1)	Reinvested income and distributions is allocated based on consolidated total distribution rate multiplied by the beginning of period AUM of each client type.

(2)	Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

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

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2020	2019
U.S.
Beginning balance	$148.4	$156.8
Gross inflows	5.3	3.9
Gross outflows	(4.9)	(6.0)
Reinvested income and distributions(1)	0.9	1.1
Net flows(2)	1.3	(1.0)
Market appreciation (depreciation)	(31.5)	12.4
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$118.1	$168.1

Non-U.S.
Beginning balance	$56.0	$49.5
Gross inflows	1.9	3.0
Gross outflows	(2.6)	(2.6)
Reinvested income and distributions(1)	0.4	0.3
Net flows(2)	(0.3)	0.7
Market appreciation (depreciation)	(12.0)	4.0
Realizations and other(3)	—	—
Ending balance	$43.7	$54.2

Total
Beginning balance	$204.4	$206.3
Gross inflows	7.2	6.9
Gross outflows	(7.5)	(8.6)
Reinvested income and distributions(1)	1.3	1.4
Net flows(2)	1.0	(0.3)
Market appreciation (depreciation)	(43.5)	16.4
Realizations and other(3)	(0.1)	(0.1)
Ending balance	$161.8	$222.3

(1)	Reinvested income and distributions is allocated based on consolidated distribution total rate multiplied by the beginning of period AUM of each client location.

(2)	Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(3)
Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.

At March 31, 2020, our total assets under management were $161.8 billion, a decrease of $(42.6) billion, or (20.8)%, compared to $204.4 billion at December 31, 2019 and a decrease of $(60.5) billion, or (27.2)%, compared to $222.3 billion at March 31, 2019. The change in assets under management during the three months ended March 31, 2020 reflects net market depreciation of $(43.5) billion driven by the COVID-19 pandemic that caused significant market disruption, realizations and other of $(0.1) billion, partially offset by net flows of $1.0 billion.
For the three months ended March 31, 2020, our net flows were $1.0 billion compared to $(0.3) billion for the three months ended March 31, 2019. The improvement in net flows during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly impacted by higher gross sales in the Quant & Solutions segment. Reinvested income and distributions of $1.3 billion, and $1.4 billion are reflected in the net flows for the three months ended March 31, 2020 and March 31, 2019, respectively. For the three months ended March 31, 2020, the annualized revenue impact of the net flows was relatively flat at $(0.2) million compared to $(0.4) million for the three months ended March 31, 2019. Gross inflows of $7.2 billion in the three months ended March 31, 2020 yielded approximately 37 bps compared to $6.9 billion yielding approximately 35 bps in the year-ago period. Gross outflows of $(7.5) billion yielded approximately 41 bps in the three months ended March 31, 2020 compared to $(8.6) billion yielding approximately 34 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2020 and 2019
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2020	2019	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$178.5	$207.5	$(29.0)
Performance fees	1.0	(2.8)	3.8
Other revenue	1.6	1.4	0.2
Consolidated Funds’ revenue	1.5	1.1	0.4
Total revenue	182.6	207.2	(24.6)
Compensation and benefits	57.4	101.1	(43.7)
General and administrative expense	27.7	32.5	(4.8)
Impairment of goodwill	16.4	—	16.4
Amortization of acquired intangibles	1.6	1.6	—
Depreciation and amortization	5.3	3.8	1.5
Consolidated Funds’ expense	0.1	0.2	(0.1)
Total operating expenses	108.5	139.2	(30.7)
Operating income	74.1	68.0	6.1
Investment income	(13.7)	7.0	(20.7)
Interest income	0.3	1.1	(0.8)
Interest expense	(7.8)	(7.0)	(0.8)
Net consolidated Funds’ investment gains (losses)	(17.2)	13.6	(30.8)
Income from continuing operations before taxes	35.7	82.7	(47.0)
Income tax expense	13.6	21.6	(8.0)
Income from continuing operations	22.1	61.1	(39.0)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—
Net income	22.1	61.1	(39.0)
Net income (loss) attributable to non-controlling interests in consolidated Funds	(10.5)	8.4	(18.9)
Net income attributable to controlling interests	$32.6	$52.7	$(20.1)

Basic earnings per share ($)	$0.38	$0.54	$(0.16)
Diluted earnings per share ($)	0.38	0.54	(0.16)
Weighted average shares of common stock outstanding—basic	85.1	97.6	(12.5)
Weighted average shares of common stock outstanding—diluted	85.1	97.8	(12.7)

U.S. GAAP operating margin(1)	40.6%	32.8%	776 bps

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2020	2019
Net income attributable to controlling interests	$32.6	$52.7
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—
Net income from continuing operations attributable to controlling interests	32.6	52.7
Add: Income tax expense	13.6	21.6
Pre-tax income from continuing operations attributable to controlling interests	$46.2	$74.3
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 38.6 bps and 39.0 bps three months ended March 31, 2020 and 2019, respectively. The most significant driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain segments, net catch-up fees, or disproportionate market movements.
Our average basis points by segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2020		2019
	Revenue	Basis Pts	Revenue	Basis Pts
Quant & Solutions	$85.2	37	$90.5	40
Alternatives	41.4	69	43.8	74
Liquid Alpha	51.9	30	73.2	30
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$93.3	38.6	$117.0	39.0
Average AUM excluding equity-accounted Affiliates	$186.0		$215.9
Average AUM including equity-accounted Affiliates & weighted average fee rate	$188.1	37.8	$217.9	36.2

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)

Three months ended March 31, 2020 compared to three months ended March 31, 2019: Management fees decreased $(29.0) million, or (14.0)%, from $207.5 million for the three months ended March 31, 2019 to $178.5 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decrease in average assets under management, which is attributable to outflows in 2019 and equity depreciation in the three months ended March 31, 2020. Average assets under management excluding equity-accounted Affiliates decreased (13.8)%, from $215.9 billion for the three months ended March 31, 2019 to $186.0 billion for the three months ended March 31, 2020, mainly due to the equity market decline during the three months ended March 31, 2020 driven by the COVID-19 pandemic and the impact of the $(22.8) billion reallocation of several Vanguard subadvisory strategies in the fourth quarter of 2019.
Performance Fees
Approximately $16.1 billion, or 10% of our AUM in consolidated Affiliates, were in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Performance fees improved $3.8 million, from $(2.8) million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of March 31, 2020.
Other Revenue
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Other revenue increased $0.2 million, from $1.4 million for the three months ended March 31, 2019 to $1.6 million for the three months ended March 31, 2020. The increase was primarily attributable to the increase in revenue recorded for certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund for the three months ended March 31, 2020.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:

i.
compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, revaluation of key employee owned Affiliate equity and profit interests, and the amortization of pre-acquisition employee equity;

ii.	general and administrative expenses;

iii.	impairment of goodwill;

iv.	amortization of acquired intangible assets;

v.	depreciation and amortization charges; and

vi.	expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in millions)	2020	2019
Fixed compensation and benefits(1)	$47.6	$50.8
Sales-based compensation(2)	2.1	2.7
Variable compensation(3)	46.1	52.7
Affiliate key employee distributions(4)	9.8	13.4
Non-cash Affiliate key employee equity revaluations(5)	(49.3)	(20.1)
Amortization of pre-acquisition employee equity(6)	1.1	1.6
Total U.S. GAAP compensation and benefits expense	$57.4	$101.1

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three months ended March 31, 2020, $46.6 million of fixed compensation and benefits (of the $47.6 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three months ended March 31, 2019 $49.7 million of fixed compensation and benefits (of the $50.8 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.

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

(3)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended March 31,
($ in millions)	2020	2019
Cash variable compensation	$41.9	$46.8
Non-cash equity-based award amortization	4.2	5.9
Total variable compensation(a)	$46.1	$52.7

(a)
For the three months ended March 31, 2020, $39.7 million of variable compensation expense (of the $46.1 million above) is included within economic net income, which excludes $0.4 million of variable compensation associated with restructuring at an Affiliate and $6.0 million of a one-time compensation arrangement entered into that includes advances against future compensation payments. For the three months ended March 31, 2019, $48.7 million of variable compensation expense (of the $52.7 million above) is included within economic net income, which excludes $4.0 million of variable compensation associated with restructuring at the Center.

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

(6)
Amortization of pre-acquisition employee equity represents amortization of the value of employee equity owned prior to the acquisition of Landmark. This is included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.

Three months ended March 31, 2020 compared to three months ended March 31, 2019: Compensation and benefits expense decreased $(43.7) million, or (43.2)%, from $101.1 million for the three months ended March 31, 2019 to $57.4 million for the three months ended March 31, 2020. Fixed compensation and benefits decreased $(3.2) million, or (6.3)%, from $50.8 million for the three months ended March 31, 2019 to $47.6 million for the three months ended March 31, 2020, primarily reflecting headcount reductions at the Center and Affiliates. Variable compensation decreased $(6.6) million, or (12.5)%, from $52.7 million for the three months ended March 31, 2019 to $46.1 million for the three months ended March 31, 2020. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center and Affiliates. Sales-based compensation decreased $(0.6) million, or (22.2)%, from $2.7 million for the three months ended March 31, 2019 to $2.1 million for the three months ended March 31, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(3.6) million, or (26.9)%, from $13.4 million for the three months ended March 31, 2019 to $9.8 million for the three months ended March 31, 2020, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate equity decreased by $(29.2) million, from $(20.1) million for the three months ended March 31, 2019 to $(49.3) million for the three months ended March 31, 2020, driven by lower earnings at the Affiliates relative to the prior period, which was driven by lower AUM and revenue as a result of the recent market decline. Amortization of pre-acquisition equity decreased $(0.5) million, or (31.3)% from $1.6 million for the three months ended March 31, 2019 to $1.1 million for the three months ended March 31, 2020, driven by vesting of the employee equity.
General and Administrative Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: General and administrative expense decreased $(4.8) million, or (14.8)%, from $32.5 million for the three months ended March 31, 2019 to $27.7 million for the three months ended March 31, 2020, driven by cost saving initiatives at the Center and Affiliates.
Impairment of Goodwill
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Impairment of goodwill was $0.0 million for the three months ended March 31, 2019 and $16.4 million for the three months ended March 31, 2020. The increase was the result of an impairment charge recorded for the Copper Rock reporting unit in the three months ended March 31, 2020. We performed a quantitative impairment test at March 31, 2020 due to the decline in our assets under management for the three months ended March 31, 2020. The fair value of the Copper Rock reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $16.4 million for the three months ended March 31, 2020.
Amortization of Acquired Intangibles Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended March 31, 2019 and $1.6 million for the three months ended March 31, 2020. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Depreciation and amortization expense increased $1.5 million, or 39.5%, from $3.8 million for the three months ended March 31, 2019 to $5.3 million for the three months ended March 31, 2020. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Investment income decreased $(20.7) million from $7.0 million for the three months ended March 31, 2019 to $(13.7) million for the three months ended March 31, 2020. The decrease is primarily due to unrealized losses on seed investments driven by the market decline in the current year.
Interest Income

Three months ended March 31, 2020 compared to three months ended March 31, 2019: Interest income decreased $(0.8) million, from $1.1 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. The decrease was due to lower average cash balances and decreases in short-term investment returns in the current year.
Interest Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Interest expense increased $0.8 million, or 11.4%, from $7.0 million for the three months ended March 31, 2019 to $7.8 million for the three months ended March 31, 2020, primarily reflecting the increased utilization of our revolving credit facility in the current year.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains numerous income tax provisions including some that are expected to be effective retroactively.  Our Condensed Consolidated Balance Sheet reflects the benefit of a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020.  This provision will allow the Company to utilize more deferred tax assets. The Company has assessed the CARES Act and at this time does not expect the CARES Act to have a material impact to the financial statements.
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Income tax expense decreased $(8.0) million, from $21.6 million for the three months ended March 31, 2019 to $13.6 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in income from continuing operations before tax attributable to controlling interests and a smaller increase to the liabilities for uncertain tax positions for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

U.S. GAAP Consolidated Funds
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Consolidated Funds’ revenue increased $0.4 million, from $1.1 million for the three months ended March 31, 2019 to $1.5 million for the three months ended March 31, 2020. Consolidated Funds’ expense decreased $(0.1) million, from $0.2 million for the three months ended March 31, 2019 to $0.1 million for the three months ended March 31, 2020. Net consolidated Funds’ investment gain (loss) changed $(30.8) million from $13.6 million for the three months ended March 31, 2019 to $(17.2) million for the three months ended March 31, 2020 due to the equity market decline resulting from the COVID-19 pandemic that caused significant market disruption. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2020 and 2019. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended March 31,
($ in millions)	2020	2019
Numerator: Operating income	$74.1	$68.0
Denominator: Total revenue	$182.6	$207.2
U.S. GAAP operating margin(1)	40.6%	32.8%

Numerator: Total operating expenses(2)	$108.4	$139.0
Denominator: Management fee revenue	$178.5	$207.5
U.S. GAAP operating expense / management fee revenue(3)	60.7%	67.0%

Numerator: Variable compensation	$46.1	$52.7
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$128.6	$133.2
U.S. GAAP variable compensation ratio(3)	35.8%	39.6%

Numerator: Affiliate key employee distributions	$9.8	$13.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$82.5	$80.5
U.S. GAAP Affiliate key employee distributions ratio(3)	11.9%	16.6%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 40.1% for the three months ended March 31, 2020 and 32.6% for the three months ended March 31, 2019.

(2)	Excludes consolidated Funds expense of $0.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.

(3)	Excludes the effect of Funds consolidation for the three months ended March 31, 2020 and 2019.

(4)	Excludes consolidated Funds revenue of $1.5 million for the three months ended March 31, 2020 and $1.1 million for the three months ended March 31, 2019.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2020	2019
Operating income	$74.1	$68.0
Affiliate key employee distributions	9.8	13.4
Operating income of consolidated Funds	(1.4)	(0.9)
Operating income before Affiliate key employee distributions	82.5	80.5
Variable compensation	46.1	52.7
Operating income before variable compensation and Affiliate key employee distributions	$128.6	$133.2
Effects of Inflation
For the three months ended March 31, 2020 and 2019, inflation did not have a material effect on our consolidated results of operations.
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
ENI is an important measure to investors because it is used by us to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.”
In the first quarter of 2020, we refined our definition of economic net income in light of a one-time compensation arrangement entered into that includes advance against future contractual compensation payments.

To calculate economic net income, we re-categorize certain line items on our Condensed Consolidated Statements of Operations to reflect the following:

•	We exclude the effect of Funds consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our stockholders.

•	We include within management fee revenue any fees paid to Affiliates by consolidated Funds, which are viewed as investment income under U.S. GAAP.

•	We include our share of earnings from equity-accounted Affiliates within other income in ENI revenue, rather than investment income.

•	We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•	We identify separately from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.

•
We net the separate revenues and expenses under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the economics of our business.

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

vi.
We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, restructuring costs incurred in continuing operations, and the impact of a one-time compensation arrangement entered into that includes advances against future contractual compensation payments.

vii.
We exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2020 and 2019
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
($ in millions)		2020	2019
U.S. GAAP net income attributable to controlling interests		$32.6	$52.7
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(49.3)	(20.1)
ii.	Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	19.2	3.2
iii.	Capital transaction costs	0.2	—
iv.	Seed/Co-investment (gains) losses and financings(1)	21.3	(10.2)
v.	Tax benefit of goodwill and acquired intangibles deductions	2.3	2.3
vi.	Discontinued operations, restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(2)	6.7	4.3
vii.	ENI tax normalization	0.8	0.8
Tax effect of above adjustments, as applicable(3)		0.5	6.2
Economic net income		$34.3	$39.2

(1)	The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2020 and 2019 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2020	2019
Seed/Co-investment (gains) losses	$19.6	$(12.5)
Financing costs:
Seed/Co-investment average balance	123.3	149.4
Blended interest rate*	5.7%	6.2%
Financing costs	1.7	(2.3)
Net seed/co-investment (gains) losses and financing	$21.3	$(10.2)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(2)
The three months ended March 31, 2020 includes restructuring costs of $0.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended March 31, 2019 includes restructuring costs at the Center of $4.0 million and costs associated with the redomicile to the U.S. of $0.3 million.

(3)	Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring component of line (vi) multiplied by the 27.3% U.S. statutory tax rate (including state tax).

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

ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP revenue	$182.6	$207.2
Include investment return on equity-accounted Affiliates	0.6	0.6
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.5)	(1.1)
Exclude Fund expenses reimbursed by customers	(1.1)	(1.0)
ENI revenue	$180.6	$205.7

The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2020	2019
Management fees(1)	$178.5	$207.5
Performance fees(2)	1.0	(2.8)
Other income, including equity-accounted Affiliates(3)	1.1	1.0
ENI revenue	$180.6	$205.7

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.6 million and $0.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP other revenue	$1.6	$1.4
Earnings from equity-accounted Affiliates	0.6	0.6
Exclude Fund expenses reimbursed by customers	(1.1)	(1.0)
ENI other income	$1.1	$1.0

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, we exclude the impact of key employee equity revaluations. We also exclude the amortization of pre-acquisition equity owned by employees, with a service requirement, associated with the Landmark acquisition. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP operating expense	$108.5	$139.2
Less: items excluded from economic net income
Amortization of pre-acquisition employee equity	(1.2)	(1.6)
Non-cash key employee equity and profit interest revaluations	49.3	20.1
Goodwill impairment and amortization of acquired intangible assets	(18.0)	(1.6)
Capital transaction costs	—	—
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(6.7)	(4.3)
Fund expenses reimbursed by customers	(1.1)	(1.0)
Funds’ operating expense	(0.1)	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(39.7)	(48.7)
Affiliate key employee distributions	(9.8)	(13.4)
ENI operating expense	$81.2	$88.5

(1)
Included for the three months ended March 31, 2020 are restructuring costs of $0.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. Included for the three months ended March 31, 2019 are restructuring costs at the Center of $4.0 million and costs associated with the redomicile to the U.S. of $0.3 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2020	2019
Fixed compensation & benefits(1)	$46.6	$49.7
General and administrative expenses(2)	29.3	35.0
Depreciation and amortization	5.3	3.8
ENI operating expense	$81.2	$88.5

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2020 and 2019 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2020	2019
Total U.S. GAAP compensation and benefits expense	$57.4	$101.1
Amortization of pre-acquisition employee equity	(1.2)	(1.6)
Non-cash key employee equity and profit interest revaluations excluded from ENI	49.3	20.1
Sales-based compensation reclassified to ENI general & administrative expenses	(2.1)	(2.7)
Affiliate key employee distributions	(9.8)	(13.4)
Compensation related to restructuring expenses and the impact of a one-time arrangement that includes advances against future compensation payments(a)	(6.2)	(4.0)
Variable compensation	(39.7)	(48.7)
Fund expenses reimbursed by customers	(1.1)	(1.1)
ENI fixed compensation and benefits	$46.6	$49.7

(a)
Includes costs related to restructuring and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments for the three months ended March 31, 2020. Includes $4.0 million related to restructuring at the Center for the three months ended March 31, 2019.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP general and administrative expense	$27.7	$32.5
Sales-based compensation	2.1	2.7
Restructuring costs	(0.5)	(0.2)
ENI general and administrative expense	$29.3	$35.0
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2020 and 2019. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2020	2019
Numerator: ENI operating earnings(1)	$59.7	$68.5
Denominator: ENI revenue	$180.6	$205.7
ENI operating margin(2)	33.1%	33.3%

Numerator: ENI operating expense	$81.2	$88.5
Denominator: ENI management fee revenue(3)	$178.5	$207.5
ENI operating expense ratio(4)	45.5%	42.7%

Numerator: ENI variable compensation	$39.7	$48.7
Denominator: ENI earnings before variable compensation(1)(5)	$99.4	$117.2
ENI variable compensation ratio(6)	39.9%	41.6%

Numerator: Affiliate key employee distributions	$9.8	$13.4
Denominator: ENI operating earnings(1)	$59.7	$68.5
ENI Affiliate key employee distributions ratio(7)	16.4%	19.6%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP operating income	$74.1	$68.0
Include earnings from equity-accounted Affiliates	0.6	0.6
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(49.3)	(20.1)
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	19.2	3.2
Capital transaction costs	—	—
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(a)	6.7	4.3
Affiliate key employee distributions	9.8	13.4
Variable compensation	39.7	48.7
Funds’ operating income	(1.4)	(0.9)
ENI earnings before variable compensation	99.4	117.2
Less: ENI variable compensation	(39.7)	(48.7)
ENI operating earnings	59.7	68.5
Less: ENI Affiliate key employee distributions	(9.8)	(13.4)
ENI earnings after Affiliate key employee distributions	$49.9	$55.1

(a)
Includes restructuring costs of $0.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments for the three months ended March 31, 2020. Includes restructuring costs at the Center of $4.0 million and costs associated with the redomicile to the U.S. of $0.3 million for the three months ended March 31, 2019.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 40.1% for the three months ended March 31, 2020 and 32.6% for the three months ended March 31, 2019.

The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which we have in each of our Affiliates. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.

(3)	ENI management fee revenue corresponds to U.S. GAAP management fee revenue.

(4)
The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation and benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies because in our profit sharing economic model, scale benefits both the Affiliate employees and our stockholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

(5)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(6)
The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2020	2019
Pre-tax economic net income(1)	$44.3	$51.6
Intercompany interest expense deductible for U.S. tax purposes	—	(16.8)
Taxable economic net income	44.3	34.8
Taxes at the U.S. federal and state statutory rates(2)	(12.1)	(9.5)
Other reconciling tax adjustments	2.1	(2.9)
Tax on economic net income	(10.0)	(12.4)
Add back intercompany interest expense previously excluded	—	16.8
Economic net income	$34.3	$39.2
Economic net income effective tax rate(3)	22.6%	24.0%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2020	2019
U.S. GAAP interest income	$0.3	$1.1
U.S. GAAP interest expense	(7.8)	(7.0)
U.S. GAAP net interest expense	(7.5)	(5.9)
Other ENI interest expense exclusions(a)	1.9	2.4
ENI net interest expense	(5.6)	(3.5)
ENI earnings after Affiliate key employee distributions(b)	49.9	55.1
Pre-tax economic net income	$44.3	$51.6

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

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

We have a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The corporate head office expenses are not allocated to our three reportable segments but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and our share of earnings from equity-accounted Affiliates. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of the value of employee equity owned pre-acquisition that occurred as a result of the Landmark transaction, impairment of goodwill, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.

Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$85.2	$41.4	$51.9	$—	$178.5	$90.5	$43.8	$73.2	$—	$207.5
Performance fees	1.0	—	—	—	1.0	—	—	(2.8)	—	(2.8)
Other income, including equity-accounted subsidiaries	(0.1)	0.5	0.6	0.1	1.1	—	0.2	0.7	0.1	1.0
ENI revenue	$86.1	$41.9	$52.5	$0.1	$180.6	$90.5	$44.0	$71.1	$0.1	$205.7
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Quant & Solutions ENI revenue decreased $(4.4) million, or (4.9)%, from $90.5 million for the three months ended March 31, 2019 to $86.1 million for the three months ended March 31, 2020. The decrease was attributable to (5.9)% lower management fees, driven by lower average AUM primarily resulting from the equity market decline in the current year.
Alternatives Segment ENI Revenue
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Alternatives ENI revenue decreased $(2.1) million, or (4.8)%, from $44.0 million for the three months ended March 31, 2019 to $41.9 million for the three months ended March 31, 2020. The decrease was attributable to (5.5)% lower management fees largely resulting from a decline in liquid alternative assets.
Liquid Alpha Segment ENI Revenue
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Liquid Alpha ENI revenue decreased $(18.6) million, or (26.2)%, from $71.1 million for the three months ended March 31, 2019 to $52.5 million for the three months ended March 31, 2020. The decrease was attributable to (29.1)% lower management fees, driven by lower average AUM resulting from the equity market decline and net outflows over the last twelve months. The change in performance fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to fulcrum fees recorded in the prior period that did not repeat.

Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$18.3	$11.6	$13.1	$3.6	$46.6	$20.2	$11.2	$14.1	$4.2	$49.7
G&A	14.1	4.6	6.6	4.0	29.3	16.3	6.3	7.4	5.0	35.0
Depreciation and amortization	4.7	0.4	0.1	0.1	5.3	3.4	0.2	0.1	0.1	3.8
Total ENI Operating Expenses	$37.1	$16.6	$19.8	$7.7	$81.2	$39.9	$17.7	$21.6	$9.3	$88.5
Variable compensation	17.0	9.2	12.5	1.0	39.7	18.8	9.8	16.8	3.3	48.7
Affiliate key employee distributions	0.8	5.8	3.2	—	9.8	1.0	5.7	6.7	—	13.4
Total Expenses	$54.9	$31.6	$35.5	$8.7	$130.7	$59.7	$33.2	$45.1	$12.6	$150.6
Quant & Solutions Segment ENI Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Quant & Solutions ENI operating expense decreased $(2.8) million, or (7.0)%, from $39.9 million for the three months ended March 31, 2019 to $37.1 million for the three months ended March 31, 2020. The decrease was driven by (9.4)% lower ENI fixed compensation and benefits expense resulting from headcount reduction, and (13.5)% lower ENI general and administrative expense resulting from cost saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (9.6)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (20.0)%, largely driven by lower Quant & Solutions ENI earnings after variable compensation.
Alternatives Segment ENI Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Alternatives ENI operating expense decreased $(1.1) million, or (6.2)%, from $17.7 million for the three months ended March 31, 2019 to $16.6 million for the three months ended March 31, 2020. The decrease was driven by (27.0)% lower ENI general and administrative expense resulting from lower consulting costs. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (6.1)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Alternatives increased 1.8%, largely driven by the mix of distributable earnings between Affiliates period over period.

Liquid Alpha Segment ENI Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Liquid Alpha ENI operating expense decreased $(1.8) million, or (8.3)%, from $21.6 million for the three months ended March 31, 2019 to $19.8 million for the three months ended March 31, 2020. The decrease was driven by (7.1)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (10.8)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (25.6)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (52.2)%, largely driven by lower Liquid Alpha ENI earnings after variable compensation.
Other ENI Expense
Three months ended March 31, 2020 compared to three months ended March 31, 2019: Other ENI operating expense decreased $(1.6) million, or (17.2)%, from $9.3 million for the three months ended March 31, 2019 to $7.7 million for the three months ended March 31, 2020. The decrease was driven by (14.3)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (20.0)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (69.7)% due to a reduction in headcount.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2020	2019
Cash provided by (used in)(1)(2)
Operating activities	$(29.1)	$(299.5)
Investing activities	1.1	(4.4)
Financing activities	41.1	36.6

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2020 and 2019
Net cash used in operating activities of continuing operations decreased $270.4 million, from net cash used of $299.5 million for the three months ended March 31, 2019 to net cash used of $29.1 million for the three months ended March 31, 2020, driven by the change in operating liabilities as a result of the Landmark earnout that was settled in the three months ended March 31, 2019. In the three months ended March 31, 2020, net cash provided by investing activities of continuing operations increased $5.5 million, from $4.4 million used in the three months ended March 31, 2019 to $1.1 million provided for the three months ended March 31, 2020, driven primarily by net purchases and sales of investment securities in the three months ended March 31, 2020. Net cash provided by financing activities of continuing operations increased $4.5 million, from $36.6 million provided for the three months ended March 31, 2019 to $41.1 million provided for the three months ended March 31, 2020, primarily due to lower share repurchases, offset by a lower drawdown on the revolving credit facility in the three months ended March 31, 2020 compared to 2019.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
($ in millions)	2020	2019
Net income attributable to controlling interests	$32.6	$52.7
Net interest expense to third parties	7.5	5.9
Income tax expense (including tax expenses related to discontinued operations)	13.6	21.6
Depreciation and amortization (including intangible assets) and goodwill impairment	23.3	5.4
EBITDA	$77.0	$85.6
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(48.3)	(20.1)
Amortization of pre-acquisition employee equity	1.2	1.6
(Gain) loss on seed and co-investments	19.6	(12.5)
Restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	6.7	4.3
Capital transaction costs	—	—
Adjusted EBITDA	$56.2	$58.9
ENI net interest expense to third parties	(5.6)	(3.5)
Depreciation and amortization(2)	(6.3)	(3.8)
Tax on economic net income	(10.0)	(12.4)
Economic net income	$34.3	$39.2

(1)
The three months ended March 31, 2020 includes restructuring costs of $0.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $6.0 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. Included in the three months ended March 31, 2019 are restructuring costs at the Center of $4.0 million and costs associated with the redomicile to the U.S. of $0.3 million.

(2)	The three months ended March 31, 2020 includes non-cash equity-based award amortization expense.
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
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	3/31/2020	12/31/2019	Interest rate	Maturity
Third party borrowings:
Revolving credit facility	$220.0	$140.0	LIBOR + 1.50% plus 0.20% commitment fee	August 22, 2022
4.80% Senior Notes Due 2026	272.5	272.4	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.4	121.4	5.125%	August 1, 2031
Total third party borrowings	$613.9	$533.8
Non-recourse borrowing:
Non-recourse seed capital facility	21.7	35.0	LIBOR + 1.55% plus 0.95% commitment fee	January 15, 2021
Total non-recourse borrowing	$21.7	$35.0
Total borrowings	$635.6	$568.8
Revolving Credit Facility
On August 20, 2019, we entered into a $450.0 million senior unsecured revolving credit facility with Citibank, as administrative agent and issuing bank, and RBC Capital Markets and BMO Capital Markets Corp. as joint lead arrangers and joint book runners (the “Credit Facility”). Subject to certain conditions, we may borrow up to an additional $150.0 million under the Credit Facility. The Credit Facility has a maturity date of August 22, 2022. The previous revolving credit facility with Citibank with maturity date of October 15, 2019 was terminated. Borrowings under the Credit Facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.125% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.125% to 0.45%, with such amount based on our credit rating.
Under the Credit Facility, the ratio of third party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At March 31, 2020, our ratio of third party borrowings to trailing twelve months Adjusted EBITDA was 2.5x and our interest coverage ratio was 7.8x.
Our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 2.0x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%.

Non-recourse seed capital facility
In July 2017, we entered into a non-recourse seed capital facility collateralized by our seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At March 31, 2020, amounts outstanding under this non-recourse seed capital facility amounted to $21.7 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of March 31, 2020, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	March 31, 2020	December 31, 2019
($ in millions)
Share-based payments liability	$184.8	$221.8
Affiliate profit interests liability	82.6	94.8
Employee equity	267.4	316.6
Voluntary deferral plan liability	89.0	88.3
Total	$356.4	$404.9
Share-based payments liability represents the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is considered an equity award under U.S. GAAP based on the terms and conditions attached to these interests. Affiliate profit interests liability represents the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is not considered an equity award under U.S. GAAP, but rather a form of compensation arrangement, based on the terms and conditions attached to these interests. Our obligation in any given period in respect of funding these potential repurchases of Affiliate equity is limited to only that portion that may be put to us by Affiliate key employees, which is typically capped annually under the terms of these arrangements such that we are not required to repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Affiliate key employees.
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

Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2019. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliates or particular segments, our expected future net cash flows, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows,and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A. Risk Factors, and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2020 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2020. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2020.
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
The value of our assets under management was $161.8 billion as of March 31, 2020. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $63.0 million based on our current weighted average fee rate of approximately 39 basis points, including equity-accounted Affiliates. Approximately $16.5 billion, or 10%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $0.4 million impact to our gross performance fees based on our trailing twelve month performance fees of $3.7 million as of March 31, 2020. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $22.5 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $124.6 billion of equity assets under management to increase or decrease by $12.5 billion, resulting in a change in annualized management fee revenue of $44.4 million and an annual change in post-tax economic net income of approximately $16.9 million, given our current cost structure, operating model, and weighted average fee rate of 36 basis points at the mix of strategies as of March 31, 2020. Approximately $10.5 billion, or 8%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $75.2 billion of foreign currency denominated AUM to increase or decrease by $7.5 billion, resulting in a change in annualized management fee revenue of $31.5 million and an annual change in post-tax economic net income of $12.2 million, based on weighted average fees earned on our foreign currency denominated AUM of 42 basis points at the mix of strategies as of March 31, 2020. Approximately $9.7 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have a $0.2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $12.9 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 19 basis points, annualized management fees would change by $2.4 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of March 31, 2020.

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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $220 million as of March 31, 2020. We currently do not hedge against interest rate risk. As of March 31, 2020, a hypothetical 10% change in interest rates would have resulted in a $0.2 million change to our interest expense during the first quarter of 2020.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on  March 2, 2020, under the heading “Risk Factors” and the following additional risk factor.
The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt financial markets and our business.
The outbreak of COVID-19 and the related containment and mitigation measures put in place have had, and may continue to have, a serious impact on the economy and the financial and securities markets. As a result, the investment results of our Affiliates have been, and may continue to be, negatively affected, resulting in decreases to our assets under management and related revenue and earnings.  In addition, the unfavorable economic conditions caused by the COVID-19 pandemic may increase our funding costs or limit our access to the capital markets, which could impact our ability to finance our operations through borrowing. As the potential impact of COVID-19 is impossible to predict, the extent to which COVID-19 could negatively affect our and our Affiliates’ operating results or the duration of any potential business disruption is uncertain.
In addition, our operations and the operations of our Affiliates, as well as third-party service providers on whom we rely, have been, and are expected to continue to be, significantly impacted by the COVID-19 pandemic.  Although we have in place robust and well-established business continuity plans that address the potential impact to our business, no assurance can be given that the steps we have taken will continue to be effective or appropriate.  While our employees have been successful in working remotely, operational challenges may arise in the future. In the event that our workforce, the workforce of one or more Affiliates, or the workforces of our or our Affiliates’ key service providers were to experience significant illness levels, our ability to operate our business normally could be materially disrupted. Any such material disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
January 1-31, 2020		$—	—	$278.6
February 1-29, 2020	239,062	10.44	239,062	276.1
March 1-31, 2020	2,991,200	5.57	2,991,200	259.4
Total	3,230,262	$5.93	3,230,262

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our common stock, from time to time, up to an aggregate limit of $600.0 million of common stock. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 3,230,262 shares of common stock under this program during the three months ended March 31, 2020. As of March 31, 2020, $259.4 million remained available to repurchase shares under the February 2016 program.

Item 5.         Other Events.
On May 8, the Company entered into an employment agreement with Christina Wiater, the Company’s principal financial officer and principal accounting officer (the “Wiater Employment Agreement”), pursuant to which Ms. Wiater’s compensation consists of an annual base salary of $425,000. Ms. Wiater will also be eligible to participate in certain Company-wide employee benefit programs, including the Company’s Profit Sharing and 401(k) Plan as well as health and welfare benefits. In addition, Ms. Wiater could receive a one-time payment of $850,000 upon the occurrence of certain extraordinary corporate events. In the event of a termination of Ms. Wiater’s employment by the Company without Cause (as defined in the Wiater Employment Agreement) or termination by Ms. Wiater for Good Reason (as defined in the Wiater Employment Agreement) (in either case a “Good Leaver Termination”), Ms. Wiater would be entitled to receive (a) separation payments equal to twelve (12) months of Ms. Wiater’s salary, (b) continuation of health benefits for twelve (12) months and (c) accelerated vesting of any equity awards. Any compensation paid to Ms. Wiater will be subject to the Claw-Back Policy adopted by the Board, as in effect from time-to-time.
The Employment Agreement contains customary restrictive covenants, including, non-disclosure, non-disparagement, non-interference, non-competition and a twelve (12) month non-solicitation covenant.
The description of the Wiater Employment Agreement included in this 10-Q is qualified by reference to Exhibit 10.13 filed with this Form 10-Q, which such Wiater Employment Agreement is incorporated into this description.
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

10.6*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.7*	Form of Restricted Stock Unit Award Agreement for U.K. Employees.

10.8*	Form of Restricted Stock Unit Award Agreement for Employees.

10.9*	Form of Option Award Agreement.

10.10*	Option Award Agreement, effective April 21, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana.

10.11*	Amended and Restated Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Suren Rana.

10.12*	Form of Restricted Stock Award Agreement for Employees.

10.13*	Employment Agreement, dated May 8, 2020, by and between BrightSphere Inc. and Christina Wiater.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	May 11, 2020

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)