Form 10-Q
period 2020-06-30
BrightSphere Investment Group Inc.
filed 2020-08-10
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of August 5, 2020 was 80,114,696.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$115.8	$111.3
Investment advisory fees receivable	126.2	151.9
Income taxes receivable	28.6	26.2
Fixed assets, net	70.9	65.8
Right of use assets	108.7	37.7
Investments (includes balances reported at fair value of $143.5 and $184.3)	145.1	186.3
Acquired intangibles, net	61.6	65.1
Goodwill	258.2	274.6
Other assets	60.7	52.0
Deferred tax assets	219.4	243.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	9.5	9.7
Investments (includes balances reported at fair value of $110.0 and $119.5)	212.4	190.6
Other assets	5.7	4.9
Total assets	$1,422.8	$1,419.7
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$33.8	$41.5
Accrued incentive compensation	94.5	137.8
Due to OM plc	3.4	3.7
Other compensation liabilities	367.5	404.9
Accrued income taxes	13.0	12.8
Operating lease liabilities	124.9	42.5
Other liabilities	3.3	3.1
Debt:
Non-recourse borrowings	21.7	35.0
Third party borrowings	524.0	533.8
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	3.0	5.2
Securities sold, not yet purchased, at fair value	1.2	0.9
Other liabilities	—	0.1
Total liabilities	1,190.3	1,221.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	79.9	83.9
Equity:
Common stock (par value $0.001; 80,099,696 and 85,886,371 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	500.6	534.3
Retained deficit	(410.1)	(452.5)
Accumulated other comprehensive loss	(18.2)	(17.5)
Non-controlling interests	1.4	1.3
Non-controlling interests in consolidated Funds	78.8	48.8
Total equity and redeemable non-controlling interests in consolidated Funds	232.5	198.4
Total liabilities and equity	$1,422.8	$1,419.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Management fees	$170.7	$205.9	$349.2	$413.4
Performance fees	0.3	(2.2)	1.3	(5.0)
Other revenue	2.0	1.5	3.6	2.9
Consolidated Funds’ revenue	1.7	1.9	3.2	3.0
Total revenue	174.7	207.1	357.3	414.3
Operating expenses:
Compensation and benefits	116.9	123.7	174.3	224.8
General and administrative expense	24.5	31.1	52.2	63.6
Impairment of goodwill	—	—	16.4	—
Amortization of acquired intangibles	1.9	1.7	3.5	3.3
Depreciation and amortization	5.1	4.0	10.4	7.8
Consolidated Funds’ expense	0.1	—	0.2	0.2
Total operating expenses	148.5	160.5	257.0	299.7
Operating income	26.2	46.6	100.3	114.6
Non-operating income and (expense):
Investment income (loss)	6.6	2.1	(7.1)	9.1
Interest income	0.2	0.3	0.5	1.4
Interest expense	(7.4)	(8.8)	(15.2)	(15.8)
Net consolidated Funds’ investment gains (losses)	35.6	(4.5)	18.4	9.1
Total non-operating income (loss)	35.0	(10.9)	(3.4)	3.8
Income from continuing operations before taxes	61.2	35.7	96.9	118.4
Income tax expense	7.3	14.1	20.9	35.7
Income from continuing operations	53.9	21.6	76.0	82.7
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—
Net income	53.9	21.6	76.0	82.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	35.0	(6.4)	24.5	2.0
Net income attributable to controlling interests	$18.9	$28.0	$51.5	$80.7

Earnings per share (basic) attributable to controlling interests	$0.23	$0.31	$0.62	$0.85
Earnings per share (diluted) attributable to controlling interests	0.23	0.31	0.62	0.85
Continuing operations earnings per share (basic) attributable to controlling interests	0.23	0.31	0.62	0.85
Continuing operations earnings per share (diluted) attributable to controlling interests	0.23	0.31	0.62	0.85
Weighted average common stock outstanding	80.4	91.5	82.8	94.6
Weighted average diluted common stock outstanding	80.4	91.5	82.8	94.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$53.9	$21.6	$76.0	$82.7
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.1	1.2
Foreign currency translation adjustment	0.3	(0.6)	(1.8)	(0.1)
Total other comprehensive income (loss)	0.9	—	(0.7)	1.1
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	35.0	(6.4)	24.5	2.0
Total comprehensive income attributable to controlling interests	$19.8	$28.0	$50.8	$81.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2020 and 2019
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
March 31, 2019	91.9	$0.1	$587.3	$(597.0)	$(19.8)	(29.4)	$1.8	$36.0	$8.4	$43.2	$51.6
Repurchase of common stock	(0.3)	—	(3.3)	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Capital contributions	—	—	—	—	—	—	—	4.0	4.0	37.7	41.7
Equity-based compensation	—	—	1.2	—	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustment	—	—	—	—	(0.6)	(0.6)	—	—	(0.6)	—	(0.6)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	—	—	—
Dividends ($0.10 per share)	—	—	—	(9.2)	—	(9.2)	—	—	(9.2)	—	(9.2)
Net income	—	—	—	28.0	—	28.0	—	(7.3)	20.7	0.9	21.6
June 30, 2019	91.6	$0.1	$585.2	$(578.2)	$(19.8)	$(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6

March 31, 2020	82.5	$0.1	$516.2	$(428.3)	$(19.1)	$68.9	$1.3	$49.1	$119.3	$74.5	$193.8
Issuance of common stock	0.1	—		—	—	—	—	—	—	—	—
Repurchase of common stock	(2.5)	—	(16.1)	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Capital contributions (redemptions)	—	—	—	—	—	—	—	0.9	0.9	(0.8)	0.1
Equity-based compensation	—	—	0.5	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	0.3	0.3	—	—	0.3	—	0.3
Amortization related to derivative securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.01 per share)	—	—	—	(0.7)	—	(0.7)	—	—	(0.7)	—	(0.7)
Net income	—	—	—	18.9	—	18.9	—	28.8	47.7	6.2	53.9
June 30, 2020	80.1	$0.1	$500.6	$(410.1)	$(18.2)	$72.4	$1.4	$78.8	$152.6	$79.9	$232.5
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2020 and 2019
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(13.8)	—	(183.8)	—	—	(183.8)	—	—	(183.8)	—	(183.8)
Capital contributions (redemptions)	—	—	—	—	—	—	—	4.0	4.0	37.3	41.3
Equity-based compensation	—	—	4.4	—	—	4.4	—	—	4.4	—	4.4
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)
Amortization related to derivatives securities, net of tax	—	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Other changes in non-controlling interests	—	—	—	—	—	—	0.2	—	0.2	—	0.2
Dividends ($0.20 per share)	—	—	—	(18.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
Net income (loss)	—	—	—	80.7	—	80.7	—	(0.6)	80.1	2.6	82.7
June 30, 2019	91.6	$0.1	$585.2	$(578.2)	$(19.8)	$(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6

December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—	—
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(5.7)	—	(35.3)	—	—	(35.3)	—	—	(35.3)	—	(35.3)
Capital contributions	—	—	—	—	—	—	—	1.1	1.1	0.4	1.5
Equity-based compensation	—	—	1.6	—	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustment	—	—	—	—	(1.8)	(1.8)	—	—	(1.8)	—	(1.8)
Amortization related to derivative securities, net of tax	—	—	—	—	1.1	1.1	—	—	1.1	—	1.1
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.11 per share)	—	—	—	(9.1)	—	(9.1)	—	—	(9.1)	—	(9.1)
Net income (loss)	—	—	—	51.5	—	51.5	—	28.9	80.4	(4.4)	76.0
June 30, 2020	80.1	$0.1	$500.6	$(410.1)	$(18.2)	$72.4	$1.4	$78.8	$152.6	$79.9	$232.5
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$76.0	$82.7
Less: Net income attributable to non-controlling interests in consolidated Funds	(24.5)	(2.0)
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	16.4	—
Amortization of acquired intangibles	3.5	3.3
Depreciation and other amortization	10.4	7.8
Amortization of debt-related costs	2.1	1.7
Amortization and revaluation of non-cash compensation awards	(27.6)	1.2
Net earnings from Affiliate accounted for using the equity method	(1.2)	(1.3)
Distributions received from equity method Affiliate	1.5	1.1
Deferred income taxes	23.7	5.7
(Gains) losses on other investments	17.0	(22.9)
Changes in operating assets and liabilities (excluding discontinued operations):
Decrease in investment advisory fees receivable	25.8	2.3
Increase in other receivables, prepayments, deposits and other assets	(13.0)	(12.1)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(40.3)	(286.9)
Decrease in accounts payable, accrued expenses and accrued income taxes	(7.2)	(10.1)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	62.6	(229.5)
Net income attributable to non-controlling interests in consolidated Funds	24.5	2.0
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Losses on other investments	7.3	6.9
Purchase of investments	(46.1)	(126.4)
Sale of investments	45.5	87.3
Earnings from equity method investees	(28.9)	(6.1)
(Increase) decrease in receivables and other assets	(0.7)	5.4
Decrease in accounts payable and other liabilities	(2.2)	(4.2)
Net cash flows from operating activities of continuing operations of consolidated Funds	(0.6)	(35.1)
Net cash flows from operating activities of continuing operations	62.0	(264.6)
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	62.0	(264.6)
Cash flows from investing activities:
Additions of fixed assets	(15.7)	(17.1)
Purchase of investment securities	(10.5)	(12.4)
Sale of investment securities	36.3	22.7
Cash flows from investing activities of consolidated Funds
Contributions in equity method investees	(1.3)	(6.9)
Distributions received from equity method investees	0.3	3.4
Net cash flows from investing activities of continuing operations	9.1	(10.3)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	9.1	(10.3)

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	80.0	265.0
Repayment of third party and non-recourse borrowings	(103.3)	(30.0)
Payment to OM plc for DTA Deed	—	(32.7)
Payment to OM plc for co-investment redemptions	(0.3)	(5.1)
Dividends paid to stockholders	(6.3)	(13.8)
Dividends paid to related parties	(3.0)	(4.8)
Repurchases of common stock	(35.3)	(187.2)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	1.3	7.0
Non-controlling interest capital redeemed	(0.3)	(3.0)
Redeemable non-controlling interest capital raised	1.2	37.8
Redeemable non-controlling interest capital redeemed	(0.8)	(0.5)
Net cash flows from financing activities of continuing operations	(66.8)	32.7
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(66.8)	32.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	4.3	(242.2)
Cash and cash equivalents at beginning of period	121.0	345.5
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$125.3	$103.3

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$13.3	$14.0
Income taxes paid	2.4	31.8

Supplemental disclosure of non-cash investing and financing transactions:
Payable for securities purchased by a consolidated Fund	$0.5	$—
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
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company conducts its operations through the following three reportable segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

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
For the three months ended June 30, 2020, the Company repurchased 2,437,700 shares of common stock at an average price of $6.56 per share, or approximately $16.0 million in total, including commissions. For the six months ended June 30, 2020, the Company repurchased 5,667,962 shares of common stock at an average price of $6.20 per share, or approximately $35.3 million in total, including commissions.

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
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three and six months ended June 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
Recently adopted accounting standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the standard on January 1, 2020. Notably, this guidance removes the disclosure requirements for the valuation processes for Level III fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level III of the fair value hierarchy. The Company has determined that the adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

New accounting standards not yet adopted

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Investments of consolidated Funds held at fair value	$110.0	$119.5
Other investments held at fair value	54.6	95.5
Investments related to long-term incentive compensation plans held at fair value	88.9	88.8
Total investments held at fair value	253.5	303.8
Equity-accounted investments in Affiliates and consolidated Funds(1)	104.0	73.1
Total investments per Condensed Consolidated Balance Sheets	$357.5	$376.9

(1)Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

Investment income is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized and unrealized gains (losses) on other investments held at fair value	$6.0	$1.4	$(8.3)	$7.8
Investment return of equity-accounted investments in Affiliates	0.6	0.7	1.2	1.3
Total investment income (loss) per Condensed Consolidated Statements of Operations	$6.6	$2.1	$(7.1)	$9.1
Investment gains (losses) on net consolidated funds is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$6.7	$0.1	$(10.5)	$3.0
Investment return of equity-accounted investments	28.9	(4.6)	28.9	6.1
Total net consolidated Funds’ investment gains per Condensed Consolidated Statements of Operations	$35.6	$(4.5)	$18.4	$9.1

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2020
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$7.9	$—	$—	$—	$7.9
Short-term investment funds	1.6	—	—	—	1.6
Bank loans	—	99.7	—	—	99.7
Derivatives	0.5	0.3	—	—	0.8
Consolidated Funds total	10.0	100.0	—	—	110.0
Investments in separate accounts(2)	21.1	10.4	—	—	31.5
Investments related to long-term incentive compensation plans(3)	88.9	—	—	—	88.9
Investments in unconsolidated Funds(4)	—	—	3.0	20.1	23.1
BSIG total	110.0	10.4	3.0	20.1	143.5
Total fair value assets	$120.0	$110.4	$3.0	$20.1	$253.5
Liabilities of consolidated Funds(1)
Derivatives	(1.1)	(0.1)	—	—	(1.2)
Consolidated Funds total	(1.1)	(0.1)	—	—	(1.2)
Total fair value liabilities	$(1.1)	$(0.1)	$—	$—	$(1.2)

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

(1)Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates.
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
(2)Investments in separate accounts of $31.5 million at June 30, 2020 consist of approximately 2% of cash equivalents and 98% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $44.3 million at December 31, 2019 consist of approximately 3% of cash equivalents and 97% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $88.9 million and $88.8 million at June 30, 2020 and December 31, 2019, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $20.1 million and $48.2 million at June 30, 2020 and December 31, 2019, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $6.3 million and $6.4 million at June 30, 2020 and December 31, 2019, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to eleven years from June 30, 2020. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively, related to investments in Forestry Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in unconsolidated Funds	2020	2019	2020	2019
Level III financial assets
At beginning of the period	$3.0	$3.0	$3.0	$3.0
Transfers in (out) of Level III	—	—	—	—
Total net fair value gains/losses recognized in net income	—	—	—	—
Total Level III financial assets	$3.0	$3.0	$3.0	$3.0
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and six months ended June 30, 2020.

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

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2020	December 31, 2019
Assets
Investments at fair value	$110.0	$119.5
Other assets of consolidated Funds	117.6	85.7
Total Assets	$227.6	$205.2
Liabilities
Liabilities of consolidated Funds	$4.2	$6.2
Total Liabilities	$4.2	$6.2
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2020	December 31, 2019
Unconsolidated VIE assets	$6,428.3	$6,625.5
Unconsolidated VIE liabilities	$4,261.7	$4,320.6
Equity interests on the Condensed Consolidated Balance Sheets	$16.9	$17.5
Maximum risk of loss(1)	$23.2	$23.9

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	June 30, 2020			December 31, 2019
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Third party borrowings:
$450 million revolving credit facility expiring August 22, 2022(1)	$130.0	$130.0	2	$140.0	$140.0	2
$275 million 4.80% Senior Notes Due July 27, 2026(2)	272.6	273.8	2	272.4	287.2	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)	121.4	121.0	2	121.4	126.4	2
Total third party borrowings	$524.0	$524.8		$533.8	$553.6
Non-recourse borrowings:
Non-recourse seed capital facility expiring January 15, 2021(1)	$21.7	$21.7	2	$35.0	$35.0	2
Total non-recourse borrowing	$21.7	$21.7		$35.0	$35.0
Total borrowings	$545.7	$546.5		$568.8	$588.6

(1)Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.
(2)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

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
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4.1	$3.5	$7.9	$6.9
Variable lease cost	0.1	0.1	0.2	0.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.8	3.7	7.5	7.3
ROU asset obtained in exchange for new operating lease liabilities	6.4	0.3	77.1	5.4
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2020 and 2019, the weighted average remaining lease term was 11.8 years and 5 years respectively, and the weighted average discount rate was 3.47% and 4.11%, respectively.

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$7.3
2021	14.4
2022	10.4
2023	12.2
2024	11.0
Thereafter	98.8
Total lease payments	154.1
Less imputed interest	(29.2)
Total	$124.9

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Goodwill and Intangible Assets
The following table presents the changes in goodwill for the six months ended June 30, 2020 and 2019 (in millions):

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2019	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	(16.4)	(16.4)
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(43.5)	(50.3)
June 30, 2020	$20.3	$148.1	$89.8	$258.2

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2018	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	—	—
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
June 30, 2019	$20.3	$148.1	$106.2	$274.6
The 2019 annual impairment assessment determined that no impairment existed at the annual assessment date. Due to the decline in the Company’s assets under management for the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020.
The Company performed a quantitative impairment test for the Copper Rock Capital Partners LLC (“Copper Rock”) reporting unit which is included within the Liquid Alpha segment. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the three months ended March 31, 2020. No goodwill impairment charges were recognized for the three months ended June 30, 2020 and the Company recognized a goodwill impairment charge of $16.4 million for the six months ended June 30, 2020.
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

analysis at March 31, 2020 incorporated revised forecasts that took into account the market disruptions during the quarter and its impact on the results in future periods. Given the significant level of uncertainty that currently exists, management also considered alternative scenarios for market and reporting unit performance over the next several years. If the Company’s assets under management are further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods.
The following table presents the change in definite-lived acquired intangible assets comprised of client relationships for the six months ended June 30, 2020 and 2019 (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2019	$108.3	$(44.2)	$64.1
Additions	—	—	—
Amortization	—	(3.5)	(3.5)
Disposals	—	—	—
June 30, 2020	$108.3	$(47.7)	$60.6

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2018	$108.3	$(37.6)	$70.7
Additions	—	—	—
Amortization	—	(3.3)	(3.3)
Disposals	—	—	—
June 30, 2019	$108.3	$(40.9)	$67.4
The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of June 30, 2020, these assets were being amortized over remaining useful lives of four to ten years. The Company recorded amortization expense of $1.9 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded amortization expense of $3.5 million and $3.3 million for the six months ended months ended June 30, 2020 and 2019, respectively.
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Condensed Consolidated Balance Sheets at June 30, 2020 and 2019.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Goodwill and Intangible Assets (cont.)

The 2019 annual impairment assessment of definite and indefinite-lived intangible assets determined that no impairment existed. Due to the decline in the Company’s assets under management in the three months ended March 31, 2020, the Company assessed definite and indefinite-lived intangible assets for possible impairment. For indefinite-lived intangible assets, the Company performed a qualitative assessment and determined that it was more likely than not that the indefinite-lived intangible asset was not impaired. For definite-lived intangible assets, no events or changes in circumstances indicated that the carrying amount of these assets may not be recoverable. As such, no impairment charges were determined for both the definite and indefinite-lived intangible assets. No impairment charges were determined for the definite and indefinite-lived intangible assets for the three months ended June 30, 2020.
The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$3.1
2021	6.5
2022	6.5
2023	6.4
2024	6.4
Thereafter	31.7
Total	$60.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $39 million in co-investments as of June 30, 2020. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of June 30, 2020, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2020, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2020.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to controlling interests	$18.9	$28.0	$51.5	$80.7
Less: Total income available to participating unvested securities(1)	—	—	—	(0.1)
Total net income attributable to common stock	$18.9	$28.0	$51.5	$80.6
Denominator:
Weighted-average shares of common stock outstanding—basic	80,435,389	91,457,301	82,758,277	94,550,527
Potential shares of common stock:
Restricted stock units	13,735	38,332	15,814	118,948
Weighted-average shares of common stock outstanding—diluted	80,449,124	91,495,633	82,774,091	94,669,475
Earnings per share of common stock attributable to controlling interests:
Basic	$0.23	$0.31	$0.62	$0.85
Diluted	$0.23	$0.31	$0.62	$0.85

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Earnings Per Share (cont.)
Employee options to purchase 7,474,000 shares were not included in the computation of diluted EPS for the three and six months ended June 30, 2020 because the assumed proceeds from exercising such options exceed the average price of the shares of common stock for the period and, therefore, the options are deemed antidilutive.

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
        Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Revenues from expense reimbursement amounted to $2.2 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively, are recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The Company classifies its revenue (including only consolidated Affiliates that are included in management fee revenue) among the following asset classes:
i.U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;
ii.Global / non-U.S. equity, which includes global and international equities including emerging markets;

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Revenue (cont.)

iii.Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and
iv.Alternatives, which is comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
Management fee revenue by segment and asset class is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Quant & Solutions
Global / non-U.S. equity	$82.2	$93.6	$167.4	$184.1
Alternatives
Alternatives	41.8	43.5	83.2	87.3
Liquid Alpha
Global / non-U.S. equity	19.9	22.3	38.7	48.7
Fixed income	6.1	6.5	12.4	12.9
U.S. equity	20.7	40.0	47.5	80.4
Management fee revenue	$170.7	$205.9	$349.2	$413.4

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2020 and 2019 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2020	$0.7	$(19.8)	$(19.1)
Foreign currency translation adjustment	0.3	—	0.3
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	0.3	0.6	0.9
Balance, as of June 30, 2020	$1.0	$(19.2)	$(18.2)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2019	$2.3	$(22.1)	$(19.8)
Foreign currency translation adjustment	(0.6)	—	(0.6)
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.6)	0.6	—
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)

For the three months ended June 30, 2020 and 2019, the Company reclassified $0.8 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	(1.8)	—	(1.8)
Amortization related to derivatives securities, before tax	—	1.5	1.5
Tax impact	—	(0.4)	(0.4)
Other comprehensive income (loss)	(1.8)	1.1	(0.7)
Balance, as of June 30, 2020	$1.0	$(19.2)	$(18.2)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Accumulated Other Comprehensive Income (Loss) (cont.)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation adjustment	(0.1)	—	(0.1)
Amortization related to derivatives securities, before tax	—	1.5	1.5
Tax impact	—	(0.3)	(0.3)
Other comprehensive income (loss)	(0.1)	1.2	1.1
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)
For the six months ended June 30, 2020 and 2019, the Company reclassified $1.5 million and $1.5 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

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
As of June 30, 2020, the balance recorded in accumulated other comprehensive income (loss) was $(19.2) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.8 million and $0.8 million have been reclassified for each of the three months ended June 30, 2020 and 2019, respectively. Amounts of $1.5 million and $1.5 million have been reclassified for the six months ended June 30, 2020 and 2019, respectively. During the next twelve months the Company expects to reclassify approximately $3.2 million to interest expense.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments

The Company has the following business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.
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
Segment Presentation
The following tables set forth summarized operating results for the Company's three segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s three segments for the three months ended June 30, 2020 (in millions):

	Three Months Ended June 30, 2020
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$82.8	$42.5	$47.1	$0.1	$2.2	(a)	$174.7

ENI operating expenses	35.0	15.7	17.4	5.9	16.4	(b)	90.4
Earnings before variable compensation	47.8	26.8	29.7	(5.8)	(14.2)		84.3
Variable compensation	17.7	9.7	11.2	0.8	7.7	(c)	47.1
ENI operating earnings (after variable comp)	30.1	17.1	18.5	(6.6)	(21.9)		37.2
Affiliate key employee distributions	1.3	6.9	2.8	—	—		11.0
Earnings after Affiliate key employee distributions	28.8	10.2	15.7	(6.6)	(21.9)		26.2
Net interest expense	—	—	—	(5.6)	(1.6)	(d)	(7.2)
Net investment income	—	—	—	—	42.2	(e)	42.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(35.0)	(e)	(35.0)
Income tax (expense) benefit	—	—	—	(9.6)	2.3	(f)	(7.3)
Economic net income	$28.8	$10.2	$15.7	$(21.8)	$(14.0)		$18.9

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
The following table presents the financial data for the Company’s three segments for the three months ended June 30, 2019 (in millions):

	Three Months Ended June 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$93.7	$44.3	$66.5	$0.1	$2.5	(a)	$207.1

ENI operating expenses	39.7	15.6	19.9	7.8	14.7	(b)	97.7
Earnings before variable compensation	54.0	28.7	46.6	(7.7)	(12.2)		109.4
Variable compensation	20.0	10.4	15.7	2.3	0.6	(c)	49.0
ENI operating earnings (after variable comp)	34.0	18.3	30.9	(10.0)	(12.8)		60.4
Affiliate key employee distributions	1.6	6.4	5.8	—	—		13.8
Earnings after Affiliate key employee distributions	32.4	11.9	25.1	(10.0)	(12.8)		46.6
Net interest expense	—	—	—	(6.2)	(2.3)	(d)	(8.5)
Net investment loss	—	—	—	—	(2.4)	(e)	(2.4)
Net loss attributable to non-controlling interests in consolidated Funds	—	—	—	—	6.4	(e)	6.4
Income tax expense	—	—	—	(12.2)	(1.9)	(f)	(14.1)
Economic net income	$32.4	$11.9	$25.1	$(28.4)	$(13.0)		$28.0
The following table presents the financial data for the Company’s three segments for the six months ended June 30, 2020 (in millions):

	Six Months Ended June 30, 2020
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$168.9	$84.4	$99.6	$0.2	$4.2	(a)	$357.3

ENI operating expenses	72.1	32.3	37.2	13.6	(12.2)	(b)	143.0
Earnings before variable compensation	96.8	52.1	62.4	(13.4)	16.4		214.3
Variable compensation	34.7	18.9	23.7	1.8	14.1	(c)	93.2
ENI operating earnings (after variable comp)	62.1	33.2	38.7	(15.2)	2.3		121.1
Affiliate key employee distributions	2.1	12.7	6.0	—	—		20.8
Earnings after Affiliate key employee distributions	60.0	20.5	32.7	(15.2)	2.3		100.3
Net interest expense	—	—	—	(11.2)	(3.5)	(d)	(14.7)
Net investment income	—	—	—	—	11.3	(e)	11.3
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(24.5)	(e)	(24.5)
Income tax expense	—	—	—	(19.6)	(1.3)	(f)	(20.9)
Economic net income	$60.0	$20.5	$32.7	$(46.0)	$(15.7)		$51.5

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the six months ended June 30, 2019 (in millions):

	Six Months Ended June 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$184.2	$88.3	$137.6	$0.2	$4.0	(a)	$414.3

ENI operating expenses	79.6	33.3	41.4	17.2	(0.7)	(b)	170.8
Earnings before variable compensation	104.6	55.0	96.2	(17.0)	4.7		243.5
Variable compensation	38.7	20.2	32.6	5.6	4.6	(c)	101.7
ENI operating earnings (after variable comp)	65.9	34.8	63.6	(22.6)	0.1		141.8
Affiliate key employee distributions	2.6	12.1	12.5	—	—		27.2
Earnings after Affiliate key employee distributions	63.3	22.7	51.1	(22.6)	0.1		114.6
Net interest expense	—	—	—	(9.7)	(4.7)	(d)	(14.4)
Net investment income	—	—	—	—	18.2	(e)	18.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(2.0)	(e)	(2.0)
Income tax expense	—	—	—	(24.6)	(11.1)	(f)	(35.7)
Economic net income	$63.3	$22.7	$51.1	$(56.9)	$0.5		$80.7

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
Reconciling Adjustments:
(a)Adjusted to exclude earnings from equity-accounted Affiliate, which are included in U.S. GAAP investment income, and to include consolidated Funds revenues and the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.
(b)Adjusted to include non-cash amortization expense for pre-acquisition employee equity, non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, goodwill impairment and amortization of acquired intangible assets, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.
(c)Adjusted to include restructuring costs and the impact of a one-time compensation arrangement entered into during the first quarter of 2020 that includes advances against future compensation payments, which are included in U.S. GAAP compensation expense.
(d)Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
(e)Adjusted to include net investment income (loss), net income (loss) attributable to non-controlling interests in consolidated Funds, and the gain on disposal of discontinued operations, all of which are included in U.S. GAAP net income attributable to controlling interests.
(f)Adjusted to include the impact of amortization of goodwill and acquired intangibles. Also adjusted to include tax expense or benefits relating to uncertain tax positions, the tax impact of certain ENI adjustments and other unusual items that are not included in current operating results for ENI purposes.
Management fee revenue by principal geographic area is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$128.7	$154.9	$261.8	$311.2
Non-U.S.	42.0	51.0	87.4	102.2
Management fee revenue	$170.7	$205.9	$349.2	$413.4

15) Related Party Transactions
Certain Affiliates have provided loans to Affiliate employees. At June 30, 2020 and December 31, 2019 the balance of the loans to Affiliate employees was $11.8 million and $16.1 million, respectively. These loans will be repaid by 2022.

16) Subsequent Events
On July 24, 2020, BrightSphere Inc., a Delaware corporation and wholly owned subsidiary of the Company, entered into a Purchase Agreement (the “CR Purchase Agreement”) with Copper Rock Capital Partners LLC (“Copper Rock”), an Affiliate within the Liquid Alpha segment, and Spouting Rock Asset Management LLC (“Spouting Rock”). Pursuant to the CR Purchase Agreement, Spouting Rock has purchased all of BrightSphere Inc.’s equity interests in Copper Rock. The consummation of the transaction did not have a significant impact on the Condensed Consolidated Financial Statements of the Company.
On July 26, 2020, the Company, through its subsidiaries BrightSphere Intermediary (BHMS) LLC (the “Seller”), BHMS Investment GP LLC (“BHMS GP”), BHMS Investment Holdings LP (“BHMS LP”), and Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”), an Affiliate within the Liquid Alpha segment, entered into an Equity Purchase Agreement (the “BHMS Purchase Agreement”) with Perpetual US Holdings Company Inc. (“Perpetual”), pursuant to which Perpetual agreed to purchase all of the Company’s interests in Barrow Hanley in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. Barrow Hanley comprised $17.5 million of the Company’s net income attributable to controlling interests of $51.5 million for the six months ended June 30, 2020. The transaction is expected to close during fourth quarter of 2020.

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
Our MD&A is presented in five sections:
•Overview provides a brief description of our segments and underlying Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate, strategy, client type and location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2020 and 2019, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2020 and 2019 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.
•Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Adjusted EBITDA; Future Capital Needs; Borrowings and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.
•Critical Accounting Policies and Estimates provides a discussion of the key accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition. These accounting policies and estimates require complex management judgment regarding matters that are highly uncertain at the time the policies were applied and estimates were made.

Overview
We are a diversified, global asset management company headquartered in Boston, Massachusetts. We operate our business through three business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.
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

Our Affiliates within each business segment and their principal strategies include:
Quant & Solutions
◦Acadian Asset Management LLC (“Acadian”)(1)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies.
Alternatives
◦Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.
◦Campbell Global, LLC (“Campbell Global”)—a leading sustainable forestry and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.
Liquid Alpha
◦Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”)(2)—a widely recognized value-oriented investment manager of U.S., international and global equities, fixed income and a range of balanced investment management strategies.
◦Copper Rock Capital Partners LLC (“Copper Rock”)(2)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.
◦Thompson, Siegel & Walmsley LLC (“TSW”)(1)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.
◦Investment Counselors of Maryland, LLC (“ICM”)(3)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

(1)Certain smaller Acadian strategies are included in Alternatives and certain TSW strategies are included in Quant & Solutions where the classification is more appropriate.
(2)In July 2020, we announced the divestiture of Barrow Hanley and Copper Rock, see "Recent Developments" herein.
(3)Accounted for under the equity method of accounting.
        Recent Developments
Divestiture of Barrow Hanley and Copper Rock
On July 24, 2020, BrightSphere Inc., a Delaware corporation and wholly owned subsidiary of the Company, entered into a Purchase Agreement (the “CR Purchase Agreement”) with Copper Rock Capital Partners LLC (“Copper Rock”) and Spouting Rock Asset Management LLC (“Spouting Rock”). Pursuant to the CR Purchase Agreement, Spouting Rock has purchased all of BrightSphere Inc.’s equity interests in Copper Rock. The consummation of the transaction did not have a significant impact on the Condensed Consolidated Financial Statements of the Company.
On July 26, 2020, the Company, through its subsidiaries BrightSphere Intermediary (BHMS) LLC (the “Seller”), BHMS Investment GP LLC, (“BHMS GP”), BHMS Investment Holdings LP (“BHMS LP”), and Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”), entered into an Equity Purchase Agreement (the “BHMS Purchase Agreement”) with Perpetual, pursuant to which Perpetual agreed to purchase all of Company’s interests in Barrow Hanley in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. The transaction is expected to close during fourth quarter of 2020.

COVID-19 Impact
Beginning in the first quarter of 2020, the outbreak of COVID-19 had a significant impact on the global economy and the financial and securities markets, which will likely to continue for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. We continue to monitor the economic uncertainty and market volatility related to COVID-19, which has impacted the investment management industry in which we and our Affiliates operate. The extent of the impact on our business operations and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted. See Item 1A to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 11, 2020.
        The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees for the three months ended June 30, 2020 are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $18.0 billion, or 10% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, it excludes reimbursement of certain costs we paid on behalf of our customers and includes our share of earnings from equity-accounted Affiliates.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2020 and 2019:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
U.S. GAAP Basis
Revenue	$174.7	$207.1	$(32.4)	$357.3	$414.3	$(57.0)
Pre-tax income from continuing operations attributable to controlling interests	26.2	42.1	(15.9)	72.4	116.4	(44.0)
Net income from continuing operations attributable to controlling interests	18.9	28.0	(9.1)	51.5	80.7	(29.2)
Net income attributable to controlling interests	18.9	28.0	(9.1)	51.5	80.7	(29.2)
U.S. GAAP operating margin(1)	15.0%	22.5%	(750) bps	28.1%	27.7%	41 bps
Earnings per share, basic ($)	$0.23	$0.31	$(0.08)	$0.62	$0.85	$(0.23)
Earnings per share, diluted ($)	$0.23	$0.31	$(0.08)	$0.62	$0.85	$(0.23)
Basic shares outstanding (in millions)	80.4	91.5	(11.1)	82.8	94.6	(11.8)
Diluted shares outstanding (in millions)	80.4	91.5	(11.1)	82.8	94.7	(11.9)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$172.5	$204.6	$(32.1)	$353.1	$410.3	$(57.2)
Pre-tax economic net income(5)	42.5	53.2	(10.7)	86.8	104.8	(18.0)
Adjusted EBITDA	53.9	63.4	(9.5)	110.1	122.3	(12.2)
ENI operating margin(6)	34.3%	35.8%	(152) bps	33.6%	34.5%	(89) bps
Economic net income(7)	32.9	41.0	(8.1)	67.2	80.2	(13.0)
ENI diluted EPS ($)	$0.41	$0.45	$(0.04)	$0.81	$0.85	$(0.04)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$181.0	$225.0	$(44.0)	$181.0	$225.0	$(44.0)
Net client cash flows (in billions)(8)	(1.7)	(1.1)	(0.6)	(0.7)	(1.4)	0.7
Annualized revenue impact of net flows (8)(9)	(13.4)	(7.8)	(5.6)	(13.6)	(8.2)	(5.4)

(1)U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes restructuring costs at the Center and Affiliates of $3.0 million and $3.4 million, costs associated with the transfer of an insurance policy from our former Parent of $0.3 million and $0.6 million and costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments of $4.7 million and $10.7 million for the three and six ended June 30, 2020, respectively. Excludes restructuring costs at the Center of $0.5 million and $4.5 million and costs associated with the redomicile to the U.S. of $0.8 million and $1.1 million for the three and six months ended June 30, 2019, respectively.
(4)ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.
(5)Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. ENI operating earnings is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. The ENI operating margin corresponds to our U.S. GAAP operating margin, excluding the effect of consolidated Funds.
(7)Economic net income is the ENI measure which is most directly comparable to U.S. GAAP net income from continuing operations attributable to controlling interests.
(8)Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.
(9)Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distribution. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including equity-accounted Affiliate. In addition, reinvested income and distribution for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Assets Under Management" herein.
Assets Under Management
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2020	December 31, 2019
Acadian Asset Management	$92.4	$102.2
Barrow, Hanley, Mewhinney & Strauss(1)	44.1	51.7
Campbell Global	4.9	4.8
Copper Rock Capital Partners(1)	1.7	3.9
Investment Counselors of Maryland	2.0	2.4
Landmark Partners	18.4	18.3
Thompson, Siegel & Walmsley	17.5	21.1
Total assets under management	$181.0	$204.4

(1)In July 2020, we announced the divestiture of Barrow Hanley and Copper Rock, see "Recent Developments" herein.

Our strategies include:
i.U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;
ii.Global / non-U.S. equity, which includes global and international equities including emerging markets;
iii.Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and
iv.Alternatives, which consist of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2020	December 31, 2019
U.S. equity, small/smid cap value	$4.8	$6.0
U.S. equity, mid cap value	4.0	5.3
U.S. equity, large cap value	24.3	30.2
U.S. equity, core/blend	1.8	1.9
Total U.S. equity	34.9	43.4
Global equity	36.2	40.3
International equity	49.9	54.9
Emerging markets equity	23.0	28.7
Total global / non-U.S. equity	109.1	123.9
Fixed income	12.9	13.3
Alternatives	24.1	23.8
Total assets under management	$181.0	$204.4

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
Sub-advisory	$34.5	19.1%	$40.5	19.8%
Corporate/Union	33.5	18.5%	38.6	18.9%
Public/Government	70.3	38.8%	75.2	36.8%
Endowment/Foundation	4.3	2.4%	5.3	2.6%
OM plc Group	1.8	1.0%	2.1	1.0%
Commingled Trust/UCITS	26.4	14.6%	30.8	15.1%
Mutual Fund	1.8	1.0%	2.2	1.1%
Other	8.4	4.6%	9.7	4.7%
Total assets under management	$181.0		$204.4

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
U.S.	$132.1	73.0%	$148.4	72.6%
Europe	17.3	9.5%	20.1	9.8%
Asia	11.2	6.2%	12.4	6.1%
Australia	7.7	4.3%	9.4	4.6%
Other	12.7	7.0%	14.1	6.9%
Total assets under management	$181.0		$204.4

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
In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including equity-accounted Affiliate. In addition, reinvested income and distributions for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2020	2019	2020	2019
Quant & Solutions
Beginning balance	$79.0	$95.1	$101.9	$85.2
Gross inflows	3.3	2.5	7.0	7.6
Gross outflows	(3.7)	(2.2)	(6.8)	(5.5)
Reinvested income and distributions	0.7	0.7	1.6	1.4
Net flows(1)	0.3	1.0	1.8	3.5
Market appreciation (depreciation)	12.7	1.5	(11.7)	8.9
Ending balance	$92.0	$97.6	$92.0	$97.6
Average AUM(2)	$86.9	$95.6	$91.5	$93.6

Alternatives
Beginning balance	$24.3	$24.0	$23.8	$23.8
Gross inflows	0.1	0.3	0.8	0.7
Gross outflows	(0.1)	(0.4)	(0.2)	(0.6)
Net flows(1)	—	(0.1)	0.6	0.1
Market appreciation (depreciation)	—	(0.2)	—	(0.1)
Realizations and other(3)	(0.2)	(0.2)	(0.3)	(0.3)
Ending balance	$24.1	$23.5	$24.1	$23.5
Average AUM(2)	$24.3	$23.8	$24.1	$23.8

Liquid Alpha(4)
Beginning balance	$58.5	$103.2	$78.7	$97.3
Gross inflows	2.4	2.3	5.2	3.7
Gross outflows	(4.9)	(5.2)	(9.2)	(10.3)
Reinvested income and distributions	0.5	0.9	0.9	1.6
Net flows(1)	(2.0)	(2.0)	(3.1)	(5.0)
Market appreciation (depreciation)	8.4	2.7	(10.7)	11.6
Ending balance	$64.9	$103.9	$64.9	$103.9
Average AUM	$63.2	$102.7	$68.4	$102.3
Average AUM of consolidated Affiliates	$61.3	$100.5	$66.4	$100.2

Total
Beginning balance	$161.8	$222.3	$204.4	$206.3
Gross inflows	5.8	5.1	13.0	12.0
Gross outflows	(8.7)	(7.8)	(16.2)	(16.4)
Reinvested income and distributions	1.2	1.6	2.5	3.0
Net flows(1)	(1.7)	(1.1)	(0.7)	(1.4)
Market appreciation (depreciation)	21.1	4.0	(22.4)	20.4
Realizations and other(3)	(0.2)	(0.2)	(0.3)	(0.3)
Ending balance	$181.0	$225.0	$181.0	$225.0
Average AUM	$174.4	$222.1	$184.0	$219.7
Average AUM of consolidated Affiliates	$172.5	$219.9	$182.0	$217.6

Annualized basis points: inflows	33.8	36.0	35.3	35.2
Annualized basis points: outflows	42.7	40.0	42.4	36.8
Annualized revenue impact of net flows ($ in millions)(1)	$(13.4)	$(7.8)	$(13.6)	$(8.2)

(1)Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.
(2)Average AUM equals average AUM of consolidated Affiliates.
(3)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.
(4)In July 2020, we announced divestiture of Barrow Hanley and Copper Rock. See “Recent Developments” herein.
We also analyze our asset flows by client type and client location. Our client types include:
i.Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;
ii.Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and
iii.Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sub-advisory
Beginning balance	$30.3	$65.3	$40.5	$61.3
Gross inflows	1.7	1.2	3.8	2.5
Gross outflows	(2.1)	(4.3)	(4.5)	(7.8)
Reinvested income and distributions(1)	0.3	0.5	0.5	0.9
Net flows(2)	(0.1)	(2.6)	(0.2)	(4.4)
Market appreciation (depreciation)	4.3	1.6	(5.8)	7.4
Ending balance	$34.5	$64.3	$34.5	$64.3

Institutional
Beginning balance	$122.6	$145.7	$152.0	$135.1
Gross inflows	3.2	3.6	7.8	8.2
Gross outflows	(5.6)	(3.1)	(10.2)	(7.7)
Reinvested income and distributions(1)	0.9	1.1	1.9	2.0
Net flows(2)	(1.5)	1.6	(0.5)	2.5
Market appreciation (depreciation)	15.4	2.2	(14.9)	12.0
Realizations and other(3)	(0.2)	(0.2)	(0.3)	(0.3)
Ending balance	$136.3	$149.3	$136.3	$149.3

Retail/Other
Beginning balance	$8.9	$11.3	$11.9	$9.9
Gross inflows	0.9	0.3	1.4	1.3
Gross outflows	(1.0)	(0.4)	(1.5)	(0.9)
Reinvested income and distributions(1)	—	—	0.1	0.1
Net flows(2)	(0.1)	(0.1)	—	0.5
Market appreciation (depreciation)	1.4	0.2	(1.7)	1.0
Ending balance	$10.2	$11.4	$10.2	$11.4

Total
Beginning balance	$161.8	$222.3	$204.4	$206.3
Gross inflows	5.8	5.1	13.0	12.0
Gross outflows	(8.7)	(7.8)	(16.2)	(16.4)
Reinvested income and distributions(1)	1.2	1.6	2.5	3.0
Net flows(2)	(1.7)	(1.1)	(0.7)	(1.4)
Market appreciation (depreciation)	21.1	4.0	(22.4)	20.4
Realizations and other(3)	(0.2)	(0.2)	(0.3)	(0.3)
Ending balance	$181.0	$225.0	$181.0	$225.0

(1)Reinvested income and distributions is allocated based on consolidated total distribution rate multiplied by the beginning of period AUM of each client type.
(2)Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(3)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.
It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.
Beginning balance	$118.1	$168.1	$148.4	$156.8
Gross inflows	4.3	3.7	9.6	7.6
Gross outflows	(6.4)	(6.2)	(11.3)	(12.2)
Reinvested income and distributions(1)	0.9	1.2	1.8	2.3
Net flows(2)	(1.2)	(1.3)	0.1	(2.3)
Market appreciation (depreciation)	15.3	3.2	(16.2)	15.6
Realizations and other(3)	(0.1)	(0.1)	(0.2)	(0.2)
Ending balance	$132.1	$169.9	$132.1	$169.9

Non-U.S.
Beginning balance	$43.7	$54.2	$56.0	$49.5
Gross inflows	1.5	1.4	3.4	4.4
Gross outflows	(2.3)	(1.6)	(4.9)	(4.2)
Reinvested income and distributions(1)	0.3	0.4	0.7	0.7
Net flows(2)	(0.5)	0.2	(0.8)	0.9
Market appreciation (depreciation)	5.8	0.8	(6.2)	4.8
Realizations and other(3)	(0.1)	(0.1)	(0.1)	(0.1)
Ending balance	$48.9	$55.1	$48.9	$55.1

Total
Beginning balance	$161.8	$222.3	$204.4	$206.3
Gross inflows	5.8	5.1	13.0	12.0
Gross outflows	(8.7)	(7.8)	(16.2)	(16.4)
Reinvested income and distributions(1)	1.2	1.6	2.5	3.0
Net flows(2)	(1.7)	(1.1)	(0.7)	(1.4)
Market appreciation (depreciation)	21.1	4.0	(22.4)	20.4
Realizations and other(3)	(0.2)	(0.2)	(0.3)	(0.3)
Ending balance	$181.0	$225.0	$181.0	$225.0

(1)Reinvested income and distributions is allocated based on consolidated distribution total rate multiplied by the beginning of period AUM of each client location.
(2)Net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations.

(3)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing base on committed AUM to net asset value.
At June 30, 2020, our total assets under management were $181.0 billion, an increase of $19.2 billion, or 11.9%, compared to $161.8 billion at March 31, 2020 and a decrease of $(44.0) billion, or (19.6)%, compared to $225.0 billion at June 30, 2019. The change in assets under management during the three months ended June 30, 2020 reflects net market appreciation of $21.1 billion from the second quarter market recovery, partially offset by net flows of $(1.7) billion. The change in assets under management during the six months ended June 30, 2020 reflects net market depreciation of $(22.4) billion, driven by the COVID-19 pandemic that caused significant market disruption in the first quarter of 2020, realizations and other of $(0.3) billion, and net flows of $(0.7) billion including reinvested income and distributions of $2.5 billion.
For the three months ended June 30, 2020, our net flows were $(1.7) billion compared to $1.0 billion for the three months ended March 31, 2020 and $(1.1) billion for the three months ended June 30, 2019. The change in net flows during the three months ended June 30, 2020 compared to the three months ended March 31, 2020 included $(2.1) billion related to Barrow Hanley and Copper Rock. Reinvested income and distributions of $1.2 billion, $1.3 billion and $1.6 billion are reflected in the net flows for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively. For the three months ended June 30, 2020, the annualized revenue impact of the net flows was $(13.4) million. This is compared to the annualized revenue impact of net flows of $(0.2) million for the three months ended March 31, 2020 and $(7.8) million for the three months ended June 30, 2019. Gross inflows of $5.8 billion during the three-month period yielded approximately 34 bps, and gross outflows in the same period of $(8.7) billion yielded approximately 43 bps.
For the six months ended June 30, 2020, our net flows were $(0.7) billion compared to $(1.4) billion for the six months ended June 30, 2019. The improvement in net flows during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly impacted by higher gross sales. The change in net flows during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 included $(2.6) billion related to Barrow Hanley and Copper Rock. Reinvested income and distributions of $2.5 billion, and $3.0 billion are reflected in the net flows for the six months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020, the annualized revenue impact of the net flows was $(13.6) million compared to $(8.2) million for the six months ended June 30, 2019 due to average basis points from inflows which included managed volatility strategies that were lower than average basis points from outflows. Gross inflows of $13.0 billion in the six months ended June 30, 2020 yielded approximately 35 bps compared to $12.0 billion yielding approximately 35 bps in the year-ago period. Gross outflows of $(16.2) billion yielded approximately 42 bps in the six months ended June 30, 2020 compared to $(16.4) billion yielding approximately 37 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$170.7	$205.9	$(35.2)	$349.2	$413.4	$(64.2)
Performance fees	0.3	(2.2)	2.5	1.3	(5.0)	6.3
Other revenue	2.0	1.5	0.5	3.6	2.9	0.7
Consolidated Funds’ revenue	1.7	1.9	(0.2)	3.2	3.0	0.2
Total revenue	174.7	207.1	(32.4)	357.3	414.3	(57.0)
Compensation and benefits	116.9	123.7	(6.8)	174.3	224.8	(50.5)
General and administrative expense	24.5	31.1	(6.6)	52.2	63.6	(11.4)
Impairment of goodwill	—	—	—	16.4	—	16.4
Amortization of acquired intangibles	1.9	1.7	0.2	3.5	3.3	0.2
Depreciation and amortization	5.1	4.0	1.1	10.4	7.8	2.6
Consolidated Funds’ expense	0.1	—	0.1	0.2	0.2	—
Total operating expenses	148.5	160.5	(12.0)	257.0	299.7	(42.7)
Operating income	26.2	46.6	(20.4)	100.3	114.6	(14.3)
Investment income (loss)	6.6	2.1	4.5	(7.1)	9.1	(16.2)
Interest income	0.2	0.3	(0.1)	0.5	1.4	(0.9)
Interest expense	(7.4)	(8.8)	1.4	(15.2)	(15.8)	0.6
Net consolidated Funds’ investment gains (losses)	35.6	(4.5)	40.1	18.4	9.1	9.3
Income from continuing operations before taxes	61.2	35.7	25.5	96.9	118.4	(21.5)
Income tax expense	7.3	14.1	(6.8)	20.9	35.7	(14.8)
Income from continuing operations	53.9	21.6	32.3	76.0	82.7	(6.7)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	—	—
Net income	53.9	21.6	32.3	76.0	82.7	(6.7)
Net income (loss) attributable to non-controlling interests in consolidated Funds	35.0	(6.4)	41.4	24.5	2.0	22.5
Net income attributable to controlling interests	$18.9	$28.0	$(9.1)	$51.5	$80.7	$(29.2)

Basic earnings per share ($)	$0.23	$0.31	$(0.08)	$0.62	$0.85	$(0.23)
Diluted earnings per share ($)	0.23	0.31	(0.08)	0.62	0.85	(0.23)
Weighted average shares of common stock outstanding—basic	80.4	91.5	(11.1)	82.8	94.6	(11.8)
Weighted average shares of common stock outstanding—diluted	80.4	91.5	(11.1)	82.8	94.7	(11.9)

U.S. GAAP operating margin(1)	15.0%	22.5%		28.1%	27.7%	41 bps

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2020	2019	2020	2019
Net income attributable to controlling interests	$18.9	$28.0	$51.5	$80.7
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—	—	—
Net income from continuing operations attributable to controlling interests	18.9	28.0	51.5	80.7
Add: Income tax expense	7.3	14.1	20.9	35.7
Pre-tax income from continuing operations attributable to controlling interests	$26.2	$42.1	$72.4	$116.4
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;
iii.other revenue, consisting primarily of consulting services as well as reimbursement of certain Fund expenses our Affiliates paid on behalf of our Funds; and
iv.revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 39.8 bps and 38.6 bps for the three and six months ended June 30, 2020, respectively, and 37.5 bps and 38.3 bps for the three and six months ended June 30, 2019, respectively. The most significant driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain segments, net catch-up fees, or disproportionate market movements.

Our average basis points by segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
Quant & Solutions	82.2	38	93.6	39	$167.4	37	$184.1	40
Alternatives	$41.8	69	$43.5	73	83.2	69	87.3	74
Liquid Alpha	46.7	31	68.8	27	98.6	30	142.0	29
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$170.7	39.8	$205.9	37.5	$349.2	38.6	$413.4	38.3
Average AUM excluding equity-accounted Affiliates	$172.5		$219.9		$182.0		$217.6
Average AUM including equity-accounted Affiliates & weighted average fee rate	$174.4	40	$222.1	37.7	$184.0	38.8	$219.7	38.5

(1)Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Management fees decreased $(35.2) million, or (17.1)%, from $205.9 million for the three months ended June 30, 2019 to $170.7 million for the three months ended June 30, 2020. The decrease was primarily due to lower levels of average assets under management, which is attributable to outflows in the last twelve months and market decline in the first quarter of 2020. Average assets under management excluding our equity-accounted Affiliate decreased (21.6)%, from $219.9 billion for the three months ended June 30, 2019 to $172.5 billion for the three months ended June 30, 2020, mainly due to the equity market decline during the first quarter of 2020 driven by the COVID-19 pandemic and the impact of the $(22.8) billion reallocation of several Vanguard subadvisory strategies in the fourth quarter of 2019.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Management fees decreased $(64.2) million, or (15.5)%, from $413.4 million for the six months ended June 30, 2019 to $349.2 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in average assets under management. Average assets under management excluding equity-accounted Affiliate decreased (16.4)%, from $217.6 billion for the six months ended June 30, 2019 to $182.0 billion for the six months ended June 30, 2020, mainly due to the equity market decline during the six months ended June 30, 2020 driven by the COVID-19 pandemic and the impact of the $(22.8) billion reallocation of several Vanguard subadvisory strategies in the fourth quarter of 2019.

Performance Fees
Approximately $18.0 billion, or 10% of our AUM in consolidated Affiliates, were in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Performance fees improved $2.5 million, from $(2.2) million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Performance fees improved $6.3 million, from $(5.0) million for the six months ended June 30, 2019 to $1.3 million for the six months ended June 30, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of June 30, 2020.
Other Revenue
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Other revenue increased $0.5 million, from $1.5 million for the three months ended June 30, 2019 to $2.0 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase in consulting performed by an Affiliate for three months ended June 30, 2020.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Other revenue increased $0.7 million, from $2.9 million for the six months ended June 30, 2019 to $3.6 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase in consulting performed by an Affiliate for the six months ended June 30, 2020.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, revaluation of key employee owned Affiliate equity and profit interests, and the amortization of pre-acquisition employee equity;
ii.general and administrative expenses;
iii.impairment of goodwill;
iv.amortization of acquired intangible assets;
v.depreciation and amortization charges; and
vi.expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Fixed compensation and benefits(1)	$43.9	$48.4	$91.5	$99.2
Sales-based compensation(2)	2.1	3.1	4.2	5.8
Variable compensation(3)	47.1	49.0	93.2	101.7
Affiliate key employee distributions(4)	11.0	13.8	20.8	27.2
Non-cash Affiliate key employee equity revaluations(5)	10.9	7.1	(38.4)	(13.0)
Amortization of pre-acquisition employee equity(6)	1.9	2.3	3.0	3.9
Total U.S. GAAP compensation and benefits expense	$116.9	$123.7	$174.3	$224.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2020, $42.8 million and $89.4 million, respectively, of fixed compensation and benefits (of the $43.9 million and $91.5 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and six months ended June 30, 2019, $47.3 million and $97.0 million, respectively, of fixed compensation and benefits (of the $48.4 million and $99.2 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
(2)Sales-based compensation is paid to our and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.
(3)Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cash variable compensation	$43.0	$44.6	$84.9	$91.4
Non-cash equity-based award amortization	4.1	4.4	8.3	10.3
Total variable compensation(a)	$47.1	$49.0	$93.2	$101.7

(a)For the three and six months ended June 30, 2020, $39.4 million and $79.1 million, respectively, of variable compensation expense (of the $47.1 million and $93.2 million above) are included within economic net income, which excludes $3.0 million and $3.4 million of variable compensation associated with restructuring at an Affiliate and $4.7 million and $10.7 million of a one-time compensation arrangement entered into that includes advances against future compensation payments. For the three and six months ended June 30, 2019, $48.4 million and $97.1 million, respectively, of variable compensation expense (of the $49.0 million and $101.7 million above) are included within economic net income, which excludes $0.5 million and $4.5 million, respectively, of variable compensation associated with restructuring at the Center.
(4)Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.
(5)Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of twelve-month earnings and as such a liability is carried on our balance sheet based on the expected cash to be paid. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period.
(6)Amortization of pre-acquisition employee equity represents amortization of the value of employee equity owned prior to the acquisition of Landmark. This is included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Compensation and benefits expense decreased $(6.8) million, or (5.5)%, from $123.7 million for the three months ended June 30, 2019 to $116.9 million for the three months ended June 30, 2020. Fixed compensation and benefits decreased $(4.5) million, or (9.3)%, from $48.4 million for the three months ended June 30, 2019 to $43.9 million for the three months ended June 30, 2020, primarily reflecting cost savings from the restructuring at the Center and the Affiliates. Variable compensation decreased $(1.9) million, or (3.9)%, from $49.0 million for the three months ended June 30, 2019 to $47.1 million for the three months ended June 30, 2020. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center. Sales-based compensation decreased $(1.0) million, or (32.3)%, from $3.1 million for the three months ended June 30, 2019 to $2.1 million for the three months ended June 30, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(2.8) million, or (20.3)%, from $13.8 million for the three months ended June 30, 2019 to $11.0 million for the three months ended June 30, 2020 as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate equity increased by $3.8 million reflecting revaluations of key employee ownership interests at our consolidated Affiliates as the value of Affiliate equity increased $7.1 million for the three months ended June 30, 2019 and increased $10.9 million for the three months ended June 30, 2020. Amortization of pre-acquisition equity decreased by $(0.4) million from $2.3 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020 as a result of the vesting of the employee equity.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Compensation and benefits expense decreased $(50.5) million, or (22.5)%, from $224.8 million for the six months ended June 30, 2019 to $174.3 million for the six months ended June 30, 2020. Fixed compensation and benefits decreased $(7.7) million, or (7.8)%, from $99.2 million for the six months ended June 30, 2019 to $91.5 million for the six months ended June 30, 2020, primarily reflecting cost savings from the restructuring at the Center and Affiliates. Variable compensation decreased $(8.5) million, or (8.4)%, from $101.7 million for the six months ended June 30, 2019 to $93.2 million for the six months ended June 30, 2020. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center and Affiliates. Sales-based compensation decreased $(1.6) million, or (27.6)%, from $5.8 million for the six months ended June 30, 2019 to $4.2 million for the six months ended June 30, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(6.4) million, or (23.5)%, from $27.2 million for the six months ended June 30, 2019 to $20.8 million for the six months ended June 30, 2020, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate equity decreased by $(25.4) million, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(13.0) million for the six months ended June 30, 2019 and decreased $(38.4) million for the six months ended June 30, 2020. Amortization of pre-acquisition equity decreased $(0.9) million, or (23.1)% from $3.9 million for the six months ended June 30, 2019 to $3.0 million for the six months ended June 30, 2020, as a result of the vesting of the employee equity.
General and Administrative Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: General and administrative expense decreased $(6.6) million, or (21.2)%, from $31.1 million for the three months ended June 30, 2019 to $24.5 million for the three months ended June 30, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: General and administrative expense decreased $(11.4) million, or (17.9)%, from $63.6 million for the six months ended June 30, 2019 to $52.2 million for the six months ended June 30, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates.

Impairment of Goodwill
Three months ended June 30, 2020 compared to three months ended June 30, 2019: No goodwill impairment charge was recorded for the three months ended June 30, 2019 and 2020.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Impairment of goodwill was $0.0 million for the six months ended June 30, 2019 and $16.4 million for the six months ended June 30, 2020. The increase was the result of an impairment charge recorded for the Copper Rock reporting unit in the six months ended June 30, 2020. In the first half of 2020, we performed a quantitative impairment test of Copper Rock due to the decline in assets under management during the period. The fair value of the Copper Rock reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $16.4 million for the six months ended June 30, 2020.
Amortization of Acquired Intangibles Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Amortization of acquired intangibles expense increased $0.2 million, or 11.8%, from $1.7 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020. This account primarily reflects the amortization of intangible assets acquired in the Copper Rock and Landmark transactions.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Amortization of acquired intangibles expense increased $0.2 million, or 6.1%, from $3.3 million for the six months ended June 30, 2019 to $3.5 million for the six months ended June 30, 2020. This account primarily reflects the amortization of intangible assets acquired in the Copper Rock and Landmark transactions.
Depreciation and Amortization Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Depreciation and amortization expense increased $1.1 million, or 27.5%, from $4.0 million for the three months ended June 30, 2019 to $5.1 million for the three months ended June 30, 2020. The increase was primarily due to additional software and technology investments in the business.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Depreciation and amortization expense increased $2.6 million, or 33.3%, from $7.8 million for the six months ended June 30, 2019 to $10.4 million for the six months ended June 30, 2020. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income; and
iii.interest expense.
Investment Income
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Investment income increased $4.5 million, from $2.1 million for the three months ended June 30, 2019 to $6.6 million for the three months ended June 30, 2020, reflecting an increase in returns generated by seed capital investments as the market recovered from declines in the first quarter of 2020.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Investment income decreased $(16.2) million from $9.1 million for the six months ended June 30, 2019 to $(7.1) million for the six months ended June 30, 2020. The decrease is primarily due to unrealized losses on seed investments driven by the market decline in the first quarter of 2020, which was partially offset by unrealized gains in the second quarter of 2020 as the market recovered.
Interest Income

Three months ended June 30, 2020 compared to three months ended June 30, 2019: Interest income decreased $(0.1) million, from $0.3 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020. The decrease was due to decreases in short-term investment returns in the quarter.

Six months ended June 30, 2020 compared to six months ended June 30, 2019: Interest income decreased $(0.9) million, from $1.4 million for the six months ended June 30, 2019 to $0.5 million for the six months ended June 30, 2020. The decrease was due to lower average cash balances and decreases in short-term investment returns in 2020.
Interest Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Interest expense decreased $(1.4) million, or (15.9)%, from $8.8 million for the three months ended June 30, 2019 to $7.4 million for the three months ended June 30, 2020, reflecting a lower balance drawn on the non-recourse seed capital and revolving credit facilities in the current quarter.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Interest expense decreased $(0.6) million, or (3.8)%, from $15.8 million for the six months ended June 30, 2019 to $15.2 million for the six months ended June 30, 2020, primarily reflecting a lower balance drawn on the non-recourse seed capital and revolving credit facilities in the current year.

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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains numerous income tax provisions including some that are expected to be effective retroactively.  Our Condensed Consolidated Balance Sheet reflects the benefit of a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020.  This provision will allow the Company to utilize more deferred tax assets. We have assessed the CARES Act and at this time do not expect any other provisions of the CARES Act to have a material impact to the financial statements.
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Income tax expense decreased $(6.8) million, from $14.1 million for the three months ended June 30, 2019 to $7.3 million for the three months ended June 30, 2020. The decrease relates primarily to decreases in income from continuing operations before tax attributable to controlling interests and a decrease in expense attributable to uncertain tax positions.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Income tax expense decreased $(14.8) million, from $35.7 million for the six months ended June 30, 2019 to $20.9 million for the six months ended June 30, 2020. The decrease was primarily due to the decrease in income from continuing operations before tax attributable to controlling interests and a decrease in expense attributable to adjustments for uncertain tax positions.
U.S. GAAP Consolidated Funds
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Consolidated Funds’ revenue decreased $(0.2) million, from $1.9 million for the three months ended June 30, 2019 to $1.7 million for the three months ended June 30, 2020. Consolidated Funds’ expense increased $0.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Net consolidated Funds’ investment gain (loss) increased $40.1 million from $(4.5) million for the three months ended June 30, 2019 to $35.6 million for the three months ended June 30, 2020 due to market appreciation in the second quarter of 2020. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Consolidated Funds’ revenue increased $0.2 million, from $3.0 million for the six months ended June 30, 2019 to $3.2 million for the six months ended June 30, 2020. Consolidated Funds’ expense remained unchanged at $0.2 million for the three and six months ended June 30, 2019 and 2020. Net consolidated Funds’ investment gain (loss) increased $9.3 million, from $9.1 million for the six months ended June 30, 2019 to $18.4 million for the six months ended June 30, 2020. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2020 and 2019. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Numerator: Operating income	$26.2	$46.6	$100.3	$114.6
Denominator: Total revenue	$174.7	$207.1	$357.3	$414.3
U.S. GAAP operating margin(1)	15.0%	22.5%	28.1%	27.7%

Numerator: Total operating expenses(2)	$148.4	$160.5	$256.8	$299.5
Denominator: Management fee revenue	$170.7	$205.9	$349.2	$413.4
U.S. GAAP operating expense / management fee revenue(3)	86.9%	78.0%	73.5%	72.4%

Numerator: Variable compensation	$47.1	$49.0	$93.2	$101.7
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$82.7	$107.5	$211.3	$240.7
U.S. GAAP variable compensation ratio(3)	57.0%	45.6%	44.1%	42.3%

Numerator: Affiliate key employee distributions	$11.0	$13.8	$20.8	$27.2
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$35.6	$58.5	$118.1	$139.0
U.S. GAAP Affiliate key employee distributions ratio(3)	30.9%	23.6%	17.6%	19.6%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 14.2% for the three months ended June 30, 2020, 21.8% for the three months ended June 30, 2019, 27.5% for the six months ended June 30, 2020, and 27.2% or the six months ended June 30, 2019.
(2)Excludes consolidated Funds expense of $0.1 million for the three months ended June 30, 2020, $0.0 million for the three months ended June 30, 2019, $0.2 million for the six months ended June 30, 2020 and $0.2 million for the six months ended June 30, 2019.
(3)Excludes the effect of Funds consolidation for the three and six months ended June 30, 2020 and 2019.
(4)Excludes consolidated Funds revenue of $1.7 million for the three months ended June 30, 2020, $1.9 million for the three months ended June 30, 2019, $3.2 million for the six months ended June 30, 2020 and $3.0 million for the six months ended June 30, 2019.

(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Operating income	$26.2	$46.6	$100.3	$114.6
Affiliate key employee distributions	11.0	13.8	20.8	27.2
Operating income of consolidated Funds	(1.6)	(1.9)	(3.0)	(2.8)
Operating income before Affiliate key employee distributions	35.6	58.5	118.1	139.0
Variable compensation	47.1	49.0	93.2	101.7
Operating income before variable compensation and Affiliate key employee distributions	$82.7	$107.5	$211.3	$240.7
Effects of Inflation
For the three and six months ended June 30, 2020 and 2019, inflation did not have a material effect on our consolidated results of operations.

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

To calculate economic net income, we re-categorize certain line items on our Condensed Consolidated Statements of Operations to reflect the following:
•We exclude the effect of Funds consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our stockholders.
•We include within management fee revenue any fees paid to Affiliates by consolidated Funds, which are viewed as investment income under U.S. GAAP.
•We include our share of earnings from our equity-accounted Affiliate within other income in ENI revenue, rather than investment income.
•We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•We identify separately from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.
•We net the separate revenues and expenses under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the economics of our business.
We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:
i.We exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve-month period.
ii.We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business. We also exclude the amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition, as occurred as a result of the Landmark transaction, where such items have been included in compensation expense as a result of ongoing service requirements for certain employees. Please note that the revaluations related to these acquisition-related items are included in (i) above.
iii.We exclude capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.
iv.We exclude seed capital and co-investment gains, losses and related financing costs. The net returns on these investments are considered and presented separately from ENI because ENI is primarily a measure of our earnings from managing client assets, which therefore differs from earnings generated by our investments in Affiliate products, which can be variable from period to period.
v.We include cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that may not be recognized or have timing differences compared to U.S. GAAP.
vi.We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, restructuring costs incurred in continuing operations, and the impact of a one-time compensation arrangement entered into that includes advances against future contractual compensation payments.
vii.We exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.
We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2020 and 2019
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2020	2019	2020	2019
U.S. GAAP net income attributable to controlling interests		$18.9	$28.0	$51.5	$80.7
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	10.9	7.1	(38.4)	(13.0)
ii.	Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	3.7	4.0	22.9	7.2
iii.	Capital transaction costs	0.3	1.6	0.5	1.6
iv.	Seed/Co-investment (gains) losses and financings(1)	(6.7)	(2.8)	14.6	(13.0)
v.	Tax benefit of goodwill and acquired intangibles deductions	2.3	2.4	4.6	4.7
vi.	Discontinued operations, restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(2)	8.1	1.3	14.8	5.6
vii.	ENI tax normalization	(0.2)	2.4	0.6	3.2
Tax effect of above adjustments, as applicable(3)		(4.4)	(3.0)	(3.9)	3.2
Economic net income		$32.9	$41.0	$67.2	$80.2

(1)The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2020 and 2019 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Seed/Co-investment (gains) losses	$(8.2)	$(5.2)	$11.4	$(17.7)
Financing costs:
Seed/Co-investment average balance	105.2	144.9	113.9	146.3
Blended interest rate*	5.7%	6.1%	5.7%	6.4%
Financing costs	1.5	(2.4)	3.2	(4.7)
Net seed/co-investment (gains) losses and financing	$(6.7)	$(2.8)	$14.6	$(13.0)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.
(2)The three months ended June 30, 2020 includes $3.0 million of restructuring at the Center and Affiliates, $0.3 million associated with the transfer of an insurance policy from our former Parent, and $4.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The six months ended June 30, 2020 includes $3.4 million of restructuring at the Center and Affiliates, $0.6 million associated with the transfer of an insurance policy from our former Parent, and $10.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payment. The three months ended June 30, 2019 includes $0.5 million of restructuring costs at the Center and $0.8 million associated with the redomicile to the U.S. The six months ended June 30, 2019 includes $4.5 million of restructuring costs at the Center and $1.1 million associated with the redomicile to the U.S.
(3)Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring component of line (vi) multiplied by the 27.3% U.S. statutory tax rate (including state tax).
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

        ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP revenue	$174.7	$207.1	$357.3	$414.3
Include investment return on equity-accounted Affiliate	0.6	0.7	1.2	1.3
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.7)	(1.9)	(3.2)	(3.0)
Exclude Fund expenses reimbursed by customers	(1.1)	(1.3)	(2.2)	(2.3)
ENI revenue	$172.5	$204.6	$353.1	$410.3

The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Management fees(1)	$170.7	$205.9	$349.2	$413.4
Performance fees(2)	0.3	(2.2)	1.3	(5.0)
Other income, including equity-accounted Affiliate(3)	1.5	0.9	2.6	1.9
ENI revenue	$172.5	$204.6	$353.1	$410.3

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $0.6 million and $0.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020 and June 30, 2019, our earnings from our equity-accounted Affiliate were $1.2 million and $1.3 million, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP other revenue	$2.0	$1.5	$3.6	$2.9
Earnings from equity-accounted Affiliate	0.6	0.7	1.2	1.3
Exclude Fund expenses reimbursed by customers	(1.1)	(1.3)	(2.2)	(2.3)
ENI other income	$1.5	$0.9	$2.6	$1.9

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP operating expense	$148.5	$160.5	$257.0	$299.7
Less: items excluded from economic net income
Amortization of pre-acquisition employee equity	(1.8)	(2.3)	(3.0)	(3.9)
Non-cash key employee equity and profit interest revaluations	(10.9)	(7.1)	38.4	13.0
Goodwill impairment and amortization of acquired intangible assets	(1.9)	(1.7)	(19.9)	(3.3)
Capital transaction costs	(0.2)	(1.6)	(0.2)	(1.6)
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(8.1)	(1.3)	(14.8)	(5.6)
Fund expenses reimbursed by customers	(1.1)	(1.3)	(2.2)	(2.3)
Funds’ operating expense	(0.1)	—	(0.2)	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(39.4)	(48.4)	(79.1)	(97.1)
Affiliate key employee distributions	(11.0)	(13.8)	(20.8)	(27.2)
ENI operating expense	$74.0	$83.0	$155.2	$171.5

(1)The three months ended June 30, 2020 includes $3.0 million of restructuring at the Center and Affiliates, $0.3 million associated with the transfer of an insurance policy from our former Parent, and $4.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The six months ended June 30, 2020 includes $3.4 million of restructuring at the Center and Affiliates, $0.6 million associated with the transfer of an insurance policy from our former Parent, and $10.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended June 30, 2019 includes $0.5 million of restructuring costs at the Center and $0.8 million associated with the redomicile to the U.S. The six months ended June 30, 2019 includes $4.5 million of restructuring costs at the Center and $1.1 million associated with the redomicile to the U.S.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Fixed compensation & benefits(1)	$42.8	$47.3	$89.4	$97.0
General and administrative expenses(2)	26.1	31.7	55.4	66.7
Depreciation and amortization	5.1	4.0	10.4	7.8
ENI operating expense	$74.0	$83.0	$155.2	$171.5

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2020 and 2019 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Total U.S. GAAP compensation and benefits expense	$116.9	$123.7	$174.3	$224.8
Amortization of pre-acquisition employee equity	(1.8)	(2.3)	(3.0)	(3.9)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(10.9)	(7.1)	38.4	13.0
Sales-based compensation reclassified to ENI general & administrative expenses	(2.1)	(3.1)	(4.2)	(5.8)
Affiliate key employee distributions	(11.0)	(13.8)	(20.8)	(27.2)
Compensation related to restructuring expenses and the impact of a one-time arrangement that includes advances against future compensation payments(a)	(7.8)	(0.5)	(14.0)	(4.5)
Variable compensation	(39.4)	(48.4)	(79.1)	(97.1)
Fund expenses reimbursed by customers	(1.1)	(1.2)	(2.2)	(2.3)
ENI fixed compensation and benefits	$42.8	$47.3	$89.4	$97.0

(a)The three months ended June 30, 2020 includes $3.0 million of restructuring at the Center and Affiliates, $0.3 million associated with the transfer of an insurance policy from our former Parent, and $4.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The six months ended June 30, 2020 includes $3.4 million of restructuring at the Center and Affiliates, $0.6 million associated with the transfer of an insurance policy from our former Parent, and $10.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended June 30, 2019 includes $0.5 million of restructuring costs at the Center and $0.8 million associated with the redomicile to the U.S. The six months ended June 30, 2019 includes $4.5 million of restructuring costs at the Center and $1.1 million associated with the redomicile to the U.S.

(1)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP general and administrative expense	$24.5	$31.1	$52.2	$63.6
Sales-based compensation	2.1	3.1	4.2	5.8
Capital transaction costs	(0.2)	(1.6)	(0.2)	(1.6)
Restructuring costs	(0.3)	(0.9)	(0.8)	(1.1)
ENI general and administrative expense	$26.1	$31.7	$55.4	$66.7
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2020 and 2019. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Numerator: ENI operating earnings(1)	$59.1	$73.2	$118.8	$141.7
Denominator: ENI revenue	$172.5	$204.6	$353.1	$410.3
ENI operating margin(2)	34.3%	35.8%	33.6%	34.5%

Numerator: ENI operating expense	$74.0	$83.0	$155.2	$171.5
Denominator: ENI management fee revenue(3)	$170.7	$205.9	$349.2	$413.4
ENI operating expense ratio(4)	43.4%	40.3%	44.4%	41.5%

Numerator: ENI variable compensation	$39.4	$48.4	$79.1	$97.1
Denominator: ENI earnings before variable compensation(1)(5)	$98.5	$121.6	$197.9	$238.8
ENI variable compensation ratio(6)	40.0%	39.8%	40.0%	40.7%

Numerator: Affiliate key employee distributions	$11.0	$13.8	$20.8	$27.2
Denominator: ENI operating earnings(1)	$59.1	$73.2	$118.8	$141.7
ENI Affiliate key employee distributions ratio(7)	18.6%	18.9%	17.5%	19.2%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP operating income	$26.2	$46.6	$100.3	$114.6
Include earnings from equity-accounted Affiliate	0.6	0.7	1.2	1.3
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	10.9	7.1	(38.4)	(13.0)
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	3.7	4.0	22.9	7.2
Capital transaction costs	0.2	1.6	0.2	1.6
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(a)	8.1	1.3	14.8	5.6
Affiliate key employee distributions	11.0	13.8	20.8	27.2
Variable compensation	39.4	48.4	79.1	97.1
Funds’ operating income	(1.6)	(1.9)	(3.0)	(2.8)
ENI earnings before variable compensation	98.5	121.6	197.9	238.8
Less: ENI variable compensation	(39.4)	(48.4)	(79.1)	(97.1)
ENI operating earnings	59.1	73.2	118.8	141.7
Less: ENI Affiliate key employee distributions	(11.0)	(13.8)	(20.8)	(27.2)
ENI earnings after Affiliate key employee distributions	$48.1	$59.4	$98.0	$114.5

(a)The three months ended June 30, 2020 includes $3.0 million of restructuring at the Center and Affiliates, $0.3 million associated with the transfer of an insurance policy from our former Parent, and $4.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The six months ended June 30, 2020 includes $3.4 million of restructuring at the Center and Affiliates, $0.6 million associated with the transfer of an insurance policy from our former Parent, and $10.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended June 30, 2019 includes $0.5 million of restructuring costs at the Center and $0.8 million associated with the redomicile to the U.S. The six months ended June 30, 2019 includes $4.5 million of restructuring costs at the Center and $1.1 million associated with the redomicile to the U.S.

(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 14.2% for the three months ended June 30, 2020 and 21.8% for the three months ended June 30, 2019.
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
(3)ENI management fee revenue corresponds to U.S. GAAP management fee revenue.
(4)The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation and benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies because in our profit sharing economic model, scale benefits both the Affiliate employees and our stockholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.
(5)ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.
(6)The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.
(7)The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Pre-tax economic net income(1)	$42.5	$53.2	$86.8	$104.8
Intercompany interest expense deductible for U.S. tax purposes	—	(16.4)	—	(33.2)
Taxable economic net income	42.5	36.8	86.8	71.6
Taxes at the U.S. federal and state statutory rates(2)	(11.6)	(10.1)	(23.7)	(19.6)
Other reconciling tax adjustments	2.0	(2.1)	4.1	(5.0)
Tax on economic net income	(9.6)	(12.2)	(19.6)	(24.6)
Add back intercompany interest expense previously excluded	—	16.4	—	33.2
Economic net income	$32.9	$41.0	$67.2	$80.2
Economic net income effective tax rate(3)	22.6%	22.9%	22.6%	23.5%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP interest income	$0.2	$0.3	$0.5	$1.4
U.S. GAAP interest expense	(7.4)	(8.8)	(15.2)	(15.8)
U.S. GAAP net interest expense	(7.2)	(8.5)	(14.7)	(14.4)
Other ENI interest expense exclusions(a)	1.6	2.3	3.5	4.7
ENI net interest expense	(5.6)	(6.2)	(11.2)	(9.7)
ENI earnings after Affiliate key employee distributions(b)	48.1	59.4	98.0	114.5
Pre-tax economic net income	$42.5	$53.2	$86.8	$104.8

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs.
(b)ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.
(2)Taxed at U.S. Federal and State statutory rate of 27.3%.
(3)The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

        Segment Analysis
We conduct our operations through three business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.
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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and our share of earnings from our equity-accounted Affiliate. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
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

        Segment ENI Revenue

The following table identifies the components of segment ENI revenue for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$82.2	$41.8	$46.7	$—	$170.7	$93.6	$43.5	$68.8	$—	$205.9
Performance fees	0.5	—	(0.2)	—	0.3	0.1	0.6	(2.9)	—	(2.2)
Other income, including equity-accounted subsidiaries	0.1	0.7	0.6	0.1	1.5	—	0.2	0.6	0.1	0.9
ENI revenue	$82.8	$42.5	$47.1	$0.1	$172.5	$93.7	$44.3	$66.5	$0.1	$204.6
The following table identifies the components of segment ENI revenue for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$167.4	$83.2	$98.6	$—	$349.2	$184.1	$87.3	$142.0	$—	$413.4
Performance fees	1.5	—	(0.2)	—	1.3	0.1	0.6	(5.7)	—	(5.0)
Other income, including equity-accounted subsidiaries	—	1.2	1.2	0.2	2.6	—	0.4	1.3	0.2	1.9
ENI revenue	$168.9	$84.4	$99.6	$0.2	$353.1	$184.2	$88.3	$137.6	$0.2	$410.3
Quant & Solutions Segment ENI Revenue
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Quant & Solutions ENI revenue decreased $(10.9) million, or (11.6)%, from $93.7 million for three months ended June 30, 2019 to $82.8 million for the three months ended June 30, 2020. The decrease was attributable to (12.2)% lower management fees, driven by lower average AUM primarily resulting from the equity market decline in the first quarter of 2020.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Quant & Solutions ENI revenue decreased $(15.3) million, or (8.3)%, from $184.2 million for the six months ended June 30, 2019 to $168.9 million for the six months ended June 30, 2020. The decrease was attributable to (9.1)% lower management fees, driven by lower average AUM primarily resulting from the equity market decline in the current year.

Alternatives Segment ENI Revenue
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Alternatives ENI revenue decreased $(1.8) million, or (4.1)%, from $44.3 million for three months ended June 30, 2019 to $42.5 million for the three months ended June 30, 2020. The decrease was attributable to (3.9)% lower management fees resulting from lower blended fee rate due to change in asset mix.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Alternatives ENI revenue decreased $(3.9) million, or (4.4)%, from $88.3 million for the six months ended June 30, 2019 to $84.4 million for the six months ended June 30, 2020. The decrease was attributable to (4.7)% largely from lower blended fee rate due to change in asset mix and lower performance fees.
Liquid Alpha Segment ENI Revenue
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Liquid Alpha ENI revenue decreased $(19.4) million, or (29.2)%, from $66.5 million for three months ended June 30, 2019 to $47.1 million for the three months ended June 30, 2020. The decrease was attributable to (32.1)% lower management fees driven by lower average AUM resulting from the equity market decline and net outflows over the last twelve months, as well as the Vanguard reallocation in the fourth quarter of 2019. The change in performance fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to fulcrum fees recorded in the prior period that did not repeat.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Liquid Alpha ENI revenue decreased $(38.0) million, or (27.6)%, from $137.6 million for the six months ended June 30, 2019 to $99.6 million for the six months ended June 30, 2020. The decrease was attributable to (30.6)% lower management fees, driven by lower average AUM resulting from the equity market decline and net outflows over the last twelve months, as well as the Vanguard reallocation in the fourth quarter of 2019. The change in performance fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to fulcrum fees recorded in the prior period that did not repeat.

        Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$17.3	$11.1	$11.9	$2.5	$42.8	$19.7	$11.2	$12.5	$3.9	$47.3
G&A	13.1	4.3	5.4	3.3	26.1	16.5	4.2	7.2	3.8	31.7
Depreciation and amortization	4.6	0.3	0.1	0.1	5.1	3.5	0.2	0.2	0.1	4.0
Total ENI Operating Expenses	$35.0	$15.7	$17.4	$5.9	$74.0	$39.7	$15.6	$19.9	$7.8	$83.0
Variable compensation	17.7	9.7	11.2	0.8	39.4	20.0	10.4	15.7	2.3	48.4
Affiliate key employee distributions	1.3	6.9	2.8	—	11.0	1.6	6.4	5.8	—	13.8
Total Expenses	$54.0	$32.3	$31.4	$6.7	$124.4	$61.3	$32.4	$41.4	$10.1	$145.2
The following table identifies the components of segment ENI expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$35.6	$22.7	$25.0	$6.1	$89.4	$39.9	$22.4	$26.6	$8.1	$97.0
G&A	27.2	8.9	12.0	7.3	55.4	32.9	10.4	14.5	8.9	66.7
Depreciation and amortization	9.3	0.7	0.2	0.2	10.4	6.8	0.5	0.3	0.2	7.8
Total ENI Operating Expenses	$72.1	$32.3	$37.2	$13.6	$155.2	$79.6	$33.3	$41.4	$17.2	$171.5
Variable compensation	34.7	18.9	23.7	1.8	79.1	38.7	20.2	32.6	5.6	97.1
Affiliate key employee distributions	2.1	12.7	6.0	—	20.8	2.6	12.1	12.5	—	27.2
Total Expenses	$108.9	$63.9	$66.9	$15.4	$255.1	$120.9	$65.6	$86.5	$22.8	$295.8

Quant & Solutions Segment ENI Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Quant & Solutions ENI operating expense decreased $(4.7) million, or (11.8)%, from $39.7 million for the three months ended June 30, 2019 to $35.0 million for the three months ended June 30, 2020. The decrease was driven by (12.2)% lower ENI fixed compensation and benefits expense resulting from headcount reduction, and (20.6)% lower ENI general and administrative expense resulting from cost saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (11.5)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (18.8)%, primarily due to lower Quant & Solutions ENI earnings after variable compensation.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Quant & Solutions ENI operating expense decreased $(7.5) million, or (9.4)%, from $79.6 million for the six months ended June 30, 2019 to $72.1 million for the six months ended June 30, 2020. The decrease was driven by (10.8)% lower ENI fixed compensation and benefits expense resulting from headcount reduction, and (17.3)% lower ENI general and administrative expense resulting from cost saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (10.3)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (19.2)%, primarily due to lower Quant & Solutions ENI earnings after variable compensation.
Alternatives Segment ENI Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Alternatives ENI operating expense increased $0.1 million, or 0.6%, from $15.6 million for three months ended June 30, 2019 to $15.7 million for the three months ended June 30, 2020. The increase was driven by 2.4% higher ENI general and administrative related to outside services, partially offset by (0.9)% lower ENI fixed compensation and benefits expense. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (6.7)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Alternatives increased 7.8%, primarily driven by the mix of distributable earnings between Affiliates period over period.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Alternatives ENI operating expense decreased $(1.0) million, or (3.0)%, from $33.3 million for the six months ended June 30, 2019 to $32.3 million for the six months ended June 30, 2020. The decrease was driven by (14.4)% lower ENI general and administrative expense resulting from lower consulting costs. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (6.4)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Alternatives increased 5.0%, primarily driven by the mix of distributable earnings between Affiliates period over period.

Liquid Alpha Segment ENI Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Liquid Alpha ENI operating expense decreased $(2.5) million, or (12.6)%, from $19.9 million for the three months ended June 30, 2019 to $17.4 million for the three months ended June 30, 2020. The decrease was driven by (4.8)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (25.0)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (28.7)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (51.7)%, primarily driven by lower Liquid Alpha ENI earnings after variable compensation.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Liquid Alpha ENI operating expense decreased $(4.2) million, or (10.1)%, from $41.4 million for the six months ended June 30, 2019 to $37.2 million for the six months ended June 30, 2020. The decrease was driven by (6.0)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (17.2)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (27.3)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (52.0)%, primarily driven by lower Liquid Alpha ENI earnings after variable compensation.
Other ENI Expense
Three months ended June 30, 2020 compared to three months ended June 30, 2019: Other ENI operating expense decreased $(1.9) million or (24.4)%, from $7.8 million for the three months ended June 30, 2019 to $5.9 million for the three months ended June 30, 2020. The decrease was driven by (35.9)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (13.2)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (65.2)% which was driven by a reduction in headcount.
Six months ended June 30, 2020 compared to six months ended June 30, 2019: Other ENI operating expense decreased $(3.6) million, or (20.9)%, from $17.2 million for the six months ended June 30, 2019 to $13.6 million for the six months ended June 30, 2020. The decrease was driven by (24.7)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (18.0)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (67.9)% due to a reduction in headcount.

Capital Resources and Liquidity
        Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2020	2019
Cash provided by (used in)(1)(2)
Operating activities	$62.6	$(229.5)
Investing activities	10.1	(6.8)
Financing activities	(68.2)	(8.6)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Comparison for the six months ended June 30, 2020 and 2019
Net cash provided by operating activities from continuing operations increased $292.1 million, from net cash used of $229.5 million for the six months ended June 30, 2019 to net cash provided of $62.6 million for the six months ended June 30, 2020, driven by the change in operating liabilities as a result of the Landmark earnout that was settled in the six months ended June 30, 2019. In the six months ended June 30, 2020, net cash provided by investing activities of continuing operations increased $16.9 million, from $6.8 million used in the six months ended June 30, 2019 to $10.1 million provided by the six months ended June 30, 2020, driven primarily by increased sales of investment securities in the six months ended June 30, 2020. Net cash used in financing activities of continuing operations increased $59.6 million, from $8.6 million used in the six months ended June 30, 2019 to $68.2 million used in the six months ended June 30, 2020, primarily due to a lower drawdown on the revolving credit facility, and decreased share repurchases in the six months ended June 30, 2020 compared to 2019.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net income attributable to controlling interests	$18.9	$28.0	$51.5	$80.7
Net interest expense to third parties	7.2	8.5	14.7	14.4
Income tax expense (including tax expenses related to discontinued operations)	7.3	14.1	20.9	35.7
Depreciation and amortization (including intangible assets) and goodwill impairment	7.0	5.7	30.3	11.1
EBITDA	$40.4	$56.3	$117.4	$141.9
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	11.6	7.1	(36.7)	(13.0)
Amortization of pre-acquisition employee equity	1.8	2.3	3.0	3.9
(Gain) loss on seed and co-investments	(8.2)	(5.2)	11.4	(17.7)
Restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	8.1	1.3	14.8	5.6
Capital transaction costs	0.2	1.6	0.2	1.6
Adjusted EBITDA	$53.9	$63.4	$110.1	$122.3
ENI net interest expense to third parties	(5.6)	(6.2)	(11.2)	(9.7)
Depreciation and amortization(2)	(5.8)	(4.0)	(12.1)	(7.8)
Tax on economic net income	(9.6)	(12.2)	(19.6)	(24.6)
Economic net income	$32.9	$41.0	$67.2	$80.2

(1)The three months ended June 30, 2020 includes $3.0 million of restructuring at the Center and Affiliates, $0.3 million associated with the transfer of an insurance policy from our former Parent, and $4.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The six months ended June 30, 2020 includes $3.4 million of restructuring at the Center and Affiliates, $0.6 million associated with the transfer of an insurance policy from our former Parent, and $10.7 million relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended June 30, 2019 includes $0.5 million of restructuring costs at the Center and $0.8 million associated with the redomicile to the U.S. The six months ended June 30, 2019 includes $4.5 million of restructuring costs at the Center and $1.1 million associated with the redomicile to the U.S.
(2)The three and six months ended June 30, 2020 includes non-cash equity-based award amortization expense.
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

        Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. We also expect to realize future proceeds from the sale of our equity interest in Barrow Hanley during the second half of 2020. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
        Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	June 30, 2020	December 31, 2019	Interest rate	Maturity
Third party borrowings:
Revolving credit facility	$130.0	$140.0	LIBOR + 1.50% plus 0.20% commitment fee	August 22, 2022
4.80% Senior Notes Due 2026	272.6	272.4	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.4	121.4	5.125%	August 1, 2031
Total third party borrowings	$524.0	$533.8
Non-recourse borrowing:
Non-recourse seed capital facility	21.7	35.0	LIBOR + 1.55% plus 0.95% commitment fee	January 15, 2021
Total non-recourse borrowing	$21.7	$35.0
Total borrowings	$545.7	$568.8

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
Under the Credit Facility, the ratio of third party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At June 30, 2020, our ratio of third party borrowings to trailing twelve months Adjusted EBITDA was 2.2x and our interest coverage ratio was 7.8x.
At June 30, 2020, our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 1.7x.

Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%.
Non-recourse seed capital facility
In July 2017, we entered into a non-recourse seed capital facility collateralized by our seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At June 30, 2020, amounts outstanding under this non-recourse seed capital facility amounted to $21.7 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of June 30, 2020, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	June 30, 2020	December 31, 2019
($ in millions)
Share-based payments liability	$203.9	$221.8
Affiliate profit interests liability	74.5	94.8
Employee equity	278.4	316.6
Voluntary deferral plan liability	89.1	88.3
Total	$367.5	$404.9
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

        Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our pending divestiture of Barrow Hanley, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliates or particular segments, our expected future net cash flows, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows,and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020, in our most recent Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on May 11, 2020 and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses June 30, 2020 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2020. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2020.
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
The value of our assets under management was $181.0 billion as of June 30, 2020. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $72.4 million based on our current weighted average fee rate of approximately 40.0 basis points, including our equity-accounted Affiliate. Approximately $19.0 billion, or 10%, of our AUM, including our equity-accounted Affiliate, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $0.6 million impact to our gross performance fees based on our trailing twelve month performance fees of $6.2 million as of June 30, 2020. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $26.2 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $144.0 billion of equity assets under management to increase or decrease by $14.4 billion, resulting in a change in annualized management fee revenue of $52.3 million and an annual change in post-tax economic net income of approximately $19.9 million, given our current cost structure, operating model, and weighted average fee rate of 36 basis points at the mix of strategies as of June 30, 2020. Approximately $12.5 billion, or 9%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $87.0 billion of foreign currency denominated AUM to increase or decrease by $8.7 billion, resulting in a change in annualized management fee revenue of $33.9 million and an annual change in post-tax economic net income of $13.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of June 30, 2020. Approximately $11.5 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $12.9 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 19 basis points, annualized management fees would change by $2.4 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of June 30, 2020.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $130 million as of June 30, 2020. We currently do not hedge against interest rate risk. As of June 30, 2020, a hypothetical 10% change in interest rates would have resulted in a $0.3 million change to our interest expense during the six months ended June 30, 2020.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
Except as disclosed in Item 1A in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
April 1-30, 2020	1,905,700	$6.26	1,905,700	$247.5
May 1-31, 2020	532,000	7.65	532,000	243.5
June 1-30, 2020	—	—	—	243.5
Total	2,437,700	$6.56	2,437,700

(1)On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our common stock, from time to time, up to an aggregate limit of $600.0 million of common stock. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 2,437,700 shares of common stock under this program during the three months ended June 30, 2020. As of June 30, 2020, $243.5 million remained available to repurchase shares under the February 2016 program.

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Equity Purchase Agreement, dated as of July 26, 2020, by and among BrightSphere Intermediary (BHMS) LLC, BHMS Investment GP LLC, BHMS Investment Holdings LP, Barrow, Hanley, Mewhinney & Strauss, LLC., Perpetual US Holding Company, Inc., and, solely with respect to Section 11.16 thereof, Perpetual Limited, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 27, 2020.

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

10.1
Option Award Agreement, effective April 21, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 11, 2020.

10.2
Amended and Restated Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on May 11, 2020.

10.3
Employment Agreement, dated May 8, 2020, by and between BrightSphere Inc. and Christina Wiater, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 11, 2020.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	August 10, 2020

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)