Form 10-Q
period 2020-09-30
BrightSphere Investment Group Inc.
filed 2020-11-06
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of November 4, 2020 was 79,885,287.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$129.8	$111.3
Investment advisory fees receivable	101.1	151.9
Income taxes receivable	24.7	26.2
Fixed assets, net	71.8	65.8
Right of use assets	93.7	37.7
Investments (includes balances reported at fair value of $114.7 and $184.3)	116.5	186.3
Acquired intangibles, net	60.0	65.1
Goodwill	182.1	274.6
Other assets	56.5	52.0
Deferred tax assets	212.7	243.6
Assets held for sale:
Affiliate assets held for sale	151.0	—
Assets of consolidated Funds:
Cash and cash equivalents, restricted	1.1	9.7
Investments (includes balances reported at fair value of $0.0 and $119.5)	101.9	190.6
Other assets	—	4.9
Consolidated Funds’ assets held for sale	114.3	—
Total assets	$1,417.2	$1,419.7
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$27.2	$41.5
Accrued incentive compensation	120.7	137.8
Due to OM plc	3.4	3.7
Other compensation liabilities	313.5	404.9
Accrued income taxes	13.0	12.8
Operating lease liabilities	110.0	42.5
Other liabilities	3.3	3.1
Debt:
Non-recourse borrowings	—	35.0
Third party borrowings	474.2	533.8
Liabilities held for sale:
Affiliate liabilities held for sale	80.4	—
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	—	5.2
Securities sold, not yet purchased, at fair value	—	0.9
Other liabilities	—	0.1
Consolidated Funds’ liabilities held for sale	0.1	—
Total liabilities	1,145.8	1,221.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	85.6	83.9
Equity:
Common stock (par value $0.001; 80,117,415 and 85,886,371 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	501.2	534.3
Retained deficit	(373.7)	(452.5)
Accumulated other comprehensive loss	(16.2)	(17.5)
Non-controlling interests	1.4	1.3
Non-controlling interests in consolidated Funds	73.0	48.8
Total equity and redeemable non-controlling interests in consolidated Funds	271.4	198.4
Total liabilities and equity	$1,417.2	$1,419.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Management fees	$178.2	$196.4	$527.4	$609.8
Performance fees	1.2	(1.9)	2.5	(6.9)
Other revenue	1.6	1.4	5.2	4.3
Consolidated Funds’ revenue	1.4	1.9	4.6	4.9
Total revenue	182.4	197.8	539.7	612.1
Operating expenses:
Compensation and benefits	109.7	108.0	284.0	332.8
General and administrative expense	25.4	31.7	77.6	95.3
Impairment of goodwill	—	—	16.4	—
Amortization of acquired intangibles	1.6	1.6	5.1	4.9
Depreciation and amortization	5.2	4.4	15.6	12.2
Consolidated Funds’ expense	—	0.2	0.2	0.4
Total operating expenses	141.9	145.9	398.9	445.6
Operating income	40.5	51.9	140.8	166.5
Non-operating income and (expense):
Investment income (loss)	3.9	2.3	(3.2)	11.4
Interest income	—	0.4	0.5	1.8
Interest expense	(6.9)	(8.3)	(22.1)	(24.1)
Gain on sale of Affiliate	7.2	—	7.2	—
Net consolidated Funds’ investment gains	2.1	4.7	20.5	13.8
Total non-operating income (loss)	6.3	(0.9)	2.9	2.9
Income from continuing operations before taxes	46.8	51.0	143.7	169.4
Income tax expense (benefit)	12.8	(32.0)	33.7	3.7
Income from continuing operations	34.0	83.0	110.0	165.7
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—
Net income	34.0	83.0	110.0	165.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	(3.2)	7.6	21.3	9.6
Net income attributable to controlling interests	$37.2	$75.4	$88.7	$156.1

Earnings per share (basic) attributable to controlling interests	$0.46	$0.84	$1.08	$1.68
Earnings per share (diluted) attributable to controlling interests	0.46	0.84	1.08	1.68
Continuing operations earnings per share (basic) attributable to controlling interests	0.46	0.84	1.08	1.68
Continuing operations earnings per share (diluted) attributable to controlling interests	0.46	0.84	1.08	1.68
Weighted average common stock outstanding	80.0	90.0	81.8	93.0
Weighted average diluted common stock outstanding	80.9	90.0	82.1	93.1
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$34.0	$83.0	$110.0	$165.7
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.7	1.8
Foreign currency translation adjustment	1.4	(0.8)	(0.4)	(0.9)
Total other comprehensive income (loss)	2.0	(0.2)	1.3	0.9
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	(3.2)	7.6	21.3	9.6
Total comprehensive income attributable to controlling interests	$39.2	$75.2	$90.0	$157.0

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2020 and 2019
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
June 30, 2019	91.6	$0.1	$585.2	$(578.2)	$(19.8)	(12.7)	$1.8	$32.7	$21.8	$81.8	$103.6
Repurchase of common stock	(2.8)	—	(25.5)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Capital contributions (redemptions)	—	—	—	—	—	—	—	0.9	0.9	(1.0)	(0.1)
Equity-based compensation	—	—	0.7	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustment	—	—	—	—	(0.8)	(0.8)	—	—	(0.8)	—	(0.8)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.10 per share)	—	—	—	(8.9)	—	(8.9)	—	—	(8.9)	—	(8.9)
Net income	—	—	—	75.4	—	75.4	—	6.5	81.9	1.1	83.0
September 30, 2019	88.8	$0.1	$560.4	$(511.7)	$(20.0)	$28.8	$1.9	$40.1	$70.8	$81.9	$152.7

June 30, 2020	80.1	$0.1	$500.6	$(410.1)	$(18.2)	$72.4	$1.4	$78.8	$152.6	$79.9	$232.5
Issuance of common stock	—	—	0.2	—	—	0.2	—	—	0.2	—	0.2
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	0.3	0.3	129.7	130.0
Equity-based compensation	—	—	0.4	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustment	—	—	—	—	1.4	1.4	—	—	1.4	—	1.4
Amortization related to derivative securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Net de-consolidation of Funds	—	—		—	—	—	—	—	—	(126.8)	(126.8)
Dividends ($0.01 per share)	—	—	—	(0.8)	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	—	37.2	—	37.2	—	(6.1)	31.1	2.8	33.9
September 30, 2020	80.1	$0.1	$501.2	$(373.7)	$(16.2)	$111.4	$1.4	$73.0	$185.8	$85.6	$271.4
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2020 and 2019
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(16.6)	—	(209.3)	—	—	(209.3)	—	—	(209.3)	—	(209.3)
Capital contributions	—	—	—	—	—	—	—	4.9	4.9	36.3	41.2
Equity-based compensation	—	—	5.1	—	—	5.1	—	—	5.1	—	5.1
Foreign currency translation adjustment	—	—	—	—	(0.9)	(0.9)	—	—	(0.9)	—	(0.9)
Amortization related to derivatives securities, net of tax	—	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Other changes in non-controlling interests	—	—	—	—	—	—	0.3	—	0.3	—	0.3
Dividends ($0.30 per share)	—	—	—	(27.3)	—	(27.3)	—	—	(27.3)	—	(27.3)
Net income	—	—	—	156.1	—	156.1	—	5.9	162.0	3.7	165.7
September 30, 2019	88.8	$0.1	$560.4	$(511.7)	$(20.0)	$28.8	$1.9	$40.1	$70.8	$81.9	$152.7

December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	0.2	—	—	0.2	—	—	0.2	—	0.2
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(5.7)	—	(35.3)	—	—	(35.3)	—	—	(35.3)	—	(35.3)
Capital contributions	—	—	—	—	—	—	—	1.4	1.4	130.1	131.5
Equity-based compensation	—	—	2.0	—	—	2.0	—	—	2.0	—	2.0
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)	—	—	(0.4)	—	(0.4)
Amortization related to derivative securities, net of tax	—	—	—	—	1.7	1.7	—	—	1.7	—	1.7
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	—	(126.8)	(126.8)
Dividends ($0.12 per share)	—	—	—	(9.9)	—	(9.9)	—	—	(9.9)	—	(9.9)
Net income (loss)	—	—	—	88.7	—	88.7	—	22.8	111.5	(1.6)	109.9
September 30, 2020	80.1	$0.1	$501.2	$(373.7)	$(16.2)	$111.4	$1.4	$73.0	$185.8	$85.6	$271.4
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$110.0	$165.7
Less: Net income attributable to non-controlling interests in consolidated Funds	(21.3)	(9.6)
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	16.4	—
Amortization of acquired intangibles	5.1	4.9
(Gain) on sale of Affiliate	(7.2)	—
Depreciation and other amortization	15.6	12.2
Amortization of debt-related costs	3.2	2.6
Amortization and revaluation of non-cash compensation awards	(17.4)	6.3
Net earnings from Affiliate accounted for using the equity method	(2.2)	(2.1)
Distributions received from equity method Affiliate	2.2	2.3
Deferred income taxes	30.1	7.6
(Gains) losses on other investments	1.7	(26.3)
Changes in operating assets and liabilities (excluding discontinued operations):
Decrease in investment advisory fees receivable	26.2	12.2
Increase in other receivables, prepayments, deposits and other assets	(2.6)	(8.8)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(5.9)	(262.8)
Decrease in accounts payable, accrued expenses and accrued income taxes	(9.2)	(54.1)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	144.7	(149.9)
Net income attributable to non-controlling interests in consolidated Funds	21.3	9.6
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Losses on other investments	11.3	6.1
Purchase of investments	(98.2)	(161.1)
Sale of investments	66.7	122.1
Earnings from equity method investees	(28.1)	(11.2)
(Increase) decrease in receivables and other assets	(28.7)	4.8
Increase (decrease) in accounts payable and other liabilities	3.0	(4.0)
Net cash flows from operating activities of continuing operations of consolidated Funds	(52.7)	(33.7)
Net cash flows from operating activities of continuing operations	92.0	(183.6)
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	92.0	(183.6)
Cash flows from investing activities:
Additions of fixed assets	(22.5)	(26.7)
Purchase of investment securities	(13.9)	(18.0)
Sale of investment securities	62.9	40.1
Cash flows from investing activities of consolidated Funds
Contributions in equity method investees	(1.9)	(8.0)
Distributions received from equity method investees	1.3	3.8
Deconsolidation of Funds	(86.0)	—
Net cash flows from investing activities of continuing operations	(60.1)	(8.8)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	(60.1)	(8.8)

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	80.0	485.0
Repayment of third party and non-recourse borrowings	(175.0)	(275.0)
Payment for debt issuance costs	—	(1.8)
Payment to OM plc for DTA Deed	—	(32.7)
Payment to OM plc for co-investment redemptions	(0.3)	(5.1)
Dividends paid to stockholders	(6.7)	(18.8)
Dividends paid to related parties	(3.3)	(8.6)
Repurchases of common stock	(35.3)	(212.6)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	1.9	8.0
Non-controlling interest capital redeemed	(0.4)	(3.1)
Redeemable non-controlling interest capital raised	131.2	38.0
Redeemable non-controlling interest capital redeemed	(1.1)	(1.7)
Net cash flows from financing activities of continuing operations	(9.0)	(28.4)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(9.0)	(28.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	22.9	(220.8)
Less: net (increase) in cash classified within Affiliate assets held for sale	(12.2)	—
Less: net (increase) in cash classified within Consolidated funds' assets held for sale	(0.8)	—
Net increase (decrease) in cash and cash equivalents	9.9	(220.8)
Cash and cash equivalents at beginning of period	121.0	345.5
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$130.9	$124.7

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$22.3	$24.8
Income taxes paid	4.1	41.6

Supplemental disclosure of non-cash investing and financing transactions:
Payable for securities purchased by a consolidated Fund	$—	$7.4
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

•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

(1)In July 2020, the Company completed the sale of Copper Rock Capital Partners LLC (“Copper Rock”) and announced the divestiture of Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”). See Note 3, Divestitures and Assets and Liabilities Held for Sale for further discussion of divestitures and Affiliate assets and liabilities held for sale.
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
For the three months ended September 30, 2020, the Company did not repurchase any shares of common stock. For the nine months ended September 30, 2020, the Company repurchased 5,667,962 shares of common stock at an average price of $6.20 per share, or approximately $35.3 million in total, including commissions.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
On July 26, 2020, the Company and Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”) entered into a purchase and sale agreement with Perpetual U.S. Holdings Company Inc. (“Perpetual”), pursuant to which Perpetual agreed to purchase all of the Company’s interests in Barrow Hanley in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. The assets and liabilities of Barrow Hanley have been classified as held for sale as the criteria for held for sale accounting treatment was met and are presented separately in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020. See Note 3, Divestitures and Assets and Liabilities Held for Sale, in these Notes for additional information.
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
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three and nine months ended September 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures and Assets and Liabilities Held for Sale
Divestiture
Copper Rock Capital Partners LLC
On July 24, 2020 BrightSphere completed the sale of all of its equity interests in Copper Rock to Spouting Rock Asset Management LLC. The Company recognized a pre-tax gain of $7.2 million during the three and nine months ended September 30, 2020, respectively.
Assets and Liabilities Held for Sale
Barrow Hanley
On July 26, 2020, the Company and Barrow Hanley entered into a purchase and sale agreement with Perpetual, pursuant to which Perpetual agreed to purchase all of the Company’s interests in Barrow Hanley in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. The assets and liabilities of Barrow Hanley have been classified as held for sale as the criteria for held for sale accounting treatment was met and are presented separately in the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2020, the Company had assets of $151.0 million and liabilities of $80.4 million of Barrow Hanley classified as held for sale. The transaction is expected to close in the fourth quarter of 2020. Operational information for Barrow Hanley is included in the Company’s Liquid Alpha segment for the three and nine months ended September 30, 2020 and 2019, respectively. Barrow Hanley’s income from continuing operations before taxes was $9.6 million and $20.4 million for the three months ended September 30, 2020 and 2019, respectively. Barrow Hanley’s income from continuing operations before taxes was $33.1 million and $60.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company also holds seed investments of $17.1 million in Barrow Hanley’s investment products as of September 30, 2020 which will be redeemed upon consummation of the sale.
The major classes of assets and liabilities comprising the Affiliate classified as held for sale are as follows at September 30, 2020 (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures and Assets Held for Sale (cont.)

September 30, 2020
Cash and cash equivalents	$12.2
Investment advisory fees receivable	21.5
Investments, at fair value	27.0
Goodwill	76.1
Right of use assets	12.4
Other Assets	1.8
Affiliate assets held for sale	$151.0

Accounts payable and accrued expenses	$3.0
Accrued incentive compensation	8.3
Other compensation liabilities	56.4
Operating lease liabilities	12.7
Affiliate liabilities held for sale	$80.4
Consolidated Funds
The Barrow Hanley purchase and sale agreement provides for the redemption of all of the Company’s seed investments with Barrow Hanley. The redemption will result in the deconsolidation of consolidated Funds considered to be VIEs. The assets and liabilities of the consolidated Funds have been classified as held for sale as the criteria for held for sale accounting treatment was met and are presented separately in the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2020, the Company had assets of $114.3 million and liabilities of $0.1 million for consolidated Funds classified as held for sale. The transaction is expected to close in the fourth quarter of 2020. The consolidated Funds’ operational information is included in the Company’s Statement of Operations for the three and nine months ended September 30, 2020 and 2019. The consolidated Funds’ income from continuing operations was $4.7 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. The consolidated Funds’ income from continuing operations was $(2.0) million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively.
The major classes of assets and liabilities comprising the consolidated Funds classified as held for sale are as follows at September 30, 2020 (in millions):

September 30, 2020
Cash and cash equivalents	$0.8
Investments, at fair value	112.9
Other Assets	0.6
Consolidated Funds’ assets held for sale	$114.3

Accounts payable and accrued expenses	$0.1
Consolidated Funds’ liabilities held for sale	$0.1

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Investments of consolidated Funds held at fair value	$—	$119.5
Other investments held at fair value	48.6	95.5
Investments related to long-term incentive compensation plans held at fair value	66.1	88.8
Total investments held at fair value	114.7	303.8
Equity-accounted investments in Affiliates and consolidated Funds(1)	103.7	73.1
Total investments per Condensed Consolidated Balance Sheets	218.4	376.9
Investments related to long-term incentive compensation plans of an Affiliate held for sale held at fair value (Note 3)	27.0	—
Investments of consolidated Funds held for sale held at fair value (Note 3)	112.9	—
Total investments held for sale	139.9	—
Total investments and investments held for sale per Condensed Consolidated Balance Sheets	$358.3	$376.9

(1)Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

Investment income is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized and unrealized gains (losses) on other investments held at fair value	$2.9	$1.5	$(5.4)	$9.3
Earnings from equity-accounted investments in Affiliates	1.0	0.8	2.2	2.1
Total investment income (loss) per Condensed Consolidated Statements of Operations	$3.9	$2.3	$(3.2)	$11.4
Investment gains (losses) on net consolidated funds is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$2.9	$(0.4)	$(7.6)	$2.6
Earnings from equity-accounted investments	(0.8)	5.1	28.1	11.2
Total net consolidated Funds’ investment gains per Condensed Consolidated Statements of Operations	$2.1	$4.7	$20.5	$13.8

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2020
Assets of BSIG, consolidated Funds and assets held for sale(1)
Investments in separate accounts(2)	16.5	13.0	—	—	29.5
Investments related to long-term incentive compensation plans(3)	66.1	—	—	—	66.1
Investments in unconsolidated Funds(4)	—	—	2.7	16.4	19.1
BSIG total	82.6	13.0	2.7	16.4	114.7
Investments related to long-term incentive compensation plans(5)	27.0	—	—	—	27.0
Investments of Affiliate held for sale total (Note 3)	27.0	—	—	—	27.0
Common and preferred stock	5.9	—	—	—	5.9
Short-term investment funds	0.5	—	—	—	0.5
Bank loans	—	106.5	—	—	106.5
Investments of consolidated Funds held for sale total (Note 3)	6.4	106.5	—	—	112.9
Total fair value assets	$116.0	$119.5	$2.7	$16.4	$254.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

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

5) Fair Value Measurements (cont.)

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
(2)Investments in separate accounts of $29.5 million at September 30, 2020 consist of approximately 2% of cash equivalents and 98% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $44.3 million at December 31, 2019 consist of approximately 3% of cash equivalents and 97% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $66.1 million and $88.8 million at September 30, 2020 and December 31, 2019, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $16.4 million and $48.2 million at September 30, 2020 and December 31, 2019, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $5.9 million and $6.4 million at September 30, 2020 and December 31, 2019, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to eleven years from September 30, 2020. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $2.7 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively, related to investments in Forestry Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

(5)Affiliate investments held for sale is comprised of Investments related to long-term incentive compensation plans of $27.0 million at September 30, 2020. These were investments in publicly registered daily redeemable funds, which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in unconsolidated Funds	2020	2019	2020	2019
Level III financial assets
At beginning of the period	$3.0	$3.0	$3.0	$3.0
Additions (redemptions)	(0.3)	0.1	(0.3)	0.1
Transfers in (out) of Level III	—	—	—	—
Total net fair value gains/losses recognized in net income	—	(0.1)	—	(0.1)
Total Level III financial assets	$2.7	$3.0	$2.7	$3.0
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and nine months ended September 30, 2020.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities

The Company, through its Affiliates, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by Affiliates and other partnership interests typically owned entirely by third party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own non-controlling interests in an Affiliate.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	September 30, 2020	December 31, 2019
Assets
Investments at fair value	$—	$119.5
Other assets of consolidated Funds	103.0	85.7
Assets of consolidated Funds held for sale (Note 3)	114.3	—
Total Assets	$217.3	$205.2
Liabilities
Liabilities of consolidated Funds	$—	$6.2
Liabilities of consolidated Funds held for sale (Note 3)	0.1	—
Total Liabilities	$0.1	$6.2
“Investments at fair value” consist of investments in bank loans, common and preferred stock, and other securities as of December 31, 2019. These investments are included in the “assets of consolidated Funds held for sale” as of September 30, 2020. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2020	December 31, 2019
Unconsolidated VIE assets	$6,393.4	$6,625.5
Unconsolidated VIE liabilities	$4,260.1	$4,320.6
Equity interests on the Condensed Consolidated Balance Sheets	$12.8	$17.5
Maximum risk of loss(1)	$18.3	$23.9

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	September 30, 2020			December 31, 2019
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Third party borrowings:
$450 million revolving credit facility expiring August 22, 2022(1)(2)	$80.0	$80.0	2	$140.0	$140.0	2
$275 million 4.80% Senior Notes Due July 27, 2026(3)	272.7	294.4	2	272.4	287.2	2
$125 million 5.125% Senior Notes Due August 1, 2031(3)	121.5	128.3	2	121.4	126.4	2
Total third party borrowings	$474.2	$502.7		$533.8	$553.6
Non-recourse borrowings:
Non-recourse seed capital facility(1)(4)	$—	$—		$35.0	$35.0	2
Total non-recourse borrowing	$—	$—		$35.0	$35.0
Total borrowings	$474.2	$502.7		$568.8	$588.6

(1)Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.
(2)An amendment to the revolving credit facility was entered into on September 3, 2020 to reduce the revolving credit facility to $150 million upon the consummation of the sale of the Company’s equity interests in Barrow Hanley.
(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(4)Non-recourse seed capital facility set to expire on January 15, 2021 was paid down in the third quarter and terminated.
Revolving Credit Facility
On September 3, 2020, the Company, Royal Bank of Canada, BMO Harris Bank, N.A., Bank of China, New York Branch, Wells Fargo Bank, National Association, Barclays Bank PLC, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into an amendment (the “Amendment") to the Revolving Credit Agreement dated as of August 20, 2019 (the “Credit Agreement”). The Amendment includes changes to the Credit Agreement to permit the sale of the Company's equity interests in Barrow Hanley (the “Barrow Hanley Sale”). Under the Credit Agreement, the Barrow Hanley Sale required consent of the Lenders given that Barrow Hanley accounted for more than 10% of the Company's consolidated Adjusted EBITDA. The Amendment provides that, effective immediately upon the consummation of the Barrow Hanley Sale, the Lenders commitments under the Credit Agreement shall be $150 million.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Leases
The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The following table summarizes information about the Company’s operating leases for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4.0	$3.4	$11.9	$10.3
Variable lease cost	0.1	0.1	0.2	0.2
Sublease income	(0.1)	—	(0.1)	—
Total operating lease expense	4.0	3.5	12.0	10.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.6	3.7	11.1	11
Right of use assets obtained in exchange for new operating lease liabilities	0.2	0.1	77.3	5.5
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the nine months ended September 30, 2020 and 2019, the weighted average remaining lease term was 11.7 years and 4.5 years, respectively, and the weighted average discount rate was 3.47% and 4.13%, respectively.
In connection with the pending divestiture of Barrow Hanley, the Company reclassified $12.4 million of Right of use assets and $12.7 million of Operating lease liabilities as of September 30, 2020 on the Condensed Consolidated Balance Sheet to Affiliate assets and liabilities held for sale, respectively. See Note 3, Divestitures and Assets and Liabilities Held for Sale, in these Notes for additional information.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$3.3
2021	13.2
2022	9.2
2023	11.2
2024	10.4
Thereafter	87.8
Total lease payments	135.1
Less imputed interest	(25.1)
Total	$110.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Goodwill and Intangible Assets
The following table presents the changes in goodwill for the nine months ended September 30, 2020 and 2019 (in millions):

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2019	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	(16.4)	(16.4)
Disposals	—	—	—	—
Decrease from reclassification to assets held for sale(1)	—	—	(76.1)	(76.1)
Goodwill	22.1	153.1	57.2	232.4
Accumulated impairment	(1.8)	(5.0)	(43.5)	(50.3)
September 30, 2020	$20.3	$148.1	$13.7	$182.1
(1) In connection with the pending divestiture of Barrow Hanley, the Company assigned $76.1 million of goodwill to “Affiliate Assets held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2020. See Note 3, Divestitures and Assets and Liabilities Held for Sale, in these Notes for additional information.

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2018	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	—	—
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
September 30, 2019	$20.3	$148.1	$106.2	$274.6
The 2019 annual impairment assessment determined that no impairment existed at the annual assessment date. Due to the decline in the Company’s assets under management for the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020.
In the first quarter of 2020, the Company performed a quantitative impairment test for Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the three months ended March 31, 2020. No goodwill

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Goodwill and Intangible Assets (cont.)
impairment charges were recognized for the three months ended September 30, 2020 and the Company recognized a goodwill impairment charge of $16.4 million for the nine months ended September 30, 2020.
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
The following table presents the change in definite-lived acquired intangible assets comprised of client relationships for the nine months ended September 30, 2020 and 2019 (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2019	$108.3	$(44.2)	$64.1
Additions	—	—	—
Amortization	—	(5.1)	(5.1)
Disposals	—	—	—
September 30, 2020	$108.3	$(49.3)	$59.0

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2018	$108.3	$(37.6)	$70.7
Additions	—	—	—
Amortization	—	(4.9)	(4.9)
Disposals	—	—	—
September 30, 2019	$108.3	$(42.5)	$65.8
The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of September 30, 2020, these assets were being amortized over remaining useful lives of three to nine years. The Company recorded amortization expense of $1.6 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense of $5.1 million and $4.9 million for the nine months ended months ended September 30, 2020 and 2019, respectively.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Goodwill and Intangible Assets (cont.)
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Condensed Consolidated Balance Sheets at September 30, 2020 and 2019.
The 2019 annual impairment assessment of definite and indefinite-lived intangible assets determined that no impairment existed. Due to the decline in the Company’s assets under management in the three months ended March 31, 2020, the Company assessed definite and indefinite-lived intangible assets for possible impairment. For indefinite-lived intangible assets, the Company performed a qualitative assessment and determined that it was more likely than not that the indefinite-lived intangible asset was not impaired. For definite-lived intangible assets, no events or changes in circumstances indicated that the carrying amount of these assets may not be recoverable. As such, no impairment charges were determined for both the definite and indefinite-lived intangible assets. No impairment charges were determined for the definite and indefinite-lived intangible assets for the three months ended September 30, 2020.
The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$1.6
2021	6.4
2022	6.5
2023	6.4
2024	6.4
Thereafter	31.7
Total	$59.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Commitments and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to approximately $37 million in co-investments as of September 30, 2020. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of September 30, 2020, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2020, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2020.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Commitments and Contingencies (cont.)

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

11) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to controlling interests	$37.2	$75.4	$88.7	$156.1
Less: Total income available to participating unvested securities(1)	—	—	—	(0.1)
Total net income attributable to common stock	$37.2	$75.4	$88.7	$156.0
Denominator:
Weighted-average shares of common stock outstanding—basic	80,001,360	89,970,871	81,832,607	92,996,289
Potential shares of common stock:
Restricted stock units	115,155	1,429	48,915	79,775
Employee stock options	735,023	—	245,008	—
Weighted-average shares of common stock outstanding—diluted	80,851,538	89,972,300	82,126,530	93,076,064
Earnings per share of common stock attributable to controlling interests:
Basic	$0.46	$0.84	$1.08	$1.68
Diluted	$0.46	$0.84	$1.08	$1.68

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Earnings Per Share (cont.)
Employee options to purchase 8,970,000 shares were not included in the computation of diluted EPS for the three and nine months ended September 30, 2019 because the assumed proceeds from exercising such options exceed the average price of the shares of common stock for the period and, therefore, the options are deemed antidilutive.

12) Revenue
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
    Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.1 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. Revenues from expense reimbursement amounted to $3.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively, are recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
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

12) Revenue (cont.)
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
Management fee revenue by segment and asset class is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Quant & Solutions
Global / non-U.S. equity	$87.9	$92.7	$255.3	$276.8
Alternatives
Alternatives	43.2	37.2	126.4	124.5
Liquid Alpha(1)
Global / non-U.S. equity	17.8	21.9	56.5	70.6
Fixed income	6.1	6.6	18.5	19.5
U.S. equity	23.2	38.0	70.7	118.4
Management fee revenue	$178.2	$196.4	$527.4	$609.8

(1)In July 2020, the Company completed the sale of Copper Rock and announced the divestiture of Barrow Hanley. See Note 3, Divestitures and Assets and Liabilities Held for Sale for further discussion of divestitures. The financial results of Barrow Hanley are included in the Liquid Alpha segment for the three and nine months ended September 30, 2020. The financial results of Copper Rock are included in the Liquid Alpha segment until July 24, 2020, the completion of the sale.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2020 and 2019 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2020	$1.0	$(19.2)	$(18.2)
Foreign currency translation adjustment	1.4	—	1.4
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	1.4	0.6	2.0
Balance, as of September 30, 2020	$2.4	$(18.6)	$(16.2)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2019	$1.7	$(21.5)	$(19.8)
Foreign currency translation adjustment	(0.8)	—	(0.8)
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.1)	(0.1)
Other comprehensive income (loss)	(0.8)	0.6	(0.2)
Balance, as of September 30, 2019	$0.9	$(20.9)	$(20.0)

For the three months ended September 30, 2020 and 2019, the Company reclassified $0.8 million and $0.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	(0.4)	—	(0.4)
Amortization related to derivatives securities, before tax	—	2.3	2.3
Tax impact	—	(0.6)	(0.6)
Other comprehensive income (loss)	(0.4)	1.7	1.3
Balance, as of September 30, 2020	$2.4	$(18.6)	$(16.2)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Accumulated Other Comprehensive Income (Loss) (cont.)

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
For the nine months ended September 30, 2020 and 2019, the Company reclassified $2.3 million and $2.2 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

14) Derivatives and Hedging
Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 7, Borrowings and Debt, for additional information on the debt issuances.
As of September 30, 2020, the balance recorded in accumulated other comprehensive income (loss) was $(18.6) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.8 million and $0.7 million have been reclassified for each of the three months ended September 30, 2020 and 2019, respectively. Amounts of $2.3 million and $2.2 million have been reclassified for the nine months ended September 30, 2020 and 2019, respectively. During the next twelve months the Company expects to reclassify approximately $3.3 million to interest expense.
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

15) Segments
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
•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

(1)In July 2020, the Company completed the sale of Copper Rock and announced the divestiture of Barrow Hanley. See Note 3, Divestitures and Assets and Liabilities Held for Sale, for further discussion of divestitures. The financial results of Copper Rock are included in the Liquid Alpha segment until July 24, 2020, the completion of the sale. The financial results of Barrow Hanley are included in the Liquid Alpha segment for the three and nine months ended September 30, 2020.
The Company has a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, information technology, legal, compliance and human resources. The corporate head office expenses are not allocated to the Company’s three business segments but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
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

15) Segments (cont.)
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
Segment Presentation
The following tables set forth summarized operating results for the Company's three segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s three segments for the three months ended September 30, 2020 (in millions):

	Three Months Ended September 30, 2020
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$89.0	$43.8	$47.9	$0.1	$1.6	(a)	$182.4

ENI operating expenses	37.2	15.3	15.5	5.8	12.6	(b)	86.4
Earnings before variable compensation	51.8	28.5	32.4	(5.7)	(11.0)		96.0
Variable compensation	18.0	10.1	12.3	0.8	3.3	(c)	44.5
ENI operating earnings (after variable comp)	33.8	18.4	20.1	(6.5)	(14.3)		51.5
Affiliate key employee distributions	0.8	7.3	2.9	—	—		11.0
Earnings after Affiliate key employee distributions	33.0	11.1	17.2	(6.5)	(14.3)		40.5
Net interest expense	—	—	—	(5.3)	(1.6)	(d)	(6.9)
Net investment income	—	—	—	—	6.0	(e)	6.0
Gain on sale of Affiliate	—	—	—	—	7.2	(e)	7.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	3.2	(e)	3.2
Income tax expense	—	—	—	(11.8)	(1.0)	(f)	(12.8)
Economic net income	$33.0	$11.1	$17.2	$(23.6)	$(0.5)		$37.2

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
The following table presents the financial data for the Company’s three segments for the three months ended September 30, 2019 (in millions):

	Three Months Ended September 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$93.1	$37.4	$65.2	$0.1	$2.0	(a)	$197.8

ENI operating expenses	40.8	16.1	18.5	8.3	5.5	(b)	89.2
Earnings before variable compensation	52.3	21.3	46.7	(8.2)	(3.5)		108.6
Variable compensation	18.8	7.8	15.6	1.9	—	(c)	44.1
ENI operating earnings (after variable comp)	33.5	13.5	31.1	(10.1)	(3.5)		64.5
Affiliate key employee distributions	1.5	5.0	6.1	—	—		12.6
Earnings after Affiliate key employee distributions	32.0	8.5	25.0	(10.1)	(3.5)		51.9
Net interest expense	—	—	—	(5.7)	(2.2)	(d)	(7.9)
Net investment loss	—	—	—	—	7.0	(e)	7.0
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(7.6)	(e)	(7.6)
Income tax (expense) benefit	—	—	—	(12.3)	44.3	(f)	32.0
Economic net income	$32.0	$8.5	$25.0	$(28.1)	$38.0		$75.4
The following table presents the financial data for the Company’s three segments for the nine months ended September 30, 2020 (in millions):

	Nine Months Ended September 30, 2020
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$257.9	$128.2	$147.5	$0.3	$5.8	(a)	$539.7

ENI operating expenses	109.3	47.6	52.7	19.4	0.4	(b)	229.4
Earnings before variable compensation	148.6	80.6	94.8	(19.1)	5.4		310.3
Variable compensation	52.7	29.0	36.0	2.6	17.4	(c)	137.7
ENI operating earnings (after variable comp)	95.9	51.6	58.8	(21.7)	(12.0)		172.6
Affiliate key employee distributions	2.9	20.0	8.9	—	—		31.8
Earnings after Affiliate key employee distributions	93.0	31.6	49.9	(21.7)	(12.0)		140.8
Net interest expense	—	—	—	(16.5)	(5.1)	(d)	(21.6)
Net investment income	—	—	—	—	17.3	(e)	17.3
Gain on sale of Affiliate	—	—	—	—	7.2	(e)	7.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(21.3)	(e)	(21.3)
Income tax expense	—	—	—	(31.4)	(2.3)	(f)	(33.7)
Economic net income	$93.0	$31.6	$49.9	$(69.6)	$(16.2)		$88.7

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)

The following table presents the financial data for the Company’s three segments for the nine months ended September 30, 2019 (in millions):

	Nine Months Ended September 30, 2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$277.3	$125.7	$202.8	$0.3	$6.0	(a)	$612.1

ENI operating expenses	120.4	49.4	60.0	25.4	4.8	(b)	260.0
Earnings before variable compensation	156.9	76.3	142.8	(25.1)	1.2		352.1
Variable compensation	57.6	28.0	48.1	7.5	4.6	(c)	145.8
ENI operating earnings (after variable comp)	99.3	48.3	94.7	(32.6)	(3.4)		206.3
Affiliate key employee distributions	4.1	17.1	18.6	—	—		39.8
Earnings after Affiliate key employee distributions	95.2	31.2	76.1	(32.6)	(3.4)		166.5
Net interest expense	—	—	—	(15.4)	(6.9)	(d)	(22.3)
Net investment income	—	—	—	—	25.2	(e)	25.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(9.6)	(e)	(9.6)
Income tax (expense) benefit	—	—	—	(36.9)	33.2	(f)	(3.7)
Economic net income	$95.2	$31.2	$76.1	$(84.9)	$38.5		$156.1

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
(e)Adjusted to include net investment income (loss), net income (loss) attributable to non-controlling interests in consolidated Funds, and the gain on sale of Affiliate, all of which are included in U.S. GAAP net income attributable to controlling interests.
(f)Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Also adjusted to include tax expense or benefits relating to uncertain tax positions, the tax impact of certain ENI adjustments and other unusual items that are not included in current operating results for ENI purposes.
Management fee revenue by principal geographic area is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	$134.1	$148.2	$395.9	$459.4
Non-U.S.	44.1	48.2	131.5	150.4
Management fee revenue	$178.2	$196.4	$527.4	$609.8

16) Related Party Transactions
Certain Affiliates have provided loans to Affiliate employees. At September 30, 2020 and December 31, 2019, the balance of the loans to Affiliate employees was $11.9 million and $16.1 million, respectively. These loans will be repaid by 2022.

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
•U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2020 and 2019, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2020 and 2019 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.
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
•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

(1)In July 2020, we completed the sale of Copper Rock Capital Partners LLC (“Copper Rock”) and announced the divestiture of Barrow Hanley Mewhinney & Strauss, LLC (“Barrow Hanley”), which is expected to close in the fourth quarter of 2020, see "Recent Developments" herein.
Within our three segments, we have five(1) affiliate firms to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

(1)In July 2020, we completed the sale of Copper Rock and announced divestiture of Barrow Hanley, which is expected to close in the fourth quarter of 2020. This number gives effect to these divestitures. See "Recent Developments" herein.

Our Affiliates within each business segment and their principal strategies include:
Quant & Solutions
•Acadian Asset Management LLC (“Acadian”)(1)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies.
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
(2)In July 2020, we announced the divestiture of Barrow Hanley. See "Recent Developments" herein. We have presented operational information (including AUM and flow data) including Barrow Hanley for all periods. Under U.S. GAAP, financial results continue to include Barrow Hanley until the transaction closes, which is expected to be in the fourth quarter of 2020.
(3)Accounted for under the equity method of accounting.
    Recent Developments
Divestiture of Barrow Hanley and Copper Rock
On July 24, 2020, we sold all of our equity interests in Copper Rock, a former Affiliate, to Spouting Rock Asset Management LLC. The transaction resulted in a $7.2 million gain which is reflected on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020.
On July 26, 2020, we entered into a purchase and sale agreement with Perpetual U.S. Holdings Company Inc. to sell all our interests in Barrow Hanley in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. The transaction is expected to close in the fourth quarter of 2020.
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

See Item 1A to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 11, 2020.
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees for the three months ended September 30, 2020 are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $18.0 billion, or 10% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, it excludes reimbursement of certain costs we paid on behalf of our customers and includes our share of earnings from our equity-accounted Affiliate.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2020 and 2019:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
U.S. GAAP Basis
Revenue	$182.4	$197.8	$(15.4)	$539.7	$612.1	$(72.4)
Pre-tax income from continuing operations attributable to controlling interests	50.0	43.4	6.6	122.4	159.8	(37.4)
Net income from continuing operations attributable to controlling interests	37.2	75.4	(38.2)	88.7	156.1	(67.4)
Net income attributable to controlling interests	37.2	75.4	(38.2)	88.7	156.1	(67.4)
U.S. GAAP operating margin(1)	22.2%	26.2%	(403) bps	26.1%	27.2%	(111) bps
Earnings per share, basic ($)	$0.46	$0.84	$(0.38)	$1.08	$1.68	$(0.60)
Earnings per share, diluted ($)	$0.46	$0.84	$(0.38)	$1.08	$1.68	$(0.60)
Basic shares outstanding (in millions)	80.0	90.0	(10.0)	81.8	93.0	(11.2)
Diluted shares outstanding (in millions)	80.9	90.0	(9.1)	82.1	93.1	(11.0)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$180.8	$195.8	$(15.0)	$533.9	$606.1	$(72.2)
Pre-tax economic net income(5)	49.5	49.7	(0.2)	136.3	154.5	(18.2)
Adjusted EBITDA	60.5	59.8	0.7	170.6	182.1	(11.5)
ENI operating margin(6)	36.4%	34.7%	166 bps	34.6%	34.6%	(2) bps
Economic net income(7)	37.7	37.4	0.3	104.9	117.6	(12.7)
ENI diluted EPS ($)	$0.47	$0.42	$0.05	$1.28	$1.26	$0.02

Other Operational Information
Assets under management (AUM) at period end (in billions)	$184.8	$216.8	$(32.0)	$184.8	$216.8	$(32.0)
Net client cash flows (in billions)	(1.5)	(6.2)	4.7	(2.2)	(7.6)	5.4
Annualized revenue impact of net flows (8)	(0.5)	(16.2)	15.7	(14.1)	(24.4)	10.3

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
(3)Excludes restructuring costs at the Center and Affiliates of $1.4 million and $4.8 million, costs associated with the transfer of an insurance policy from our former Parent of $0.4 million and $1.0 million, costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments of $3.2 million and $13.9 million, and the gain on sale of Copper Rock of $7.2 million and $7.2 million for the three and nine ended September 30, 2020, respectively. Excludes restructuring costs at the Center of $0.1 million and $4.6 million and costs associated with the redomicile to the U.S. of $0.9 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.
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
(8)Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distribution. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including equity-accounted Affiliate. In addition, reinvested income and distribution for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Assets Under Management" herein.
Assets Under Management
On July 24, 2020, we completed the sale of all of our equity interests in Copper Rock, a former Affiliate, to Spouting Rock. Unless specifically noted, flow information from Copper Rock is included up to June 30, 2020, but excluded thereafter, and AUM data at September 30, 2020 excludes the Copper Rock AUM.
On July 26, 2020, we entered into a purchase and sale agreement to sell our interests in Barrow Hanley to Perpetual in exchange for $319 million of cash consideration, on a cash-free, debt-free basis, subject to certain customary closing and post-closing adjustments. The transaction is expected to close in the fourth quarter of 2020. Barrow Hanley will continue to contribute to our financial results until the transaction closes. Unless specifically noted, flow information includes flows from Barrow Hanley, and AUM data at September 30, 2020 includes the Barrow Hanley AUM.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	September 30, 2020	December 31, 2019
Acadian Asset Management	$95.9	$102.2
Barrow, Hanley, Mewhinney & Strauss	44.6	51.7
Campbell Global	4.9	4.8
Copper Rock Capital Partners(1)	—	3.9
Investment Counselors of Maryland	2.3	2.4
Landmark Partners	18.1	18.3
Thompson, Siegel & Walmsley	19.0	21.1
Total assets under management	$184.8	$204.4

(1)On July 24, 2020, we completed the sale of all of our equity interests in Copper Rock to Spouting Rock.

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
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2020	December 31, 2019
U.S. equity, small/smid cap value	$5.2	$6.0
U.S. equity, mid cap value	4.0	5.3
U.S. equity, large cap value	24.5	30.2
U.S. equity, core/blend	1.9	1.9
Total U.S. equity	35.6	43.4
Global equity	34.6	40.3
International equity	54.2	54.9
Emerging markets equity	23.8	28.7
Total global / non-U.S. equity	112.6	123.9
Fixed income	12.7	13.3
Alternatives	23.9	23.8
Total assets under management	$184.8	$204.4

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	September 30, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
Sub-advisory	$36.3	19.6%	$40.5	19.8%
Corporate/Union	33.6	18.2%	38.6	18.9%
Public/Government	70.7	38.3%	75.2	36.8%
Endowment/Foundation	4.0	2.2%	5.3	2.6%
OM plc Group	1.8	1.0%	2.1	1.0%
Commingled Trust/UCITS	27.5	14.9%	30.8	15.1%
Mutual Fund	2.1	1.1%	2.2	1.1%
Other	8.8	4.8%	9.7	4.7%
Total assets under management	$184.8		$204.4

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	September 30, 2020		December 31, 2019
	AUM	% of total	AUM	% of total
U.S.	$136.8	74.0%	$148.4	72.6%
Europe	17.0	9.2%	20.1	9.8%
Asia	10.1	5.5%	12.4	6.1%
Australia	8.2	4.4%	9.4	4.6%
Other	12.7	6.9%	14.1	6.9%
Total assets under management	$184.8		$204.4

AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods include reinvested income and distributions, and exclude realizations. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash. Realizations include distributions related to the sale of alternative assets, which represent a return on investment.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2020	2019	2020	2019
Quant & Solutions
Beginning balance	$92.0	$97.6	$101.9	$85.2
Gross inflows	2.8	3.0	9.8	10.6
Gross outflows	(5.7)	(3.6)	(12.5)	(9.1)
Reinvested income and distributions	0.6	0.7	2.2	2.1
Net flows	(2.3)	0.1	(0.5)	3.6
Market appreciation (depreciation)	5.7	(2.2)	(6.0)	6.7
Ending balance	$95.4	$95.5	$95.4	$95.5
Average AUM(1)	$95.7	$96.0	$93.1	$94.1

Alternatives
Beginning balance	$24.1	$23.5	$23.8	$23.8
Gross inflows	0.8	0.6	1.6	1.3
Gross outflows	(0.1)	(0.1)	(0.3)	(0.7)
Net flows	0.7	0.5	1.3	0.6
Market depreciation	(0.2)	—	(0.2)	(0.1)
Realizations and other(2)	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$23.9	$23.2	$23.9	$23.2
Average AUM(1)	$23.9	$23.2	$24.0	$23.6

Liquid Alpha(3)
Beginning balance	$64.9	$103.9	$78.7	$97.3
Sale of Affiliate	(1.7)	—	(1.7)	—
Gross inflows	2.8	1.0	8.0	4.7
Gross outflows	(3.1)	(8.4)	(12.3)	(18.7)
Reinvested income and distributions	0.4	0.6	1.3	2.2
Net flows	0.1	(6.8)	(3.0)	(11.8)
Market appreciation (depreciation)	2.2	1.0	(8.5)	12.6
Ending balance	$65.5	$98.1	$65.5	$98.1
Average AUM	$65.2	$99.8	$67.5	$101.2
Average AUM of consolidated Affiliates	$63.0	$97.6	$65.4	$99.1

Total(4)
Beginning balance	$181.0	$225.0	$204.4	$206.3
Sale of Affiliate	(1.7)	—	(1.7)	—
Gross inflows	6.4	4.6	19.4	16.6
Gross outflows	(8.9)	(12.1)	(25.1)	(28.5)
Reinvested income and distributions	1.0	1.3	3.5	4.3
Net flows	(1.5)	(6.2)	(2.2)	(7.6)
Market appreciation (depreciation)	7.7	(1.2)	(14.7)	19.2
Realizations and other(2)	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$184.8	$216.8	$184.8	$216.8
Average AUM	$184.8	$219.0	$184.6	$218.9
Average AUM of consolidated Affiliates	$182.6	$216.8	$182.5	$216.8

Annualized basis points: inflows	41.8	33.7	37.4	34.8
Annualized basis points: outflows	34.5	30.1	39.4	34.0
Annualized revenue impact of net flows ($ in millions)	$(0.5)	$(16.2)	$(14.1)	$(24.4)

(1)Average AUM equals average AUM of consolidated Affiliates.
(2)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
(3)The following table summarizes our asset flows and market appreciation (depreciation) for the Liquid Alpha segment excluding Barrow Hanley and Copper Rock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions)	2020	2019	2020	2019
Liquid Alpha
Beginning balance	$19.1	$22.8	$23.1	$21.3
Net flows	1.1	(0.6)	0.5	(1.3)
Market appreciation (depreciation)	0.7	—	(2.7)	2.2
Ending balance	$20.9	$22.2	$20.9	$22.2
Average AUM of consolidated Affiliates	$18.0	$20.1	$17.9	$20.6
(4)The following table summarizes our total asset flows and market appreciation (depreciation) excluding Barrow Hanley and Copper Rock:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions)	2020	2019	2020	2019
Total
Beginning balance	$135.2	$143.9	$148.8	$130.3
Net flows	(0.5)	—	1.4	2.9
Market appreciation (depreciation)	6.2	(2.2)	(9.0)	8.8
Realizations and other	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$140.2	$140.9	$140.2	$140.9
Average AUM of consolidated Affiliates	$137.6	$139.3	$135.1	$138.3
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sub-advisory
Beginning balance	$34.5	$64.3	$40.5	$61.3
Sale of Affiliate	(0.2)	—	(0.2)	—
Gross inflows	1.5	0.9	5.3	3.4
Gross outflows	(1.4)	(5.7)	(5.9)	(13.5)
Reinvested income and distributions(1)	0.2	0.4	0.7	1.3
Net flows	0.3	(4.4)	0.1	(8.8)
Market appreciation (depreciation)	1.7	0.3	(4.1)	7.7
Ending balance	$36.3	$60.2	$36.3	$60.2

Institutional
Beginning balance	$136.3	$149.3	$152.0	$135.1
Sale of Affiliate	(1.4)	—	(1.4)	—
Gross inflows	4.3	3.3	12.1	11.5
Gross outflows	(7.3)	(6.0)	(17.5)	(13.7)
Reinvested income and distributions(1)	0.7	0.8	2.6	2.8
Net flows	(2.3)	(1.9)	(2.8)	0.6
Market appreciation (depreciation)	5.7	(1.4)	(9.2)	10.6
Realizations and other(2)	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$137.6	$145.2	$137.6	$145.2

Retail/Other
Beginning balance	$10.2	$11.4	$11.9	$9.9
Sale of Affiliate	(0.1)	—	(0.1)	—
Gross inflows	0.6	0.4	2.0	1.7
Gross outflows	(0.2)	(0.4)	(1.7)	(1.3)
Reinvested income and distributions(1)	0.1	0.1	0.2	0.2
Net flows	0.5	0.1	0.5	0.6
Market appreciation (depreciation)	0.3	(0.1)	(1.4)	0.9
Ending balance	$10.9	$11.4	$10.9	$11.4

Total
Beginning balance	$181.0	$225.0	$204.4	$206.3
Sale of Affiliate	(1.7)	—	(1.7)	—
Gross inflows	6.4	4.6	19.4	16.6
Gross outflows	(8.9)	(12.1)	(25.1)	(28.5)
Reinvested income and distributions(1)	1.0	1.3	3.5	4.3
Net flows	(1.5)	(6.2)	(2.2)	(7.6)
Market appreciation (depreciation)	7.7	(1.2)	(14.7)	19.2
Realizations and other(2)	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$184.8	$216.8	$184.8	$216.8

(1) Reinvested income and distributions is allocated based on consolidated total distribution rate multiplied by the beginning of period AUM of each client type.
(2)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.
Beginning balance	$132.1	$169.9	$148.4	$156.8
Sale of Affiliate	(0.5)	—	(0.5)	—
Gross inflows	4.5	2.9	14.1	10.5
Gross outflows	(5.1)	(8.8)	(16.4)	(21.0)
Reinvested income and distributions(1)	0.7	1.0	2.5	3.3
Net flows	0.1	(4.9)	0.2	(7.2)
Market appreciation (depreciation)	5.8	(0.6)	(10.4)	15.0
Realizations and other(2)	(0.7)	(0.7)	(0.9)	(0.9)
Ending balance	$136.8	$163.7	$136.8	$163.7

Non-U.S.
Beginning balance	$48.9	$55.1	$56.0	$49.5
Sale of Affiliate	(1.2)	—	(1.2)	—
Gross inflows	1.9	1.7	5.3	6.1
Gross outflows	(3.8)	(3.3)	(8.7)	(7.5)
Reinvested income and distributions(1)	0.3	0.3	1.0	1.0
Net flows	(1.6)	(1.3)	(2.4)	(0.4)
Market appreciation (depreciation)	1.9	(0.6)	(4.3)	4.2
Realizations and other(2)	—	(0.1)	(0.1)	(0.2)
Ending balance	$48.0	$53.1	$48.0	$53.1

Total
Beginning balance	$181.0	$225.0	$204.4	$206.3
Sale of Affiliate	(1.7)	—	(1.7)	—
Gross inflows	6.4	4.6	19.4	16.6
Gross outflows	(8.9)	(12.1)	(25.1)	(28.5)
Reinvested income and distributions(1)	1.0	1.3	3.5	4.3
Net flows	(1.5)	(6.2)	(2.2)	(7.6)
Market appreciation (depreciation)	7.7	(1.2)	(14.7)	19.2
Realizations and other(2)	(0.7)	(0.8)	(1.0)	(1.1)
Ending balance	$184.8	$216.8	$184.8	$216.8

(1)Reinvested income and distributions is allocated based on consolidated distribution total rate multiplied by the beginning of period AUM of each client location.
(2)Realizations include distributions related to the sale of alternative assets, and represent a return on investments. Other activity primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At September 30, 2020, our total assets under management were $184.8 billion, an increase of $3.8 billion, or 2.1%, compared to $181.0 billion at June 30, 2020 and a decrease of $(32.0) billion, or (14.8)%, compared to $216.8 billion at September 30, 2019. The change in assets under management during the three months ended September 30, 2020 reflects net market appreciation of $7.7 billion from continued market recovery, partially offset by net flows of $(1.5) billion and the sale of Copper Rock of $(1.7) billion. The change in assets under management during the nine months ended September 30, 2020 reflects net market depreciation of $(14.7) billion, driven by the COVID-19 pandemic that caused significant market disruption in the first quarter of 2020, realizations and other of $(1.0) billion, net flows of $(2.2) billion including reinvested income and distributions of $3.5 billion, and the sale of Copper Rock of $(1.7) billion.
For the three months ended September 30, 2020, our net flows were $(1.5) billion compared to $(1.7) billion for the three months ended June 30, 2020 and $(6.2) billion for the three months ended September 30, 2019. Net flows for the three months ended September 30, 2020 included $(1.0) billion related to Barrow Hanley and Copper Rock. Reinvested income and distributions of $1.0 billion, $1.2 billion and $1.3 billion are reflected in the net flows for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively. For the three months ended September 30, 2020, the annualized revenue impact of the net flows was $(0.5) million. This is compared to the annualized revenue impact of net flows of $(13.4) million for the three months ended June 30, 2020 and $(16.2) million for the three months ended September 30, 2019. Gross inflows of $6.4 billion during the three-month period yielded approximately 42 bps, and gross outflows in the same period of $(8.9) billion yielded approximately 34 bps.
For the nine months ended September 30, 2020, our net flows were $(2.2) billion compared to $(7.6) billion for the nine months ended September 30, 2019. The improvement in net flows during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to improvement of the Liquid Alpha segment. Net flows during the nine months ended September 30, 2020 included $(3.6) billion related to Barrow Hanley and Copper Rock. Reinvested income and distributions of $3.5 billion, and $4.3 billion are reflected in the net flows for the nine months ended September 30, 2020 and September 30, 2019, respectively. For the nine months ended September 30, 2020, the annualized revenue impact of the net flows was $(14.1) million compared to $(24.4) million for the nine months ended September 30, 2019 due to lower net outflows in 2020. Gross inflows of $19.4 billion in the nine months ended September 30, 2020 yielded approximately 37 bps compared to $16.6 billion yielding approximately 35 bps in the year-ago period. Gross outflows of $(25.1) billion yielded approximately 39 bps in the nine months ended September 30, 2020 compared to $(28.5) billion yielding approximately 34 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$178.2	$196.4	$(18.2)	$527.4	$609.8	$(82.4)
Performance fees	1.2	(1.9)	3.1	2.5	(6.9)	9.4
Other revenue	1.6	1.4	0.2	5.2	4.3	0.9
Consolidated Funds’ revenue	1.4	1.9	(0.5)	4.6	4.9	(0.3)
Total revenue	182.4	197.8	(15.4)	539.7	612.1	(72.4)
Compensation and benefits	109.7	108.0	1.7	284.0	332.8	(48.8)
General and administrative expense	25.4	31.7	(6.3)	77.6	95.3	(17.7)
Impairment of goodwill	—	—	—	16.4	—	16.4
Amortization of acquired intangibles	1.6	1.6	—	5.1	4.9	0.2
Depreciation and amortization	5.2	4.4	0.8	15.6	12.2	3.4
Consolidated Funds’ expense	—	0.2	(0.2)	0.2	0.4	(0.2)
Total operating expenses	141.9	145.9	(4.0)	398.9	445.6	(46.7)
Operating income	40.5	51.9	(11.4)	140.8	166.5	(25.7)
Investment income (loss)	3.9	2.3	1.6	(3.2)	11.4	(14.6)
Interest income	—	0.4	(0.4)	0.5	1.8	(1.3)
Interest expense	(6.9)	(8.3)	1.4	(22.1)	(24.1)	2.0
Gain on sale of Affiliate	7.2	—	7.2	7.2	—	7.2
Net consolidated Funds’ investment gains	2.1	4.7	(2.6)	20.5	13.8	6.7
Income from continuing operations before taxes	46.8	51.0	(4.2)	143.7	169.4	(25.7)
Income tax expense (benefit)	12.8	(32.0)	44.8	33.7	3.7	30.0
Income from continuing operations	34.0	83.0	(49.0)	110.0	165.7	(55.7)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	—	—
Net income	34.0	83.0	(49.0)	110.0	165.7	(55.7)
Net income attributable to non-controlling interests in consolidated Funds	(3.2)	7.6	(10.8)	21.3	9.6	11.7
Net income attributable to controlling interests	$37.2	$75.4	$(38.2)	$88.7	$156.1	$(67.4)

Basic earnings per share ($)	$0.46	$0.84	$(0.38)	$1.08	$1.68	$(0.60)
Diluted earnings per share ($)	0.46	0.84	(0.38)	1.08	1.68	(0.60)
Weighted average shares of common stock outstanding—basic	80.0	90.0	(10.0)	81.8	93.0	(11.2)
Weighted average shares of common stock outstanding—diluted	80.9	90.0	(9.1)	82.1	93.1	(11.0)

U.S. GAAP operating margin(1)	22.2%	26.2%		26.1%	27.2%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Statement of Operations	2020	2019	2020	2019
Net income attributable to controlling interests	$37.2	$75.4	$88.7	$156.1
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—	—	—
Net income from continuing operations attributable to controlling interests	37.2	75.4	88.7	156.1
Add: Income tax expense	12.8	(32.0)	33.7	3.7
Pre-tax income from continuing operations attributable to controlling interests	$50.0	$43.4	$122.4	$159.8
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
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 38.8 bps and 38.6 bps for the three and nine months ended September 30, 2020, respectively, and 35.9 bps and 37.6 bps for the three and nine months ended September 30, 2019, respectively. The most significant driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain segments, net catch-up fees, or disproportionate market movements.

Our average basis points by segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
Quant & Solutions	87.9	37	92.7	38	$255.3	37	$276.8	39
Alternatives	$43.2	72	$37.2	64	126.4	70	124.5	71
Liquid Alpha	47.1	30	66.5	27	145.7	30	208.5	28
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$178.2	38.8	$196.4	35.9	$527.4	38.6	$609.8	37.6
Average AUM excluding equity-accounted Affiliates	$182.6		$216.8		$182.5		$216.8
Average AUM including equity-accounted Affiliates & weighted average fee rate	$184.8	39.0	$219.0	36.2	$184.6	38.8	$218.9	37.8

(1)Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Management fees decreased $(18.2) million, or (9.3)%, from $196.4 million for the three months ended September 30, 2019 to $178.2 million for the three months ended September 30, 2020. The decrease was primarily due to lower levels of average assets under management, which is attributable to outflows in the last twelve months and market decline in the first quarter of 2020. Average assets under management excluding our equity-accounted Affiliate decreased (15.8)%, from $216.8 billion for the three months ended September 30, 2019 to $182.6 billion for the three months ended September 30, 2020, mainly due to the equity market decline during the first quarter of 2020 driven by the COVID-19 pandemic and the impact of the $(22.8) billion reallocation of several Vanguard subadvisory strategies in the fourth quarter of 2019.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Management fees decreased $(82.4) million, or (13.5)%, from $609.8 million for the nine months ended September 30, 2019 to $527.4 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in average assets under management. Average assets under management excluding equity-accounted Affiliate decreased (15.8)%, from $216.8 billion for the nine months ended September 30, 2019 to $182.5 billion for the nine months ended September 30, 2020, mainly due to the equity market decline during the nine months ended September 30, 2020 driven by the COVID-19 pandemic and the impact of the $(22.8) billion reallocation of several Vanguard subadvisory strategies in the fourth quarter of 2019.

Performance Fees
Approximately $18.0 billion, or 10% of our AUM in consolidated Affiliates, were in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Performance fees improved $3.1 million, from $(1.9) million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Performance fees improved $9.4 million, from $(6.9) million for the nine months ended September 30, 2019 to $2.5 million for the nine months ended September 30, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of September 30, 2020.
Other Revenue
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Other revenue increased $0.2 million, from $1.4 million for the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in consulting performed by an Affiliate for three months ended September 30, 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Other revenue increased $0.9 million, from $4.3 million for the nine months ended September 30, 2019 to $5.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in consulting performed by an Affiliate for the nine months ended September 30, 2020.
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

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Fixed compensation and benefits(1)	$44.0	$47.7	$135.5	$146.9
Sales-based compensation(2)	2.0	2.7	6.2	8.5
Variable compensation(3)	44.5	44.1	137.7	145.8
Affiliate key employee distributions(4)	11.0	12.6	31.8	39.8
Non-cash Affiliate key employee equity revaluations(5)	6.6	(14.7)	(31.8)	(27.7)
Amortization of pre-acquisition employee equity(6)	1.6	15.6	4.6	19.5
Total U.S. GAAP compensation and benefits expense	$109.7	$108.0	$284.0	$332.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and nine months ended September 30, 2020, $42.8 million and $132.2 million, respectively, of fixed compensation and benefits (of the $44.0 million and $135.5 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and nine months ended September 30, 2019, $46.7 million and $143.7 million, respectively, of fixed compensation and benefits (of the $47.7 million and $146.9 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Cash variable compensation	$40.8	$39.9	$125.7	$131.3
Non-cash equity-based award amortization	3.7	4.2	12.0	14.5
Total variable compensation(a)	$44.5	$44.1	$137.7	$145.8

(a)For the three and nine months ended September 30, 2020, $41.2 million and $120.3 million, respectively, of variable compensation expense (of the $44.5 million and $137.7 million above) are included within economic net income, which excludes $0.1 million and $3.5 million of variable compensation associated with restructuring at the Center and Affiliates and $3.2 million and $13.9 million of a one-time compensation arrangement entered into that includes advances against future compensation payments. For the three and nine months ended September 30, 2019, $44.1 million and $141.2 million, respectively, of variable compensation expense (of the $44.1 million and $145.8 million above) are included within economic net income, which excludes $0.1 million and $4.6 million, respectively, of variable compensation associated with restructuring at the Center.
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
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Compensation and benefits expense increased $1.7 million, or 1.6%, from $108.0 million for the three months ended September 30, 2019 to $109.7 million for the three months ended September 30, 2020. Fixed compensation and benefits decreased $(3.7) million, or (7.8)%, from $47.7 million for the three months ended September 30, 2019 to $44.0 million for the three months ended September 30, 2020, primarily reflecting cost savings from the restructuring at the Center and the Affiliates. Variable compensation increased $0.4 million, or 0.9%, from $44.1 million for the three months ended September 30, 2019 to $44.5 million for the three months ended September 30, 2020. The increase was attributable to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, offset by lower pre-variable compensation earnings during the current period. Sales-based compensation decreased $(0.7) million, or (25.9)%, from $2.7 million for the three months ended September 30, 2019 to $2.0 million for the three months ended September 30, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(1.6) million, or (12.7)%, from $12.6 million for the three months ended September 30, 2019 to $11.0 million for the three months ended September 30, 2020 as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate equity increased by $21.3 million reflecting revaluations of key employee ownership interests at our consolidated Affiliates as the value of Affiliate equity decreased $(14.7) million for the three months ended September 30, 2019 and increased $6.6 million for the three months ended September 30, 2020. Amortization of pre-acquisition equity decreased by $(14.0) million from $15.6 million for the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020 as a result of vesting of the employee equity in the prior year period.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Compensation and benefits expense decreased $(48.8) million, or (14.7)%, from $332.8 million for the nine months ended September 30, 2019 to $284.0 million for the nine months ended September 30, 2020. Fixed compensation and benefits decreased $(11.4) million, or (7.8)%, from $146.9 million for the nine months ended September 30, 2019 to $135.5 million for the nine months ended September 30, 2020, primarily reflecting cost savings from the restructuring at the Center and Affiliates. Variable compensation decreased $(8.1) million, or (5.6)%, from $145.8 million for the nine months ended September 30, 2019 to $137.7 million for the nine months ended September 30, 2020. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center and Affiliates. Sales-based compensation decreased $(2.3) million, or (27.1)%, from $8.5 million for the nine months ended September 30, 2019 to $6.2 million for the nine months ended September 30, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(8.0) million, or (20.1)%, from $39.8 million for the nine months ended September 30, 2019 to $31.8 million for the nine months ended September 30, 2020, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate equity decreased by $(4.1) million, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(27.7) million for the nine months ended September 30, 2019 and decreased $(31.8) million for the nine months ended September 30, 2020. Amortization of pre-acquisition equity decreased $(14.9) million, or (76.4)% from $19.5 million for the nine months ended September 30, 2019 to $4.6 million for the nine months ended September 30, 2020, as a result of vesting of the employee equity in the prior year period.

General and Administrative Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: General and administrative expense decreased $(6.3) million, or (19.9)%, from $31.7 million for the three months ended September 30, 2019 to $25.4 million for the three months ended September 30, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: General and administrative expense decreased $(17.7) million, or (18.6)%, from $95.3 million for the nine months ended September 30, 2019 to $77.6 million for the nine months ended September 30, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates.
Impairment of Goodwill
Three months ended September 30, 2020 compared to three months ended September 30, 2019: No goodwill impairment charge was recorded in either the three months ended September 30, 2019 or 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: No goodwill impairment charge was recorded in the nine months ended September 30, 2019. Impairment of goodwill was $16.4 million for the nine months ended September 30, 2020. The increase was the result of an impairment charge recorded for the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in the nine months ended September 30, 2020. In the first half of 2020, we performed a quantitative impairment test of Copper Rock due to the decline in assets under management and the fair value of the Copper Rock reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $16.4 million for the nine months ended September 30, 2020. In July 2020, we completed the sale of our equity interests in Copper Rock to Spouting Rock. See "Recent Developments" herein.
Amortization of Acquired Intangibles Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended September 30, 2019 and $1.6 million for the three months ended September 30, 2020. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Amortization of acquired intangibles expense increased $0.2 million, or 4.1%, from $4.9 million for the nine months ended September 30, 2019 to $5.1 million for the nine months ended September 30, 2020. This account primarily reflects the amortization of intangible assets acquired in the Copper Rock and Landmark transactions.
Depreciation and Amortization Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Depreciation and amortization expense increased $0.8 million, or 18.2%, from $4.4 million for the three months ended September 30, 2019 to $5.2 million for the three months ended September 30, 2020. The increase was primarily due to additional software and technology investments in the business.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Depreciation and amortization expense increased $3.4 million, or 27.9%, from $12.2 million for the nine months ended September 30, 2019 to $15.6 million for the nine months ended September 30, 2020. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income; and
iii.interest expense.
Investment Income
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Investment income increased $1.6 million, from $2.3 million for the three months ended September 30, 2019 to $3.9 million for the three months ended September 30, 2020, reflecting an increase in returns in the current period generated by seed capital investments as the market recovered from declines in the first quarter of 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Investment income decreased $(14.6) million, from $11.4 million for the nine months ended September 30, 2019 to $(3.2) million for the nine months ended September 30, 2020. The decrease is primarily due to unrealized losses on seed investments driven by the market decline in the first quarter of 2020, which was partially offset by unrealized gains in the second and third quarters of 2020 as the market recovered.
Interest Income

Three months ended September 30, 2020 compared to three months ended September 30, 2019: Interest income decreased $(0.4) million, from $0.4 million for the three months ended September 30, 2019 to $0.0 million for the three months ended September 30, 2020. The decrease was due to decreases in short-term investment returns in the quarter.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Interest income decreased $(1.3) million, from $1.8 million for the nine months ended September 30, 2019 to $0.5 million for the nine months ended September 30, 2020. The decrease was due to lower average cash balances and decreases in short-term investment returns in 2020.
Interest Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Interest expense decreased $(1.4) million, or (16.9)%, from $8.3 million for the three months ended September 30, 2019 to $6.9 million for the three months ended September 30, 2020, reflecting a lower quarterly average balance in 2020 on our revolving credit and non-recourse seed capital facilities. We repaid the balance on our non-recourse seed capital facility, and paid down a portion of the balance on our revolving credit facility in the three months ended September 30, 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Interest expense decreased $(2.0) million, or (8.3)%, from $24.1 million for the nine months ended September 30, 2019 to $22.1 million for the nine months ended September 30, 2020, primarily reflecting a lower balance drawn on the non-recourse seed capital and revolving credit facilities in the current year. We repaid the balance on our non-recourse seed capital facility, and paid down a portion of the balance on our revolving credit facility in the nine months ended September 30, 2020.

U.S. GAAP Income Tax Expense (Benefit)
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains numerous income tax provisions including some that are effective retroactively. Our Condensed Consolidated Balance Sheet reflects the benefit of a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020. This provision will allow us to utilize more of the deferred tax asset related to IRC Section 163(j). We have assessed the CARES Act and at this time do not expect any other provisions of the CARES Act to have a material impact to our financial statements.
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Income tax expense (benefit) increased $44.8 million, from a benefit of $(32.0) million for the three months ended September 30, 2019 to an expense of $12.8 million for the three months ended September 30, 2020. The increase in income tax expense relates to the reductions to liabilities for uncertain tax positions and the revaluation of certain deferred tax assets in connection with the Redomestication in the three months ended September 30, 2019 that did not occur in the three months ended September 30, 2020, In addition, the gain from the disposition of Copper Rock also contributed to the increase in income tax expense in the three months ended September 30, 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Income tax expense increased $30.0 million, from $3.7 million for the nine months ended September 30, 2019 to $33.7 million for the nine months ended September 30, 2020. The increase in income tax expense relates to the reductions to liabilities for uncertain tax positions and the revaluation of certain deferred tax assets in connection with the Redomestication in the nine months ended September 30, 2019 that did not occur in the nine months ended September 30, 2020. This increase is partially offset by a decrease in income from continuing operations as of September 30, 2020 as compared to September 30, 2019.
Gain on Sale of Affiliate
Three months ended September 30, 2020 compared to three months ended September 30, 2019: No gain on sale of Affiliate was recorded in the three months ended September 30, 2019. Gain on sale of Affiliate was $7.2 million for the three months ended September 30, 2020, representing our gain on the sale of our equity interests in Copper Rock.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: No gain on sale of an Affiliate was recorded in the nine months ended September 30, 2019. Gain on sale of Affiliate was $7.2 million for the nine months ended September 30, 2020, representing our gain on the sale of our equity interests in Copper Rock.

U.S. GAAP Consolidated Funds
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Consolidated Funds’ revenue decreased $(0.5) million, from $1.9 million for the three months ended September 30, 2019 to $1.4 million for the three months ended September 30, 2020. Consolidated Funds’ expense decreased $(0.2) million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net consolidated Funds’ investment gain (loss) decreased $(2.6) million, from $4.7 million for the three months ended September 30, 2019 to $2.1 million for the three months ended September 30, 2020. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Consolidated Funds’ revenue decreased $(0.3) million, from $4.9 million for the nine months ended September 30, 2019 to $4.6 million for the nine months ended September 30, 2020. Consolidated Funds’ expense decreased $(0.2) million, from $0.4 million for the nine months ended September 30, 2019 to $0.2 million for the nine months ended September 30, 2020. Net consolidated Funds’ investment gain (loss) increased $6.7 million, from $13.8 million for the nine months ended September 30, 2019 to $20.5 million for the nine months ended September 30, 2020. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2020 and 2019. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Numerator: Operating income	$40.5	$51.9	$140.8	$166.5
Denominator: Total revenue	$182.4	$197.8	$539.7	$612.1
U.S. GAAP operating margin(1)	22.2%	26.2%	26.1%	27.2%

Numerator: Total operating expenses(2)	$141.9	$145.7	$398.7	$445.2
Denominator: Management fee revenue	$178.2	$196.4	$527.4	$609.8
U.S. GAAP operating expense / management fee revenue(3)	79.6%	74.2%	75.6%	73.0%

Numerator: Variable compensation	$44.5	$44.1	$137.7	$145.8
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$94.6	$106.9	$305.9	$347.6
U.S. GAAP variable compensation ratio(3)	47.0%	41.3%	45.0%	41.9%

Numerator: Affiliate key employee distributions	$11.0	$12.6	$31.8	$39.8
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$50.1	$62.8	$168.2	$201.8
U.S. GAAP Affiliate key employee distributions ratio(3)	22.0%	20.1%	18.9%	19.7%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 21.6% for the three months ended September 30, 2020, 25.6% for the three months ended September 30, 2019, 25.5% for the nine months ended September 30, 2020, and 26.7% for the nine months ended September 30, 2019.
(2)Excludes consolidated Funds expense of $0.0 million for the three months ended September 30, 2020, $0.2 million for the three months ended September 30, 2019, $0.2 million for the nine months ended September 30, 2020 and $0.4 million for the nine months ended September 30, 2019.
(3)Excludes the effect of Funds consolidation for the three and nine months ended September 30, 2020 and 2019.
(4)Excludes consolidated Funds revenue of $1.4 million for the three months ended September 30, 2020, $1.9 million for the three months ended September 30, 2019, $4.6 million for the nine months ended September 30, 2020 and $4.9 million for the nine months ended September 30, 2019.

(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Operating income	$40.5	$51.9	$140.8	$166.5
Affiliate key employee distributions	11.0	12.6	31.8	39.8
Operating income of consolidated Funds	(1.4)	(1.7)	(4.4)	(4.5)
Operating income before Affiliate key employee distributions	50.1	62.8	168.2	201.8
Variable compensation	44.5	44.1	137.7	145.8
Operating income before variable compensation and Affiliate key employee distributions	$94.6	$106.9	$305.9	$347.6
Effects of Inflation
For the three and nine months ended September 30, 2020 and 2019, inflation did not have a material effect on our consolidated results of operations.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2020 and 2019
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2020	2019	2020	2019
U.S. GAAP net income attributable to controlling interests		$37.2	$75.4	$88.7	$156.1
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	6.6	(14.7)	(31.8)	(27.7)
ii.	Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	3.2	17.2	26.1	24.4
iii.	Capital transaction costs	0.1	0.9	0.6	2.5
iv.	Seed/Co-investment (gains) losses and financings(1)	(8.2)	1.9	6.4	(11.1)
v.	Tax benefit of goodwill and acquired intangibles deductions	2.2	2.4	6.8	7.1
vi.	Discontinued operations, restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(2)	(2.2)	1.0	12.6	6.6
vii.	ENI tax normalization	(1.3)	(44.9)	(0.7)	(41.7)
Tax effect of above adjustments, as applicable(3)		0.1	(1.8)	(3.8)	1.4
Economic net income		$37.7	$37.4	$104.9	$117.6

(1)The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2020 and 2019 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Seed/Co-investment (gains) losses	$(9.7)	$(0.3)	$1.7	$(18.0)
Financing costs:
Seed/Co-investment average balance	93.3	141.9	107.4	144.9
Blended interest rate*	6.0%	6.2%	5.8%	6.3%
Financing costs	1.5	2.2	4.7	6.9
Net seed/co-investment (gains) losses and financing	$(8.2)	$1.9	$6.4	$(11.1)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(2)The three months ended September 30, 2020 includes $1.4 million of restructuring costs at the Center and Affiliates, $0.4 million costs associated with the transfer of an insurance policy from our former Parent, $3.2 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the gain on sale of Copper Rock of $7.2 million. The nine months ended September 30, 2020 includes $4.8 million of restructuring costs at the Center and Affiliates, $1.0 million costs associated with the transfer of an insurance policy from our former Parent, $13.9 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payment, and the gain on sale of Copper Rock of $7.2 million. The three months ended September 30, 2019 includes $0.1 million of restructuring costs at the Center and $0.9 million associated with the redomicile to the U.S. The nine months ended September 30, 2019 includes $4.6 million of restructuring costs at the Center and $2.0 million associated with the redomicile to the U.S.
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

    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP revenue	$182.4	$197.8	$539.7	$612.1
Include investment return on equity-accounted Affiliate	0.9	0.8	2.1	2.1
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.4)	(1.9)	(4.6)	(4.9)
Exclude Fund expenses reimbursed by customers	(1.1)	(0.9)	(3.3)	(3.2)
ENI revenue	$180.8	$195.8	$533.9	$606.1

The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Management fees(1)	$178.2	$196.4	$527.4	$609.8
Performance fees(2)	1.2	(1.9)	2.5	(6.9)
Other income, including equity-accounted Affiliate(3)	1.4	1.3	4.0	3.2
ENI revenue	$180.8	$195.8	$533.9	$606.1

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $0.9 million and $0.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively. For the nine months ended September 30, 2020 and September 30, 2019, our earnings from our equity-accounted Affiliate were $2.1 million and $2.1 million, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP other revenue	$1.6	$1.4	$5.2	$4.3
Earnings from equity-accounted Affiliate	0.9	0.8	2.1	2.1
Exclude Fund expenses reimbursed by customers	(1.1)	(0.9)	(3.3)	(3.2)
ENI other income	$1.4	$1.3	$4.0	$3.2

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP operating expense	$141.9	$145.9	$398.9	$445.6
Less: items excluded from economic net income
Amortization of pre-acquisition employee equity	(1.6)	(15.6)	(4.6)	(19.5)
Non-cash key employee equity and profit interest revaluations	(6.6)	14.7	31.8	27.7
Goodwill impairment and amortization of acquired intangible assets	(1.6)	(1.6)	(21.5)	(4.9)
Capital transaction costs	—	(0.9)	(0.2)	(2.5)
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(5.0)	(1.0)	(19.8)	(6.6)
Fund expenses reimbursed by customers	(1.1)	(0.9)	(3.3)	(3.2)
Funds’ operating expense	—	(0.2)	(0.2)	(0.4)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(41.2)	(44.1)	(120.3)	(141.2)
Affiliate key employee distributions	(11.0)	(12.6)	(31.8)	(39.8)
ENI operating expense	$73.8	$83.7	$229.0	$255.2

(1)The three months ended September 30, 2020 includes $1.4 million of restructuring costs at the Center and Affiliates, $0.4 million costs associated with the transfer of an insurance policy from our former Parent, and $3.2 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The nine months ended September 30, 2020 includes $4.8 million of restructuring costs at the Center and Affiliates, $1.0 million costs associated with the transfer of an insurance policy from our former Parent, and $13.9 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended September 30, 2019 includes $0.1 million of restructuring costs at the Center and $0.9 million costs associated with the redomicile to the U.S. The nine months ended September 30, 2019 includes $4.6 million of restructuring costs at the Center and $2.0 million associated with the redomicile to the U.S.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Fixed compensation & benefits(1)	$42.8	$46.7	$132.2	$143.7
General and administrative expenses(2)	25.8	32.6	81.2	99.3
Depreciation and amortization	5.2	4.4	15.6	12.2
ENI operating expense	$73.8	$83.7	$229.0	$255.2

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2020 and 2019 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Total U.S. GAAP compensation and benefits expense	$109.7	$108.0	$284.0	$332.8
Amortization of pre-acquisition employee equity	(1.6)	(15.6)	(4.6)	(19.5)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(6.6)	14.7	31.8	27.7
Sales-based compensation reclassified to ENI general & administrative expenses	(2.0)	(2.7)	(6.2)	(8.5)
Affiliate key employee distributions	(11.0)	(12.6)	(31.8)	(39.8)
Compensation related to restructuring expenses and the impact of a one-time arrangement that includes advances against future compensation payments(a)	(3.4)	(0.1)	(17.4)	(4.6)
Variable compensation	(41.2)	(44.1)	(120.3)	(141.2)
Fund expenses reimbursed by customers	(1.1)	(0.9)	(3.3)	(3.2)
ENI fixed compensation and benefits	$42.8	$46.7	$132.2	$143.7

(a)The three months ended September 30, 2020 includes $0.2 million of restructuring costs at the Center and $3.2 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The nine months ended September 30, 2020 includes $3.5 million of restructuring costs at the Center and Affiliates and $13.9 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended September 30, 2019 includes $0.1 million of restructuring costs at the Center. The nine months ended September 30, 2019 includes $4.6 million of restructuring costs at the Center.

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP general and administrative expense	$25.4	$31.7	$77.6	$95.3
Sales-based compensation	2.0	2.7	6.2	8.5
Capital transaction costs	—	(0.9)	(0.2)	(2.5)
Restructuring costs	(1.6)	(0.9)	(2.4)	(2.0)
ENI general and administrative expense	$25.8	$32.6	$81.2	$99.3
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2020 and 2019. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Numerator: ENI operating earnings(1)	$65.8	$68.0	$184.6	$209.7
Denominator: ENI revenue	$180.8	$195.8	$533.9	$606.1
ENI operating margin(2)	36.4%	34.7%	34.6%	34.6%

Numerator: ENI operating expense	$73.8	$83.7	$229.0	$255.2
Denominator: ENI management fee revenue(3)	$178.2	$196.4	$527.4	$609.8
ENI operating expense ratio(4)	41.4%	42.6%	43.4%	41.8%

Numerator: ENI variable compensation	$41.2	$44.1	$120.3	$141.2
Denominator: ENI earnings before variable compensation(1)(5)	$107.0	$112.1	$304.9	$350.9
ENI variable compensation ratio(6)	38.5%	39.3%	39.5%	40.2%

Numerator: Affiliate key employee distributions	$11.0	$12.6	$31.8	$39.8
Denominator: ENI operating earnings(1)	$65.8	$68.0	$184.6	$209.7
ENI Affiliate key employee distributions ratio(7)	16.7%	18.5%	17.2%	19.0%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP operating income	$40.5	$51.9	$140.8	$166.5
Include earnings from equity-accounted Affiliate	0.9	0.8	2.1	2.1
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	6.6	(14.7)	(31.8)	(27.7)
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	3.2	17.2	26.1	24.4
Capital transaction costs	—	0.9	0.2	2.5
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(a)	5.0	1.0	19.8	6.6
Affiliate key employee distributions	11.0	12.6	31.8	39.8
Variable compensation	41.2	44.1	120.3	141.2
Funds’ operating income	(1.4)	(1.7)	(4.4)	(4.5)
ENI earnings before variable compensation	107.0	112.1	304.9	350.9
Less: ENI variable compensation	(41.2)	(44.1)	(120.3)	(141.2)
ENI operating earnings	65.8	68.0	184.6	209.7
Less: ENI Affiliate key employee distributions	(11.0)	(12.6)	(31.8)	(39.8)
ENI earnings after Affiliate key employee distributions	$54.8	$55.4	$152.8	$169.9

(a)The three months ended September 30, 2020 includes $1.4 million of restructuring costs at the Center and Affiliates, $0.4 million costs associated with the transfer of an insurance policy from our former Parent, and $3.2 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The nine months ended September 30, 2020 includes $4.8 million of restructuring costs at the Center and Affiliates, $1.0 million costs associated with the transfer of an insurance policy from our former Parent, and $13.9 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. The three months ended September 30, 2019 includes $0.1 million of restructuring costs at the Center and $0.9 million associated with the redomicile to the U.S. The nine months ended September 30, 2019 includes $4.6 million of restructuring costs at the Center and $2.0 million associated with the redomicile to the U.S.

(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 21.6% for the three months ended September 30, 2020, 25.6% for the three months ended September 30, 2019, 25.5% for the nine months ended September 30, 2020, and 26.7% for the nine months ended September 30, 2019.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Pre-tax economic net income(1)	$49.5	$49.7	$136.3	$154.5
Intercompany interest expense deductible for U.S. tax purposes	—	(2.2)	—	(35.4)
Taxable economic net income	49.5	47.5	136.3	119.1
Taxes at the U.S. federal and state statutory rates(2)	(13.5)	(13.0)	(37.2)	(32.6)
Other reconciling tax adjustments	1.7	0.7	5.8	(4.3)
Tax on economic net income	(11.8)	(12.3)	(31.4)	(36.9)
Add back intercompany interest expense previously excluded	—	2.2	—	35.4
Economic net income	$37.7	$37.4	$104.9	$117.6
Economic net income effective tax rate(3)	23.8%	24.7%	23.0%	23.9%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
U.S. GAAP interest income	$—	$0.4	$0.5	$1.8
U.S. GAAP interest expense	(6.9)	(8.3)	(22.1)	(24.1)
U.S. GAAP net interest expense	(6.9)	(7.9)	(21.6)	(22.3)
Other ENI interest expense exclusions(a)	1.6	2.2	5.1	6.9
ENI net interest expense	(5.3)	(5.7)	(16.5)	(15.4)
ENI earnings after Affiliate key employee distributions(b)	54.8	55.4	152.8	169.9
Pre-tax economic net income	$49.5	$49.7	$136.3	$154.5

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
•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S., global, non-U.S. and emerging markets equities, as well as fixed income.

(1)In July 2020, we completed the sale of Copper Rock and announced the divestiture of Barrow Hanley, expected to close in the fourth quarter of 2020. See "Recent Developments" herein.
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

    Segment ENI Revenue

The following table identifies the components of segment ENI revenue for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$87.9	$43.2	$47.1	$—	$178.2	$92.7	$37.2	$66.5	$—	$196.4
Performance fees	1.2	—	—	—	1.2	0.4	(0.2)	(2.1)	—	(1.9)
Other income, including equity-accounted subsidiaries	(0.1)	0.6	0.8	0.1	1.4	—	0.4	0.8	0.1	1.3
ENI revenue	$89.0	$43.8	$47.9	$0.1	$180.8	$93.1	$37.4	$65.2	$0.1	$195.8
The following table identifies the components of segment ENI revenue for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$255.3	$126.4	$145.7	$—	$527.4	$276.8	$124.5	$208.5	$—	$609.8
Performance fees	2.7	—	(0.2)	—	2.5	0.5	0.4	(7.8)	—	(6.9)
Other income, including equity-accounted subsidiaries	(0.1)	1.8	2.0	0.3	4.0	—	0.8	2.1	0.3	3.2
ENI revenue	$257.9	$128.2	$147.5	$0.3	$533.9	$277.3	$125.7	$202.8	$0.3	$606.1
Quant & Solutions Segment ENI Revenue
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Quant & Solutions ENI revenue decreased $(4.1) million, or (4.4)%, from $93.1 million for three months ended September 30, 2019 to $89.0 million for the three months ended September 30, 2020. The decrease was attributable to (5.2)% lower management fees driven by lower average AUM primarily resulting from the equity market decline in the first quarter of 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Quant & Solutions ENI revenue decreased $(19.4) million, or (7.0)%, from $277.3 million for the nine months ended September 30, 2019 to $257.9 million for the nine months ended September 30, 2020. The decrease was attributable to (7.8)% lower management fees, driven by lower average AUM primarily resulting from the equity market decline in the current year.

Alternatives Segment ENI Revenue
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Alternatives ENI revenue increased $6.4 million, or 17.1%, from $37.4 million for three months ended September 30, 2019 to $43.8 million for the three months ended September 30, 2020. The increase was attributable to 16.1% higher management fees resulting from inflows and change in net catch-up fees.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Alternatives ENI revenue increased $2.5 million, or 2.0%, from $125.7 million for the nine months ended September 30, 2019 to $128.2 million for the nine months ended September 30, 2020. The increase was attributable to inflows and change in net catch-up fees.
Liquid Alpha Segment ENI Revenue
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Liquid Alpha ENI revenue decreased $(17.3) million, or (26.5)%, from $65.2 million for three months ended September 30, 2019 to $47.9 million for the three months ended September 30, 2020. The decrease was attributable to (29.2)% lower management fees driven by lower average AUM resulting from the equity market decline and net outflows over the last twelve months, as well as the Vanguard reallocation in the fourth quarter of 2019. The change in performance fees was primarily due to fulcrum fees recorded in the three months ended September 30, 2019 that did not repeat in the three months ended September 30, 2020.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Liquid Alpha ENI revenue decreased $(55.3) million, or (27.3)%, from $202.8 million for the nine months ended September 30, 2019 to $147.5 million for the nine months ended September 30, 2020. The decrease was attributable to (30.1)% lower management fees, driven by lower average AUM resulting from the equity market decline and net outflows over the last twelve months, as well as the Vanguard reallocation in the fourth quarter of 2019. The change in performance fees was primarily due to fulcrum fees recorded in nine months ended September 30, 2019 that did not repeat in the nine months ended September 30, 2020.

    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$18.5	$10.9	$10.9	$2.5	$42.8	$20.4	$10.8	$11.9	$3.6	$46.7
G&A	14.3	3.9	4.5	3.1	25.8	16.5	5.0	6.5	4.6	32.6
Depreciation and amortization	4.4	0.5	0.1	0.2	5.2	3.9	0.3	0.1	0.1	4.4
Total ENI Operating Expenses	$37.2	$15.3	$15.5	$5.8	$73.8	$40.8	$16.1	$18.5	$8.3	$83.7
Variable compensation	18.0	10.1	12.3	0.8	41.2	18.8	7.8	15.6	1.9	44.1
Affiliate key employee distributions	0.8	7.3	2.9	—	11.0	1.5	5.0	6.1	—	12.6
Total Expenses	$56.0	$32.7	$30.7	$6.6	$126.0	$61.1	$28.9	$40.2	$10.2	$140.4
The following table identifies the components of segment ENI expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$54.1	$33.6	$35.9	$8.6	$132.2	$60.3	$33.2	$38.5	$11.7	$143.7
G&A	41.5	12.8	16.5	10.4	81.2	49.3	15.5	21.1	13.4	99.3
Depreciation and amortization	13.7	1.2	0.3	0.4	15.6	10.8	0.7	0.4	0.3	12.2
Total ENI Operating Expenses	$109.3	$47.6	$52.7	$19.4	$229.0	$120.4	$49.4	$60.0	$25.4	$255.2
Variable compensation	52.7	29.0	36.0	2.6	120.3	57.6	28.0	48.1	7.5	141.2
Affiliate key employee distributions	2.9	20.0	8.9	—	31.8	4.1	17.1	18.6	—	39.8
Total Expenses	$164.9	$96.6	$97.6	$22.0	$381.1	$182.1	$94.5	$126.7	$32.9	$436.2

Quant & Solutions Segment ENI Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Quant & Solutions ENI operating expense decreased $(3.6) million, or (8.8)%, from $40.8 million for the three months ended September 30, 2019 to $37.2 million for the three months ended September 30, 2020. The decrease was driven by (9.3)% lower ENI fixed compensation and benefits expense resulting from headcount reduction, and (13.3)% lower ENI general and administrative expense resulting from cost saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (4.3)%, as a result of change in the mix of cash and non-cash variable compensation. Affiliate key employee distributions attributable to Quant & Solutions decreased (46.7)%, primarily due to the leveraged nature of the profit-sharing agreement.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Quant & Solutions ENI operating expense decreased $(11.1) million, or (9.2)%, from $120.4 million for the nine months ended September 30, 2019 to $109.3 million for the nine months ended September 30, 2020. The decrease was driven by (10.3)% lower ENI fixed compensation and benefits expense resulting from headcount reduction, and (15.8)% lower ENI general and administrative expense resulting from cost saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (8.5)%, as a result of lower earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions decreased (29.3)%, primarily due to lower Quant & Solutions ENI earnings after variable compensation.
Alternatives Segment ENI Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Alternatives ENI operating expense decreased $(0.8) million, or (5.0)%, from $16.1 million for three months ended September 30, 2019 to $15.3 million for the three months ended September 30, 2020. The decrease was driven by (22.0)% lower ENI general and administrative related to outside services, partially offset by 0.9% higher ENI fixed compensation and benefits expense. Alternatives ENI variable compensation expense, which is based on contractual arrangements, increased 29.5%, as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Alternatives increased 46.0%, primarily driven by higher Alternatives ENI earnings after variable compensation.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Alternatives ENI operating expense decreased $(1.8) million, or (3.6)%, from $49.4 million for the nine months ended September 30, 2019 to $47.6 million for the nine months ended September 30, 2020. The decrease was driven by (17.4)% lower ENI general and administrative expense resulting from lower consulting costs. Alternatives ENI variable compensation expense, which is based on contractual arrangements, increased 3.6%, as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Alternatives increased 17.0%, primarily driven by higher Alternatives ENI earnings after variable compensation.

Liquid Alpha Segment ENI Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Liquid Alpha ENI operating expense decreased $(3.0) million, or (16.2)%, from $18.5 million for the three months ended September 30, 2019 to $15.5 million for the three months ended September 30, 2020. The decrease was driven by (8.4)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (30.8)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (21.2)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (52.5)%, primarily driven by lower Liquid Alpha ENI earnings after variable compensation.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Liquid Alpha ENI operating expense decreased $(7.3) million, or (12.2)%, from $60.0 million for the nine months ended September 30, 2019 to $52.7 million for the nine months ended September 30, 2020. The decrease was driven by (6.8)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (21.8)% lower ENI general and administrative expense resulting from cost-saving initiatives. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (25.2)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (52.2)%, primarily driven by lower Liquid Alpha ENI earnings after variable compensation.
Other ENI Expense
Three months ended September 30, 2020 compared to three months ended September 30, 2019: Other ENI operating expense decreased $(2.5) million or (30.1)%, from $8.3 million for the three months ended September 30, 2019 to $5.8 million for the three months ended September 30, 2020. The decrease was driven by (30.6)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (32.6)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (57.9)% which was driven by a reduction in headcount.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019: Other ENI operating expense decreased $(6.0) million, or (23.6)%, from $25.4 million for the nine months ended September 30, 2019 to $19.4 million for the nine months ended September 30, 2020. The decrease was driven by (26.5)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (22.4)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (65.3)% due to a reduction in headcount.

Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Cash provided by (used in)(1)(2)
Operating activities	$144.7	$(149.9)
Investing activities	26.5	(4.6)
Financing activities	(140.6)	(69.6)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Comparison for the nine months ended September 30, 2020 and 2019
Net cash provided by operating activities from continuing operations increased $294.6 million, from net cash used of $149.9 million for the nine months ended September 30, 2019 to net cash provided of $144.7 million for the nine months ended September 30, 2020, driven by the change in operating liabilities as a result of the Landmark earnout that was settled in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, net cash provided by investing activities of continuing operations increased $31.1 million, from $4.6 million used in the nine months ended September 30, 2019 to $26.5 million provided in the nine months ended September 30, 2020, driven primarily by increased sales of investment securities in the nine months ended September 30, 2020. Net cash used in financing activities of continuing operations increased $71.0 million, from $69.6 million used in the nine months ended September 30, 2019 to $140.6 million used in the nine months ended September 30, 2020, primarily due to a lower drawdown on the revolving credit facility, the pay down and termination of the non-recourse seed facility and decreased share repurchases in the nine months ended September 30, 2020 compared to 2019.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net income attributable to controlling interests	$37.2	$75.4	$88.7	$156.1
Net interest expense to third parties	6.9	7.9	21.6	22.3
Income tax expense (including tax expenses related to discontinued operations)	12.8	(32.0)	33.7	3.7
Depreciation and amortization (including intangible assets) and goodwill impairment	6.8	6.0	37.1	17.1
EBITDA	$63.7	$57.3	$181.1	$199.2
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	7.1	(14.7)	(29.6)	(27.7)
Amortization of pre-acquisition employee equity	1.6	15.6	4.6	19.5
(Gain) loss on seed and co-investments	(9.7)	(0.3)	1.7	(18.0)
Restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(2.2)	1.0	12.6	6.6
Capital transaction costs	—	0.9	0.2	2.5
Adjusted EBITDA	$60.5	$59.8	$170.6	$182.1
ENI net interest expense to third parties	(5.3)	(5.7)	(16.5)	(15.4)
Depreciation and amortization(2)	(5.7)	(4.4)	(17.8)	(12.2)
Tax on economic net income	(11.8)	(12.3)	(31.4)	(36.9)
Economic net income	$37.7	$37.4	$104.9	$117.6

(1)The three months ended September 30, 2020 includes $1.4 million of restructuring costs at the Center and Affiliates, $0.4 million costs associated with the transfer of an insurance policy from our former Parent, $3.2 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the gain on sale of Copper Rock of $7.2 million. The nine months ended September 30, 2020 includes $4.8 million of restructuring costs at the Center and Affiliates, $1.0 million costs associated with the transfer of an insurance policy from our former Parent, $13.9 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the gain on sale of Copper Rock of $7.2 million. The three months ended September 30, 2019 includes $0.1 million of restructuring costs at the Center and $0.9 million associated with the redomicile to the U.S. The nine months ended September 30, 2019 includes $4.6 million of restructuring costs at the Center and $2.0 million associated with the redomicile to the U.S.
(2)The three and nine months ended September 30, 2020 includes non-cash equity-based award amortization expense.
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

    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. We also expect to realize future proceeds from the sale of our equity interest in Barrow Hanley during the fourth quarter of 2020. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	September 30, 2020	December 31, 2019	Interest rate	Maturity
Third party borrowings:
Revolving credit facility(1)	$80.0	$140.0	LIBOR + 1.50% plus 0.20% commitment fee	August 22, 2022
4.80% Senior Notes Due 2026	272.7	272.4	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.5	121.4	5.125%	August 1, 2031
Total third party borrowings	$474.2	$533.8
Non-recourse borrowing:
Non-recourse seed capital facility(2)	—	35.0	LIBOR + 1.55% plus 0.95% commitment fee	N/A
Total non-recourse borrowing	$—	$35.0
Total borrowings	$474.2	$568.8

(1)We entered into an amendment on September 3, 2020 to the revolving credit facility to reduce the revolving credit facility to $150 million upon the consummation of sale of our equity interests in Barrow Hanley.
(2)We paid down and terminated the non-recourse seed capital facility set to expire on January 15, 2021 in the third quarter.
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
On September 3, 2020, we along with the Royal Bank of Canada, BMO Harris Bank, N.A., Bank of China, New York Branch, Wells Fargo Bank, National Association, Barclays Bank PLC, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into an amendment (the “Amendment”) to the Revolving Credit Agreement dated as of August 20, 2019 (the “Credit Agreement”). The Amendment includes changes to the Credit Agreement to permit the sale of the Company's equity interests in Barrow Hanley (the “Barrow Hanley Sale”). Under the Credit Agreement, the Barrow Hanley Sale required consent of the Lenders given that Barrow Hanley accounted for more than 10% of our consolidated Adjusted EBITDA. The Amendment provides that, effective immediately upon the consummation of the Barrow Hanley Sale, the Lenders commitments under the Credit Agreement shall be $150 million.
Under the Credit Facility, the ratio of third party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At September 30, 2020, our ratio of third party borrowings to trailing twelve months Adjusted EBITDA was 2.0x and our interest coverage ratio was 8.1x.
At September 30, 2020, our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 1.5x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%.
Non-recourse seed capital facility
In July 2017, we entered into a non-recourse seed capital facility collateralized by our seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At September 30, 2020, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. During the three months ended September 30, 2020, we paid down and terminated the non-recourse seed capital facility that was set to expire on January 15, 2021. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of September 30, 2020, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	September 30, 2020	December 31, 2019
($ in millions)
Share-based payments liability	$207.6	$221.8
Affiliate profit interests liability	40.1	94.8
Employee equity	247.7	316.6
Voluntary deferral plan liability	65.8	88.3
Total(1)	$313.5	$404.9

(1)Total other compensation liabilities excludes balance of Affiliate other compensation liabilities classified as held for sale on the Condensed Consolidated Balance Sheet. See discussion of Divestitures and Held for Sale in Note 3 of the accompanying Condensed Consolidated Financial Statements.
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
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our pending divestiture of Barrow Hanley, including the expected timing for the closing of the divestiture, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliates or particular segments, our expected future net cash flows, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows,and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020, in our Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on May 11, 2020 and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses September 30, 2020 ending AUM and management fee rates as the basis for management fee revenue calculations. On July 24 2020, we completed the sale of all of our equity interests in Copper Rock to Spouting Rock. Accordingly, Copper Rock is not included in AUM as of September 30, 2020. On July 26, 2020, we entered into a purchase and sale agreement to sell our interests in Barrow Hanley to Perpetual. The transaction is expected to close in the fourth quarter of 2020. Barrow Hanley will be included in our AUM until the transaction closes.With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2020. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2020.
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
The value of our assets under management was $184.8 billion as of September 30, 2020. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $72.1 million based on our current weighted average fee rate of approximately 39.0 basis points, including our equity-accounted Affiliate. Approximately $18.5 billion, or 10%, of our AUM, including our equity-accounted Affiliate, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $0.9 million impact to our gross performance fees based on our trailing twelve month performance fees of $9.3 million as of September 30, 2020. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $26.6 million in our post-tax economic net income, given our current cost structure and operating model.
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

•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $148.2 billion of equity assets under management to increase or decrease by $14.8 billion, resulting in a change in annualized management fee revenue of $52.3 million and an annual change in post-tax economic net income of approximately $19.9 million, given our current cost structure, operating model, and weighted average fee rate of 35 basis points at the mix of strategies as of September 30, 2020. Approximately $12.5 billion, or 8%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $91.2 billion of foreign currency denominated AUM to increase or decrease by $9.1 billion, resulting in a change in annualized management fee revenue of $35.8 million and an annual change in post-tax economic net income of $13.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of September 30, 2020. Approximately $11.5 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $12.7 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 19 basis points, annualized management fees would change by $2.4 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of September 30, 2020.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $80.0 million as of September 30, 2020. We currently do not hedge against interest rate risk. As of September 30, 2020, a hypothetical 10% change in interest rates would have resulted in a $0.3 million change to our interest expense during the nine months ended September 30, 2020.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Amendment No. 1, dated September 3, 2020, to the Revolving Credit Agreement dated August 20, 2019, among BrightSphere Investment Group Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2020.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	November 6, 2020

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)