Form 10-K
period 2020-12-31
BrightSphere Investment Group Inc.
filed 2021-03-01
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $12.46 on that date on the New York Stock Exchange, was $653,651,438. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 79,399,859 shares of the registrant’s shares of common stock outstanding on February 25, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 23, 2021 are incorporated by reference into Part III.

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

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated revenues, margins or earnings, anticipated performance of our business, expected future net cash flows and the sufficiency of capital resources, our anticipated expense levels, expectations regarding market conditions and the closing of our sale of Investment Counselors of Maryland. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliate, excluding discontinued operations. References to the “Center” refer to the holding company excluding the Affiliates and/or BrightSphere Inc., or BSUS, a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest, and references to our Affiliates’ sponsored investment entities are “Funds.” References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. References to the “Offering” refer to our initial public offering which occurred on October 8, 2014. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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

PART I
Item 1.    Business.
Overview
We are a global, diversified asset management company with $156.7 billion of assets under management as of December 31, 2020. We operate our business through our five Affiliates.
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
We have broad and deep experience in working with asset managers. Our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives.
Currently, our business comprises interests in the following Segments:

(1)On July 24, 2020, we sold all of our equity interests in Copper Rock, a former Affiliate in the Liquid Alpha segment, to Spouting Rock Asset Management LLC. On November 17, 2020, we completed the sale of all of our equity interests in Barrow Hanley, a former Affiliate in the Liquid Alpha segment, to Perpetual U.S. Holdings Company Inc. (“Perpetual”). On February 6, 2021, we entered into a definitive agreement to sell all our interests in ICM, an Affiliate in the Liquid Alpha segment. The transaction is expected to close during second quarter of 2021.
Our diversification, by Affiliate, asset class, geography and investment strategy, enhances relative earnings stability and provides multiple sources of growth for us. Collectively, our Affiliates offer 64 distinct, active investment strategies in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including forestry and secondary strategies. In addition, there is significant diversification within each of our Affiliate firms through the breadth of their respective investment capabilities. We believe our Affiliates have generated competitive absolute and relative performance returns.

Through our Affiliates, we serve a diverse investor base in the institutional and sub-advisory channels in the U.S. and around the world. These clients are highly sophisticated, value the stability and equity ownership of our Affiliates, and typically reward our Affiliates’ strong process-driven investment performance with long-term relationships and asset flows. Our sub-advisory clients also provide access to the retail and defined-contribution marketplace where decision makers take a more institutional approach to choosing asset management providers. Our Affiliates currently manage assets for non-U.S. clients in approximately 29 countries, including Australia, Canada, Ireland,, Denmark, the Netherlands, China and the United Kingdom.
Competitive Strengths
We believe our success as an asset management company is driven by the following competitive strengths:
Well-Established, Diverse Affiliates.    Through our five current Affiliates, we are well-diversified by brand, strategy and asset class, providing multiple sources of revenue and growth opportunities for our business across global market cycles, while limiting downside risk. Each Affiliate has its own brand and investment processes and generally operates in distinct asset classes. Our assets under management across Affiliates are invested in both global/non-U.S. and U.S. equities (75.9% and 7.4%, respectively) and alternative assets including forestry and secondary strategies focused in real estate, infrastructure, and private equity, as well as fixed income. We are also well-diversified by investment strategy within each asset class, with 64 distinct investment strategy composites. The breadth of our investment capabilities and distinct brand identities appeal to a wide range of clients. We have a well-diversified client base with low levels of client concentration. Our business serves over 550 institutional and sub-advisory clients, with our top 25 client relationships representing approximately 25% of run rate gross management fee revenue, including our equity-accounted Affiliate, as of December 31, 2020. Total run rate gross management fee revenue reflects the sum for each account at each of our five Affiliates, of the product of (a) assets under management in each account at December 31, 2020, multiplied by (b) the relevant management fee rate on that account. This calculation includes all accounts at our equity-accounted Affiliate.
Differentiated Model Drives Growth.    We have a two-pronged approach for successfully collaborating with our Affiliate firms. First, we align our interests with those of our Affiliates by providing Affiliate partners with equity in their own firms and through a profit-sharing structure that sets bonuses as a percentage of pre-bonus profit. This structure gives our Affiliate partners meaningful wealth creation opportunities through equity ownership and encourages investments in long-term growth while maintaining an appropriate focus on profitability, efficient capital management and risk control. Second, we offer our Affiliates financial support to grow and enhance their businesses through the investment of seed and co-investment capital to help launch new investment strategies.
Track Record of Competitive Investment Performance Across Market Cycles.    Our Affiliates have produced competitive long-term investment performance across their product offerings, generating outperformance relative to benchmarks across market cycles. Through December 31, 2020, 46 of our Affiliates’ 59 strategies that have performance benchmarks have outperformed their relevant benchmarks since inception. These strategies represent 94% of the total assets in the 59 strategies that have performance benchmarks. Investment performance is calculated on a gross basis, excluding the impact of management, administration, and performance fees. Based on our current average management fee rate, investment returns net of fees would be on average approximately 40 bps lower than gross returns (excluding products which are not benchmarked). For the rolling 10-year period ending December 31, 2020, approximately 88% of benchmarked assets have outperformed their relevant benchmarks. Our Affiliates’ four largest benchmarked investment strategies, Acadian Asset Management (AAM) Emerging Markets Equity, AAM Global Equity, Thompson, Siegel & Walmsley LLC (TSW) International, and AAM Global Managed Volatility, have each outperformed their relevant benchmarks since inception by 2.2%, 1.5%, 1.4%, and 0.2%, respectively, on an annualized basis.

Attractive Financial Model.    Our model has generated strong, recurring free cash flow to our business that we can use for growth initiatives on behalf of our Affiliates, return to shareholders through dividends and stock repurchases, repay outstanding debt obligations or in certain circumstances, use to make investments in new Affiliates. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. We earn an attractive margin on revenue enhanced by our profit-sharing model that enables us to participate directly in margin expansion as our Affiliates grow. Our U.S. GAAP operating margin was 23% for 2016 (23% excluding consolidated Funds) and 25% for 2020 (24% excluding consolidated Funds). Our comparable ENI operating margin (calculated before Affiliate key employee distributions) was 35% in 2016 and 35% in 2020 as we continued to invest in the business.

Growth Strategy
We strive to maintain and enhance the characteristics which have made our Affiliates market leaders in their areas of expertise. Growth initiatives are primarily driven by our Affiliates, who by virtue of their day to day management of their operations are able to identify new products and business opportunities. We seek to support their growth through capital deployment and strategic guidance. Our Affiliates are strong investment management firms with highly-defined and rigorous investment strategies for which there is real demand in the institutional marketplace. Our Affiliates have excellent long-term performance records and have generated strong growth through net client revenue flows. See “—Overview of Current Affiliates.”

Our Operating Model and Holding Company Activities
    Overview
We manage our business through five Affiliates, each of which operates autonomously and employs its own distinct investment processes. Our collaboration with our Affiliates primarily extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. We also encourage our Affiliates to pursue inorganic growth opportunities such as team lift outs and bolt-on acquisitions and are willing to provide strategic advice and capital support in these endeavors. We align incentives with our Affiliates through our partnership structure, which provides employee partners of our Affiliates with equity in their respective firms through an equity recycling program, and participation in established profit-sharing arrangements.
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
•Affiliate Operating Autonomy.  Affiliates retain day-to-day operating autonomy over their businesses, including decisions related to hiring, compensation, investment processes, product distribution and branding. We retain oversight through Affiliate board representation, remuneration committee participation, and certain approval rights, including approval of each Affiliate’s annual business plan.
•Affiliate Partners Have Retained Equity in their Own Firms.  Partners in each of our Affiliates own meaningful equity positions in their respective businesses. Among our consolidated Affiliates, their equity stakes generally range from approximately 20% to 40%, in some cases following a distribution preference to BSIG. We may facilitate the recycling of Affiliate equity to the next generation of Affiliate partners. When this occurs, the impact to us is generally cash-neutral.

•Profit-Share Economics.  Rather than invest in a fixed percentage of Affiliate revenues (a “revenue-share” model), Affiliate partners and we each invest in the underlying profits of their respective businesses, a model we refer to as a “profit-share” model (with the exception of ICM, which has a legacy revenue-share model that was not restructured). Distributions of profit to the Affiliate equity-holders are based on their proportionate ownership of their businesses, in some cases following a preferred return to us. In addition, bonus pools for Affiliates are typically contractually set at 25% to 35% of Affiliate pre-bonus profit. This enables us to participate in the margin increases of our Affiliates, while incentivizing Affiliate management and us to jointly support growth initiatives. For additional information on our profit-sharing model, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Economics of Our Business.”
    Collaborative Growth Initiatives
Our collaboration with Affiliates generally consists of the following:
•Seed Capital.  As of December 31, 2020, we have approximately $24 million committed to seed capital, which is currently invested in six products across four different asset classes. Our Affiliates’ use of seed capital generally falls into two categories: incubation capital and scale capital. Incubation capital is used to establish a track record for a new investment strategy. These new strategies generally take three to five years to season to the point where they are recommended by consultants or become attractive for clients. Alternatively, scale capital is used to extend a product with an established track record into a co-mingled fund, and is generally outstanding for a shorter period of time. Scale capital allows third-party clients to invest in the new fund without individually representing too substantial a percentage of the vehicle. Over $9 billion of our current AUM are in products which have been seeded by us since 2004, and our seeding program has generated an annualized internal rate of return of approximately 24% over this period, including investment returns on the seeded products and the incremental value generated by third party assets raised, including annual profits and a terminal value.
•Co-Investment Capital.  We also provide co-investment capital to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate or its employees to invest 1% to 3% of the product’s capital to align interests with those of their clients. Of our current $46 million portfolio of co-investments at fair value, 15% is managed by Campbell Global (investing in forestry), 75% is managed by Landmark Partners (investing in secondary strategies), and 11% remains managed by Heitman LLC (“Heitman”), a former Affiliate (investing in real estate). As part of the sale of our interest in Heitman to its management, we retained our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. In consideration for providing co-investment capital, which is typically illiquid for approximately seven to ten years, we receive returns on our underlying partnership investment, our proportionate share of profits on assets in the fund, and the potential for fund incentive fee allocations.
•Inorganic Growth Opportunities. We provide strategic advice and capital support to our Affiliates in pursuing inorganic growth opportunities such as team lift outs and bolt-on acquisitions when such opportunities emerge.

    Capital Management
Our asset management business generates significant, recurring free cash flow that can be re-invested in the growth-oriented strategies described above to create value for our shareholders. Strategic and efficient management of our capital underpins our approach to investing in these strategies. In particular, we believe we can generate strong returns on allocated capital by (i) providing seed capital to fund new products and strategies; (ii) committing co-investment capital to launch new fund partnerships in which our Affiliates act as the general partner; (iii) providing investment capital to support organic growth; and (iv) implementing opportunistic share repurchase programs. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2016 to December 31, 2020, we have repurchased approximately 36% of our shares.

Overview of Current Affiliates

Acadian Asset Management LLC, or Acadian ($108.1 billion in AUM as of December 31, 2020), founded in 1986, is a leading quantitative investment manager of active global, international equity, and alternative strategies. The firm pursues a fundamentally-grounded, data rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of over 43,000 securities taken from 200 global markets. Managed strategies include global, international and emerging markets equities, long/short strategies, and managed volatility strategies. Its flagship Emerging Markets Equity strategy has outperformed its benchmark, MSCI Emerging Markets (Net), by 2.2% (USD, gross of fees) on an annualized basis since its inception in 1994 through December 31, 2020.
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

Campbell Global LLC, or Campbell Global ($4.7 billion in AUM as of December 31, 2020), is a global investment manager focused on forestland. They are widely recognized as an authority on both forest management and investing. Based in Portland, Oregon, Campbell Global has more than three decades of experience in timberland management and value creation. A pioneer in the field, over the last 35 years they have managed more than 5.3 million acres (2.1 million hectares) worldwide for pension funds, endowments, foundations and other global institutional investors. At Campbell Global, responsible investing is not a box they check. It is a fundamental belief and a core practice. They remain true to the values they live by while creating exceptional value for their clients. Campbell Global takes an innovative approach to responsible investing, including developing strategies for carbon sequestration and forest restoration. Campbell Global combines ingenuity, data-supported decision making and a passion for responsible investing to deliver the best possible performance to their clients.
As of December 31, 2020, the firm employed 159 individuals and managed nearly 1.7 million acres (0.7 million hectares) in North America, Australasia, and Latin America. Campbell Global’s management team is led by Chief Executive Officer and Chairman John Gilleland and Angie Davis, President and Managing Director.  The firm has 32 investment professionals managing its investment portfolios.

Overview of Current Affiliates (cont.)

Investment Counselors of Maryland, LLC,(1) or ICM ($3.2 billion in AUM as of December 31, 2020), founded in 1972, focuses on value-driven equities and invests through a well-established, bottom-up investment process that it applies with an emphasis on small- and mid-cap companies. The firm employs a team orientation in making investment decisions. Each member of ICM’s investment team has a sector focus and is responsible for generating and analyzing ideas within that sector. The most promising investment ideas are reviewed by the entire team, and the ultimate buy/sell decisions are made by the respective portfolio manager teams.
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

(1)Accounted for under the equity method of accounting. On February 6, 2021, we entered into a definitive agreement to sell all our interests in ICM. The transaction is expected to close during second quarter of 2021.

Landmark Partners, LLC, or Landmark ($18.4 billion in AUM as of December 31, 2020), founded in 1989 and acquired by us in August 2016, specializes in secondary market transactions of private equity, real estate and infrastructure investments. The firm has one of the longest track records in the industry and is a leading source of liquidity to owners of interests in real estate, real asset, venture, mezzanine and buyout limited partnerships. Landmark has formed 34 funds over the last 31 years. These funds have been capitalized at more than $28.6 billion, which has been deployed across over 2,420 partnership interests that comprise over 29,100 underlying company and property investments.
Landmark’s investor base is mostly comprised of institutional investors including: sovereign wealth funds, public pensions, corporate pensions, insurance companies, asset managers and foundations located globally.
Landmark is led by President and Managing Partner, Timothy Haviland and Chairman and Managing Partner, Francisco Borges, supported by a team of eighteen Partners. As of December 31, 2020, Landmark employed 150 individuals across six offices in Simsbury, CT; Boston, MA; New York, NY; and Dallas, TX in the United States, together with London in the United Kingdom and a newly opened office in Hong Kong China.

Overview of Current Affiliates (cont.)

Thompson, Siegel & Walmsley LLC, or TSW ($22.3 billion in AUM as of December 31, 2020), founded in 1969, applies a value-oriented investment approach across a range of products in U.S. and international equities, fixed income and alternative investments. TSW’s singular investment objective is to outperform its benchmarks, net of fees, over rolling three- to five-year periods. TSW employs a proprietary screening process to generate focused lists of companies that are most attractive within different market capitalization ranges. The firm’s investment teams then use fundamental analysis to construct portfolios, which they believe possess catalysts that can unlock value.
TSW has a diverse client base that includes corporations, public pensions, high-net-worth families and individuals, and sub-advisory clients and has a history of providing investors with strong long-term results. The firm’s management team is led by Chief Executive Officer Frank Reichel, President John Reifsnider, and Director of Operations, Lori Anderson. The firm has 21 investment professionals managing approximately fifteen investment strategy composites.

Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels, reached through Affiliate-led sales efforts. During the year ended December 31, 2020 we repositioned our distribution strategy and discontinued supplemental distribution efforts from the Center. As a result all distribution activities are concentrated at the Affiliate level. Our Affiliates have teams of established sales and client service professionals with broad and deep relationships across the major segments of the institutional investor community. In aggregate, our Affiliates service over 550 institutional and sub-advisory clients.
The institutional channel accounts for 79% of our AUM. Within this channel, we have strong relationships in the public/government pension market (43% of our AUM) and the corporate plan market (14% of our AUM), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across segments and geographies and have various growth characteristics.
While our Affiliates market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represents 15% of our AUM. Within this channel, we manage assets for mutual funds, giving us exposure to a retail investor base and the defined contribution market. We have approximately 55 sub-advisory mandates on approximately 30 leading platforms, including Transamerica, SEI, and Strategic Advisors Inc (SAI). Our top ten sub-advisory relationships account for approximately 14% of AUM and 8% of run rate gross management fee revenue, including our equity-accounted Affiliate, and have an average tenure of over ten years.
Across our Affiliates, our client base is highly diverse with no significant concentration in our portfolio, though some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2020, our Affiliates’ top five client relationships represented 10% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 25% of run rate gross management fee revenue, including our equity-accounted Affiliate.

Total AUM:	$156.7 bn
Data as of December 31, 2020

Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Our segment reporting structure is based on our various investment strategies. We have the following business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset and managed volatility products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.

(1)On July 24, 2020, we sold all of our equity interests in Copper Rock, a former Affiliate in the Liquid Alpha segment, to Spouting Rock Asset Management LLC. On November 17, 2020, we completed the sale of all of our equity interests in Barrow Hanley, a former Affiliate in the Liquid Alpha segment, to Perpetual U.S. Holdings Company Inc. (“Perpetual”). On February 6, 2021, we entered into a definitive agreement to sell all our interests in ICM, an Affiliate in the Liquid Alpha segment. The transaction is expected to close during second quarter of 2021.
Products and Investment Performance
    Product Mix
Our Affiliates offer leading products in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including forestry and secondary strategies.
The chart below presents our assets under management by asset class and illustrates the diversification benefits of our business model. Each of the five major asset classes provides a balanced earnings stream to our business. Moreover, within our three largest asset classes of revenue — international equity, global equity and emerging markets equity — we offer a range of strategies which provide further stability to our earnings.

Total AUM: $156.7 bn
Data as of December 31, 2020
* Excludes equity-accounted Affiliate
We believe our Affiliates’ product offerings are well-positioned in areas of investor demand, and the diversity of investment style and asset class enables us to participate in growing segments of the industry in multiple investing environments. The chart below illustrates the diversity of our assets under management by asset class and Affiliate. In total, our Affiliates manage 64 strategy composites.

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
In the chart below, which measures revenue-weighted performance relative to benchmarks for the Quant & Solutions and Liquid Alpha segments over the last five years, we typically derive between 45% and 90% of our revenue from benchmarked products (which represented approximately 76% of our total AUM as of December 31, 2020) performing ahead of their respective benchmarks on a three-, five- and ten-year basis.

Data as of December 31 for the years 2016 to 2020
*Quant & Solutions assets representing 82%, 82%, 32%, 11%, and 47% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2016, 2017, 2018, 2019, and 2020, respectively.

Data as of December 31 for the years 2016 to 2020
*Liquid Alpha assets representing 23%, 53%, 34%, 43%, and 2% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2016, 2017, 2018, 2019, and 2020, respectively.
In addition to analyzing our segment performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our segments’ existing client base, we also consider the number of our segments’ at-scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as “equal-weighted,” indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2020. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.

Quant & Solutions Investment Performance*

Data as of December 31, 2020*
*    As of December 31, 2020, Quant & Solutions assets representing 47% of revenue were outperforming benchmarks on a 1- year basis.

Liquid Alpha Investment Performance*

Data as of December 31, 2020*
*    As of December 31, 2020, Liquid Alpha assets representing 2% of revenue were outperforming benchmarks on a 1- year basis.

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
Many of the organizations our Affiliates compete with offer investment strategies similar to those offered by our firms, and these organizations may have greater financial resources and distribution capabilities than we or our Affiliates are able to offer. Some of these firms offer other products and services in particular investment strategies such as passively-managed products, including exchange traded funds, that typically carry lower fee rates, as well as environmental, social, and governance (“ESG”) strategies and other developing strategies or trends. Additionally, there are limited barriers to entry for new investment managers. Our Affiliates compete with these organizations to attract and retain institutional clients and their assets based on the following primary factors:
•the investment performance records of our Affiliates’ investment strategies;
•the breadth of active investment strategies offered by our Affiliates in the asset classes in which they specialize;
•the alignment of our Affiliates’ investment strategies to the current market conditions and investment preferences of potential clients;
•the quality and reputation of the investment teams that execute the investment strategies at our Affiliates;
•the strength of our Affiliates’ and our distribution teams; and
•the strength of our Affiliates’ client service and long-term client relationships.
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

In August 2016, we completed the acquisition of Landmark Partners and in January 2018, we completed the sale of our stake in Heitman LLC (“Heitman”) to members of Heitman’s management. In July 2020, we completed the sale of Copper Rock Capital Partners LLC and in November 2020 we completed the sale of Barrow Hanley Mewhinney & Strauss, LLC. In February 2021, we entered into a definitive agreement to sell all our interests in ICM. This transaction is expected to close during second quarter of 2021. We believe these acquisitions and divestitures have resulted in a mix of Affiliates well positioned to meet the ever changing needs of asset management clients.
Employees and Human Capital
As of December 31, 2020, we had 800 full-time equivalent employees, of which 30 were employees of the Company and 770 were employees of our Affiliates. Neither the Company’s employees nor our Affiliates’ employees are represented by any collective bargaining agreements. Management considers its employee relations to be good. We believe our ability and the ability of our Affiliates to attract and retain employees is a key to our success. Accordingly, the Company and our Affiliates each strive to offer competitive compensation and employee benefits and monitor compensation and benefits to the competitive market. BrightSphere and our Affiliates are committed to pay equity for employees doing similar work, regardless of gender, race or ethnicity and comply with applicable local regulations.
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
Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section.
These risks include, among others, the following key risks:

•Our overall financial results are dependent on the ability of our Affiliates to generate earnings;

•The ability of our Affiliates to attract and retain assets under management and generate earnings is dependent on our Affiliates maintaining competitive investment performance, as well as market and other factors;

•We derive a substantial portion of our revenue from a limited number of Affiliates and investment strategies;

•Our growth strategy is dependent upon continued growth of our existing Affiliates;

•We and our Affiliates rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel;

•Reputational harm could result in a loss of assets under management and revenues for our Affiliates and us;

•Impairment of our Affiliates’ relationships with clients and/or consultants may negatively impact their businesses and our results of operations;

•Pressure on fee levels of our Affiliates and changes to their mix of assets could impact our results of operations;

•If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses;

•Our expenses are subject to fluctuations that could materially impact our results of operations;

•Investments in non-U.S. markets and in securities of non-U.S. companies may involve foreign currency exchange risk, and tax, political, social and economic uncertainties, and a reduction in assets under management associated with investments in non-U.S. equities could have a disproportionately adverse impact on our results of operations;

•Our outstanding indebtedness may impact our business and may restrict our growth and results of operations;

•Any significant limitation on the use of our facilities or the failure or security breach of our software applications or operating systems and networks, including the potential risk of cyber-attacks, could result in the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, confidential client information or personal data, damage to our reputation, additional costs, regulatory penalties and financial losses;

•The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt financial markets and our business;

•We operate in a highly regulated industry, and continually changing federal, state, local and foreign laws and regulations could materially adversely affect our business, financial condition and results of operations;

Risks Related to Affiliate Operations
Our overall financial results are dependent on the ability of our Affiliates to generate earnings.
Substantially all of our revenue generation is dependent on our Affiliates, who are registered investment advisers under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and who receive the majority of their fees based on the values of assets under management. Substantially all of our cash flows consist of distributions received from our Affiliates. As a result, our cash flows and ability to fund operations are largely dependent upon the profitability of our Affiliates.
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
Our financial performance is dependent upon the abilities of our Affiliates to minimize outflows and increase inflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our Affiliates’ investment strategies, which can be impacted by factors within and/or outside the control of our Affiliates, including general market and economic conditions, is critical to retaining existing client assets and investors, including in mutual funds and private funds our Affiliates advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our Affiliates’ choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which our Affiliates invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of investments in those companies.
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
As of December 31, 2020, Acadian and Landmark represented 81% of our assets under management, from which we derive a substantial portion of our revenue. An adverse change in the operating results of either of these Affiliates, whether as a result of poor investment performance, withdrawals of assets under management or otherwise, could have a substantial impact on our results of operations.
While our Affiliates invest in a number of asset classes on behalf of their clients, a significant portion of the assets are invested in a limited number of investment strategies. As of December 31, 2020, $68.4 billion, or 44%, of our assets under management were concentrated across five investment strategies: Acadian’s Emerging Markets Equity ($21.4 billion, or 14%), TSW’s International ($12.5 billion, or 8%), Landmark’s Private Equity ($11.9 billion, or 8%), Acadian’s Global Managed Volatility Equity ($11.6 billion, or 7%) and Acadian’s All-Country World ex-U.S. ($11 billion, or 7%). Consequently, our results of operations are dependent upon the abilities of our Affiliates that manage these investment strategies to minimize the risk of outflows through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian’s Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us.
Our business model limits our ability to manage our Affiliates’ investment management practices and certain other aspects of their day-to-day operations.
Our structure offers a diversity of investment styles and client bases. While our agreements with all of our consolidated Affiliates give us ultimate control over the business activities of those Affiliates if necessary, we generally do not become directly involved in managing their day-to-day operations, including investment management practices, policies and procedures, fee levels, marketing and product development, client relationships and employment and compensation programs. If we fail to intervene in the operations of our Affiliates as needed, our results of operations could be adversely affected.
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
There is no assurance that a resolution of any conflicts of interest may be possible or the interests of all parties can be taken into account.
Impairment of our Affiliates’ relationships with clients and/or consultants may negatively impact their businesses and our results of operations.
Our Affiliates have strong client and consultant relationships in their core institutional marketplaces, and they depend upon these relationships to successfully market their existing products and strategies and to introduce new products and strategies. Some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2020, our Affiliates’ top five client relationships represented 10% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 25% of run rate gross management fee revenue, including our equity-accounted Affiliate. Total run rate gross management fee revenue reflects the sum for each account at each of our five current Affiliates, of the product of (a) assets under management in each account at December 31, 2020, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by accounts at our equity-accounted Affiliate. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our Affiliates’ businesses and negatively impact our results of operations.

The business of our Affiliates is dependent upon investment advisory agreements that are subject to negotiation, non-renewal, or termination, including termination upon assignment.
Our Affiliates derive substantially all of their revenues from the fees charged to their clients under their investment advisory agreements with those clients. The agreements generally provide for fees to be paid on the basis of the values of assets under management, although a portion also provide for performance-based fees to be paid on the basis of investment performance against stated benchmarks.
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
In order to manage the significant risks inherent in our business, we and our Affiliates must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our or our Affiliates’ risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our or our Affiliates’ risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or results of operations. The potential for some types of operational risks, including, for example, trading errors, may be increased or amplified in periods of increased volatility, which can magnify the cost of an error. We may experience operational errors, including trading errors, in the future. Additionally, we or our Affiliates could be subject to litigation, particularly from our clients, and investigations and enforcement proceedings by and sanctions or fines from regulators. Our Affiliates’ techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
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

Our support of our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. As of December 31, 2020, we had approximately $24 million committed to seed capital, which is currently invested in 6 products across 4 different asset classes. We also provide co-investment capital (currently a $46 million portfolio) to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate or its employees to invest 1% to 3% of the product’s capital to align interests with those of their clients. The capital utilized in the seed and co-investment portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed and co-investment capital would adversely impact our results of operations or financial condition.

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
In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since 76% of our Affiliates’ total assets under management as of December 31, 2020 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.
Our Affiliates’ non-U.S. distribution initiatives may be unsuccessful, may expose us to other tax and regulatory risks and may not facilitate the growth of our business.
One of the primary opportunities for growth lies in expanding the geographic regions in which our Affiliates’ investment products and services are distributed. The success of these non-U.S. initiatives is dependent upon the ability of our Affiliates’ teams to structure products that appeal to the global markets. The inability of our Affiliates to successfully execute on their non-U.S. distribution plans may adversely impact the growth prospects of our Affiliates.
The non-U.S. distribution initiatives of our Affiliates has required and will continue to require the incurence of a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with the employment of additional support staff and regulatory compliance. Our Affiliates’ employees travel outside the U.S. in connection with distribution efforts and may spend extended periods of time in one or more non-U.S. jurisdictions. Their activities outside the U.S. may raise both tax and regulatory issues. If our Affiliates are incorrect in their analysis of the applicability or the extent of the impact of non-U.S. tax or regulatory requirements, such Affiliates could incur costs, penalties or be the subject of an enforcement or other action. In addition, operating our business in non-U.S. markets generally will be more expensive than in the U.S. To the extent that our revenues do not increase as much as our expenses in connection with distribution initiatives outside the U.S., our profitability could be adversely affected. Expanding our distribution initiatives into non-U.S. markets may also place significant demands on our or our Affiliates’ existing infrastructure and employees.
Our outstanding indebtedness may impact our business and may restrict our growth and results of operations.
As of December 31, 2020, we have $394.3 million of long-term bonds outstanding and $0.0 million of debt outstanding under our revolving credit facility with third-party lenders. For additional information regarding our revolving credit facility and our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”
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
In July 2016 we issued an aggregate of $400 million of long-term bonds. On August 20, 2019, we entered into a $450 million senior unsecured revolving credit facility with third party lenders. In February 2021, we assigned this credit facility to Acadian and the available borrowings were decreased to $125 million in connection with the assignment. Accordingly, this credit facility is no longer available to us for future borrowings. Our ability to finance our operations, strategic initiatives and maturing obligations under our long-terms bonds is therefore dependent on future issuances of long-term bonds and the profitability of our Affiliates and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and that of our Affiliates and negatively impact our financial condition.

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

Although we and our Affiliates have back-up systems and disaster recovery programs in place and test their uses periodically, there can be no assurance that the recovery programs will be sufficient to mitigate any harm that may result from a disruption or disaster. Additionally, it is possible that any such disruption or disaster could have a significant impact on the general economy, domestic and local financial and capital markets or specific industries, including the financial services industry.
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
The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”). During an 11-month transition period, the United Kingdom and the European Union agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the European Union and the United Kingdom from January 1, 2021. The Trade and Cooperation Agreement does not provide the United Kingdom with the same level of rights or access to all goods and services in the European Union as the United Kingdom previously maintained as a member of the European Union and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the United Kingdom and the European Union.

From January 1, 2021, European Union laws ceased to apply in the United Kingdom. However, many European Union laws have been transposed into English law and these transposed laws will continue to apply until such time that they are repealed, replaced or amended. Depending on the terms of any future agreement between the European Union and the United Kingdom on financial services, substantial amendments to English law may occur, and it is impossible to predict the consequences of this on us and our investments.

Although one cannot predict the full effect of Brexit, it could have a significant adverse impact on the United Kingdom, European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty is likely to continue to impact the global economic climate and may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the United Kingdom or the European Union, including companies or assets held by us or considered by us as a prospective investment.

The future application of European Union-based legislation to the investment management industry in the United Kingdom and the European Union will ultimately depend on how the United Kingdom renegotiates the regulation of the provision of financial services within and to persons in the European Union. There can be no assurance that any renegotiated terms or regulations will not have an adverse impact on us and our investments, including our ability to achieve our investment objectives. Brexit may result in significant market dislocation, heightened counterparty risk, an adverse effect on the management of market risk and, in particular, asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability to manage, operate and invest, and increased legal, regulatory or compliance burden for us and our Affiliates, each of which may have a negative impact on our operations, financial condition, returns or prospects.

Areas where the uncertainty created by the United Kingdom’s withdrawal from the European Union is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks, industrial policy pursued within European countries, immigration policy pursued within European Union countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally. The volatility and uncertainty caused by the withdrawal may adversely affect the value of our investments and the ability to achieve our investment objectives.

The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt financial markets and our business.

The outbreak of COVID-19 and the related containment and mitigation measures put in place have had, and may continue to have, a serious impact on the economy and the financial and securities markets. As a result, the investment results of our Affiliates have been, and may continue to be, negatively affected, resulting in decreases to our assets under management and related revenue and earnings in the first half of 2020. In addition, the economic conditions caused by the COVID-19 pandemic may increase our funding costs or limit our access to the capital markets, which could impact our ability to finance our operations through borrowing. As the potential impact of COVID-19 is impossible to predict, the extent to which COVID-19 could negatively affect our and our Affiliates’ operating results or the duration of any potential business disruption is uncertain.

In addition, our operations and the operations of our Affiliates, as well as third-party service providers on whom we rely, have been, and are expected to continue to be, significantly impacted by the COVID-19 pandemic. No assurance can be given that the steps we have taken with respect to business continuity plans will be effective or appropriate. While our employees have been successful in working remotely, operational challenges may arise in the future. In the event that our workforce, the workforce of one or more Affiliates, or the workforces of our or our Affiliates’ key service providers were to experience significant illness levels, our ability to operate our business normally could be materially disrupted. Any such material disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

We may not achieve the expected strategic and financial benefits of current or potential divestitures.

In 2020, we divested our affiliates Barrow Hanley and Copper Rock and, in early 2021, we have agreed to the divestiture of our affiliate ICM. We effected these divestitures because we believe that it better positioned our business and the consideration received was additive to shareholder value. We may in the future divest additional investments in the event we believe there is a similarly strong strategic and financial rationale for such divestitures. There can be no assurances, however, that we will be able to achieve the expected strategic and financial benefits from these divestitures.

We may be adversely affected by the phase-out of, or changes in the method of determining, the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with a different reference rate.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally. Our credit facility, originally entered into on August 20, 2019 and assigned to Acadian on February 23, 2021, uses LIBOR a a reference rate such that the interest due to our creditors under the facility is calculated using LIBOR. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

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
As of February 26, 2021, Paulson & Co., Inc. (“Paulson”) owns 25.19% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other shareholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant shareholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint two directors so long as Paulson holds at least 20% of our outstanding common stock and has the right to appoint one director so long as Paulson holds at least 7% of our outstanding common stock. Paulson also has the right to transfer these appointment rights to a transferee that acquires from Paulson the foregoing percentages of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.

Risks Related to Our Tax Matters
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that rate, expose us to greater than anticipated tax liabilities and cause us to adjust previously recognized tax assets and liabilities.

We are subject to income taxes in the U.S., U.K. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including our global mix of earnings, the tax characteristics of our income and changes in tax legislation. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.

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

The tax laws of the U.S., the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate and otherwise adversely affect our results of operations. As a result of the recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, the new administration may pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest, among other things. Such changes could materially increase the amount of taxes we are required to pay.

Further, pursuant to ongoing efforts to encourage global tax compliance, the U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we and our Affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Some member countries have been moving forward on, and have implemented aspects of, the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. These and other proposals could adversely affect us, our Affiliates, and the Funds. In addition, the OECD is working on a BEPS 2.0 initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. New rules could be recommended in 2021 and if implemented could impact us and our Affiliates. The timing and scope of any provisions are subject to significant uncertainty.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Alternatively, if a court were to find this provision of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. The exclusive forum provision described above does not impact the Federal courts’ exclusive jurisdiction over Exchange Act claims or the Federal and state courts’ concurrent jurisdiction over Securities Act claims.

General Risk Factors

The market price of our common stock and the broader equity markets have been, and may continue to be, volatile.

The market price of our common stock has been and may continue to be volatile, and equity markets have experienced and may continue to experience significant price and volume fluctuations. Among the factors that may affect our stock price are the following:

•Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, ability to maximize shareholder returns or plans to engage in strategic transactions by us or others in our industry;

•The announcement of mergers, acquisitions, dispositions or new products or services by us or others in our industry;

•Announcements of our financial results, including changes in net client cash flows and assets under management, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results; and

•The pricing structure for products offered by us, our Affiliates or our competitors.

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

Item 2.    Properties.
Our principal executive office is located at 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116. In Boston, we lease 28,606 square feet under a lease that expires on December 31, 2022. Each Affiliate has its own primary office where core investment management activities take place. Primary Affiliate-leased locations include Boston, MA; Baltimore, MD; Portland, OR; and Richmond, VA, as well as an owned property in Simsbury, CT. In addition, both we and several of our Affiliates have leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, New York, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “BSIG.” As of February 26, 2021 there were two registered stockholders of record.

Repurchases

The following table sets out information regarding repurchases of equity securities by the Company for the three months ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
October 1-31, 2020	117,700	$13.66	117,700	$241.8
November 1-30, 2020	627,001	14.52	627,001	232.7
December 1-31, 2020	—	—	—	232.7
Total	744,701	$14.38	744,701

(1)On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase shares from time to time, up to an aggregate limit of $600.0 million of shares.We repurchased 744,701 shares of common stock with an aggregate purchase price of $10.7 million under this program during the three months ended December 31, 2020. As of December 31, 2020, $232.7 million remained available to repurchase shares under the open market share repurchase program.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of BSIG under the Securities Act.
The following graph compares the cumulative shareholder return on our common stock from October 8, 2014, the date of our initial public offering, through December 31, 2020, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financial Sector Index and a peer group comprised of Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management, Inc.,Cohen & Steers, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, T. Rowe Price Group, Inc., Victory Capital Management, and Virtus Investment Partners, Inc.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
1/2/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
BSIG
Peer Average
S&P 500
S&P Financials

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

	Years ended December 31,
($ in millions, except per share data as noted)	2020	2019	2018	2017	2016
U.S. GAAP Statement of Operations Data(1):
Management fees(2)	$697.9	$807.0	$905.0	$858.0	$659.9
Performance fees	7.8	(0.1)	9.8	26.5	2.6
Other revenues	7.3	6.0	9.6	1.2	0.9
Consolidated Funds’ revenue(2)	5.5	6.6	3.8	1.7	0.1
Total Revenue(2)	$718.5	$819.5	$928.2	$887.4	$663.5
Net income before tax from continuing operations attributable to controlling interests(3)	$398.8	$241.9	$141.3	$137.1	$161.0
Net income from continuing operations attributable to controlling interests(2)(3)	286.7	223.9	136.3	4.3	120.2
Net income (loss) from continuing operations(2)	315.5	240.0	130.2	9.2	120.0
U.S. GAAP operating margin(2)(4)	25%	31%	9%	8%	23%
U.S. GAAP basic earnings per share from continuing operations attributable to controlling interests	$3.53	$2.45	$1.27	$0.04	$0.98
U.S. GAAP diluted earnings per share from continuing operations attributable to controlling interests	$3.49	$2.45	$1.26	$0.04	$0.98

	Years ended December 31,
($ in millions, unless otherwise noted)	2020	2019	2018	2017	2016
Non-GAAP Data:
Economic net income(5):
Management fees	$697.9	$807.0	$905.0	$858.0	$659.9
Performance fees	7.8	(0.1)	9.8	26.5	2.6
Other revenues	5.6	4.4	4.3	16.2	16.0
Total ENI revenue	$711.3	$811.3	$919.1	$900.7	$678.5
Pre-tax economic net income	$187.1	$210.8	$262.5	$251.3	$190.7
Economic net income	143.6	160.8	199.8	180.9	145.1
ENI operating margin(6)	35%	35%	38%	38%	35%
ENI earnings per share, diluted	1.75	1.76	1.86	1.62	1.21
Other Operational Information(7):
Assets under management at period end (in billions)	$156.7	$204.4	$206.3	$243.0	$240.4
Net client cash flows (in billions)(8)	(3.3)	(32.7)	(4.3)	—	7.3
Annualized revenue impact of net flows (in millions)(9)	(22.0)	(69.1)	19.1	54.8	44.2

	Years ended December 31,
($ in millions)	2020	2019	2018	2017	2016
U.S. GAAP Balance Sheet Data:
Total assets(10)	$1,379.2	$1,419.7	$1,553.7	$1,491.7	$1,294.3
Total assets attributable to controlling interests	1,298.9	1,280.8	1,467.6	1,386.7	1,283.0
Total borrowings and debt(10)	394.3	568.8	393.3	426.3	392.3
Total borrowings and debt attributable to controlling interests	394.3	568.8	393.3	426.3	392.3
Total liabilities(10)	994.8	1,221.3	1,377.6	1,320.4	1,123.8
Total liabilities attributable to controlling interests	994.8	1,215.1	1,362.7	1,309.9	1,118.0

Total Equity(10)	$384.4	$198.4	$176.1	$171.3	$170.5
Redeemable non-controlling interests in consolidated Funds(2)	—	(83.9)	(41.9)	(44.0)	(5.5)
Non-controlling interests in consolidated Funds(2)	(80.3)	(48.8)	(29.3)	(50.6)	—
Non-controlling interests	(1.7)	(1.3)	(1.6)	(1.3)	(1.0)
Shareholders’ equity	$302.4	$64.4	$103.3	$75.4	$164.0

(1)The U.S. GAAP Consolidated Statements of Operations Data above has been presented on a continuing operations basis. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our results of operations, including discontinued operations, and a reconciliation to the results from continuing operations.

(2)Consolidated Statements of Operations data presented in accordance with U.S. GAAP include the results of consolidated Funds managed by our Affiliates where it has been determined these entities are controlled by us. There was no management fee elimination associated with Funds consolidation in 2016 through 2020. The net income from continuing operations presented as attributable to controlling interests exclude the income or loss directly attributable to third-party Fund investors, and represent the net amounts attributable to our shareholders. For the years ended December 31, 2016 through 2020, as a result of the purchase or deployment of seed capital investments, we consolidated certain Funds.
(3)The following table reconciles our net income attributable to controlling interests to our net income from continuing operations attributable to controlling interests and our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2020	2019	2018	2017	2016
Net income attributable to controlling interests	$286.7	$223.9	$136.4	$4.2	$126.4
Exclude: Loss (profit) on disposal of discontinued operations attributable to controlling interests	—	—	(0.1)	0.1	(6.2)
Net income from continuing operations attributable to controlling interests	286.7	223.9	136.3	4.3	120.2
Add: Income tax expense	112.1	18.0	5.0	132.8	40.8
Pre-tax income from continuing operations attributable to controlling interests	$398.8	$241.9	$141.3	$137.1	$161.0
(4)U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue. Excluding the effect of Funds consolidation, our U.S. GAAP operating margin would be 24% for the year ended December 31, 2020, 30% for the year ended December 31, 2019, 9% for the year ended December 31, 2018, 8% for the year ended December 31, 2017 and 23% for the year ended December 31, 2016.
(5)Economic net income, including a reconciliation to U.S. GAAP net income attributable to controlling interests, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.” Pre-tax and post-tax ENI are presented after Affiliate key employee distributions. These measures are conceptually equivalent to net income before tax from continuing operations attributable to controlling interests and net income from continuing operations attributable to controlling interests, respectively.
(6)ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(7)On August 2, 2017, we entered into a non-binding term sheet to sell our stake in Heitman to Heitman’s management. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results of operations as of November 30, 2017 and the transaction closed on January 5, 2018. We have broken the Heitman AUM and flows out of our AUM reporting as of July 1, 2017, in order to give the reader a better perspective of the ongoing business following the closing of this transaction. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 and thereafter excludes the Heitman AUM.
(8)Net flows and revenue impact of net flows for all periods above have been revised for the inclusion of reinvested income and distributions, and the exclusion of realizations. The impact of reinvested income and distributions was calculated using an average yield estimate for the year ended December 31, 2016.

(9)Annualized revenue impact of net flows excludes market appreciation or depreciation. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliate. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Assets Under Management.”
(10)Balance sheet data presented in accordance with U.S. GAAP for the years 2016, 2017, 2018, 2019 and 2020 include the results of Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. Consolidated assets and liabilities of these entities that are attributable to third-party investors, or non-controlling interests, have the effect of increasing our consolidated assets and liabilities. The net assets and liabilities presented as attributable to controlling interests exclude the portions directly attributable to these third-party investors, and represent the net amounts attributable to our shareholders. Similarly, Shareholders’ equity represents our net assets after excluding net assets directly attributable to these third-party investors.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” refer to BSIG, and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliate, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or BSUS, a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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
Our MD&A is presented in five sections:
•Overview provides a brief description of our Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate, strategy, client type and client location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the years ended December 31, 2020, 2019 and 2018 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2020, 2019, and 2018, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key Non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.
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
Overview
We are a diversified, global asset management company headquartered in Boston, Massachusetts. We operate our business through three business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset and managed volatility products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.
Within our three segments, we have five affiliate firms to whom we refer in this Annual Report on Form 10-K as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
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
Alternatives
•Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.
•Campbell Global, LLC (“Campbell Global”)—a leading sustainable forestry and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.
Liquid Alpha
•Thompson, Siegel & Walmsley LLC (“TSW”)(1)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.
•Investment Counselors of Maryland, LLC (“ICM”)(2)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

(1)Certain smaller Acadian strategies are included in Alternatives and certain TSW strategies are included in Quant & Solutions where the classification is more appropriate.

(2)Accounted for under the equity method of accounting.
Recent Developments
Divestiture of Barrow Hanley, Copper Rock and ICM
On July 24, 2020, we sold all of our equity interests in Copper Rock, a former Affiliate included in our Liquid Alpha segment, to Spouting Rock Asset Management LLC. The transaction resulted in a $7.2 million pre-tax gain which is reflected on our Consolidated Statement of Operations for the year ended December 31, 2020.
On November 17, 2020, we completed the sale of all of our equity interests in Barrow Hanley, a former Affiliate included in our Liquid Alpha segment, to Perpetual U.S. Holdings Company Inc. (“Perpetual”). The transaction resulted in a $231.2 million pre-tax gain which is reflected on our Consolidated Statement of Operations for the year ended December 31, 2020.
On February 6, 2021, we entered into a definitive agreement to sell all our interests in ICM, an Affiliate included in the Liquid Alpha segment. The transaction is expected to close during second quarter of 2021.

COVID-19 Impact
Beginning in the first quarter of 2020, the outbreak of COVID-19 had a significant impact on the global economy and the financial and securities markets, which will likely to continue for months to come. Because most of the revenue we earn is based on the market value of our assets under management, fluctuations in global markets impact our revenues and earnings. Our assets under management, excluding the impact of Barrow Hanley and Copper Rock divestitures, declined from $148.8 billion on December 31, 2019 to $119.8 billion on March 31, 2020, and have subsequently rebounded to $156.7 billion as of December 31, 2020.
The COVID-19 pandemic continues to impact the manner in which we operate. As of the date of this filing, the majority of our employees are working from home and our employees have significantly reduced business travel. Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict how long such remote working conditions and travel restrictions will last. We expect most operating costs to return to pre-COVID-19 levels when employees return to the office and resume business travel.
We believe we are operating well under these circumstances, benefiting from the flexible and highly mobile operating environment. However, market volatility, as well as changes in our operations and those of our key vendors, may result in increased client redemptions; inefficiencies, delays and decreased communication; and an increase in the number and significance of operational and trade errors. In addition, we do not know what, if any, longer-term impact the current operating circumstances (and/or the extension of them) will have on our business and results.The extent of the impact on our business operations, assets under management and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted. See Item 1A, Risk Factors.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees are calculated based on average
AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns.
Approximately $17.5 billion, or 11% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.

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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, it excludes reimbursement of certain costs we paid on behalf of our customers and it includes our share of earnings from our equity-accounted Affiliate.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
U.S. GAAP Basis
Revenue	$718.5	$819.5	$928.2	$(101.0)	$(108.7)
Pre-tax income from continuing operations attributable to controlling interests	398.8	241.9	141.3	156.9	100.6
Net income from continuing operations attributable to controlling interests	286.7	223.9	136.3	62.8	87.6
Net income attributable to controlling interests	286.7	223.9	136.4	62.8	87.5
U.S. GAAP operating margin(1)	25%	31%	9%	(557) bps	2152 bps
Earnings per share, basic ($)	$3.53	$2.45	$1.27	$1.08	$1.18
Earnings per share, diluted ($)	3.49	2.45	1.26	$1.04	$1.19
Basic shares outstanding (in millions)	81.3	91.2	107.4	(9.9)	(16.2)
Diluted shares outstanding (in millions)	82.0	91.3	107.6	(9.3)	(16.3)
Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$711.3	$811.3	$919.1	$(100.0)	$(107.8)
Pre-tax economic net income(5)	187.1	210.8	262.5	(23.7)	(51.7)
ENI operating margin(6)	35%	35%	38%	6 bps	(326) bps
Adjusted EBITDA	$232.4	$249.0	$290.6	$(16.6)	$(41.6)
Economic net income(7)	143.6	160.8	199.8	(17.2)	(39.0)
ENI diluted EPS ($)	$1.75	$1.76	$1.86	$(0.01)	$(0.10)
Other Operational Information
Assets under management (AUM) at year end (in billions)	$156.7	$204.4	$206.3	$(47.7)	$(1.9)
Net client cash flows (in billions)	(3.3)	(32.7)	(4.3)	29.4	(28.4)
Annualized revenue impact of net flows(8)	(22.0)	(69.1)	19.1	47.1	(88.2)

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

(3)Excludes costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments of $17.0 million and restructuring costs which include costs associated with the transfer of an insurance policy from our former Parent of $1.6 million, restructuring at the Center and Affiliates of $9.4 million, and the gain on sale of Affiliates of $241.3 million for the year ended December 31, 2020. Excludes restructuring costs which include costs associated with the redomicile to the U.S. of $1.6 million, costs associated with the transfer of an insurance policy from our former Parent of $0.9 million and restructuring costs at the Center and Affiliates of $6.7 million for the year ended December 31, 2019. Excludes restructuring charges associated with the 2018 CEO transition of $4.8 million for the year ended December 31, 2018.
(4)ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.
(5)Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.
(6)ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. ENI operating earnings is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 24% for the year ended December 31, 2020, 30% for the year ended December 31, 2019 and 9% for the year ended December 31, 2018.
(7)Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.
(8)Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, plus revenue impact from reinvested income and distributions, including equity-accounted Affiliate. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. In addition, reinvested income and distributions for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
Our total assets under management as of December 31, 2020 were $156.7 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2020	December 31, 2019	December 31, 2018
Acadian Asset Management	$108.1	$102.2	$86.2
Barrow, Hanley, Mewhinney & Strauss	—	51.7	72.0
Campbell Global	4.7	4.8	4.6
Copper Rock Capital Partners	—	3.9	4.0
Investment Counselors of Maryland(1)	3.2	2.4	1.8
Landmark Partners	18.4	18.3	17.8
Thompson, Siegel & Walmsley	22.3	21.1	19.9
Total assets under management	$156.7	$204.4	$206.3

(1)On February 6, 2021, we entered into a definitive agreement to sell all our interests in ICM. The transaction is expected to close during second quarter of 2021.

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
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2020	December 31, 2019	December 31, 2018
U.S. equity, small/smid cap value	$4.4	$6.0	$5.1
U.S. equity, mid cap value	4.1	5.3	9.6
U.S. equity, large cap value	0.2	30.2	45.2
U.S. equity, core/blend	2.9	1.9	2.7
Total U.S. equity	11.6	43.4	62.6
Global equity	32.1	40.3	34.4
International equity	59.9	54.9	46.4
Emerging markets equity	27.0	28.7	26.0
Total global/non-U.S. equity	119.0	123.9	106.8
Fixed income	1.9	13.3	13.1
Alternatives	24.2	23.8	23.8
Total assets under management	$156.7	$204.4	$206.3

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2020		December 31, 2019		December 31, 2018
	AUM	% of total	AUM	% of total	AUM	% of total
Sub-advisory	$23.7	15.1%	$40.5	19.8%	$61.3	29.7%
Corporate / Union	21.7	13.9%	38.6	18.9%	36.4	17.6%
Public / Government	67.4	43.0%	75.2	36.8%	63.9	31.0%
Endowment / Foundation	3.0	1.9%	5.3	2.6%	4.5	2.2%
OM plc Group	0.8	0.5%	2.1	1.0%	2.1	1.0%
Commingled Trust/UCITS	30.3	19.3%	30.8	15.1%	28.2	13.7%
Mutual Fund	2.8	1.8%	2.2	1.1%	2.0	1.0%
Other	7.0	4.5%	9.7	4.7%	7.9	3.8%
Total assets under management	$156.7		$204.4		$206.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2020		December 31, 2019		December 31, 2018
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$114.1	72.8%	$148.4	72.6%	$156.8	76.0%
Europe	17.0	10.9%	20.1	9.8%	17.3	8.4%
Asia	7.4	4.7%	12.4	6.1%	10.4	5.0%
Australia	8.1	5.2%	9.4	4.6%	9.2	4.5%
Other	10.1	6.4%	13.9	6.9%	12.6	6.1%
Total assets under management	$156.7		$204.4		$206.3
AUM flows and the annualized revenue impact of net flows
Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash. Realizations include distributions related to the sale of alternative assets, which represent a return on investment.
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
The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2020	2019	2018
Quant & Solutions
Beginning balance	$101.9	$85.2	$96.0
Gross inflows	12.9	12.9	14.8
Gross outflows	(17.5)	(13.0)	(12.4)
Reinvested income and distributions	2.8	2.9	2.6
Net flows	(1.8)	2.8	5.0
Market appreciation (depreciation)	7.3	13.9	(15.8)
Ending balance	$107.4	$101.9	$85.2
Average AUM(1)	$94.9	$95.3	$95.8

Alternatives
Beginning balance	$23.8	$23.8	$22.1
Gross inflows	2.3	2.0	6.1
Gross outflows	(0.4)	(0.8)	(2.3)
Net flows	1.9	1.2	3.8
Market appreciation (depreciation)	(0.4)	0.1	—
Realizations and Other(2)	(1.1)	(1.3)	(2.1)
Ending balance	$24.2	$23.8	$23.8
Average AUM(1)	$24.2	$23.6	$23.1

Liquid Alpha(3)
Beginning balance	$78.7	$97.3	$124.9
Sale of Affiliates	(50.3)	—	—
Gross inflows	9.4	5.8	6.7
Gross outflows	(14.3)	(45.0)	(22.9)
Reinvested income and distributions	1.5	2.5	3.1
Net flows	(3.4)	(36.7)	(13.1)
Market appreciation (depreciation)	0.1	18.1	(14.5)
Ending balance	$25.1	$78.7	$97.3
Average AUM	$60.6	$97.4	$116.0
Average AUM of consolidated Affiliates	$58.3	$95.2	$113.9

Total
Beginning balance	$204.4	$206.3	$243.0
Sale of Affiliates	(50.3)	—	—
Gross inflows	24.6	20.7	27.6
Gross outflows	(32.2)	(58.8)	(37.6)
Reinvested income and distributions	4.3	5.4	5.7
Net flows	(3.3)	(32.7)	(4.3)
Market appreciation (depreciation)	7.0	32.1	(30.3)
Realizations and Other(2)	(1.1)	(1.3)	(2.1)
Ending balance	$156.7	$204.4	$206.3
Average AUM	$179.7	$216.3	$234.9
Average AUM of consolidated Affiliates	$177.4	$214.1	$232.8

Annualized basis points: inflows	36.4	35.6	47.8
Annualized basis points: outflows	40.0	27.4	35.0
Annualized revenue impact of net flows (in millions)	$(22.0)	$(69.1)	$19.1

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
(3)The following table summarizes our asset flows and market appreciation (depreciation) for the Liquid Alpha segment excluding Barrow Hanley and Copper Rock for the periods indicated:

($ in billions)	Years ended December 31,
	2020	2019	2018
Liquid Alpha
Beginning balance	$23.1	$21.3	$26.8
Net flows	1.0	(0.2)	0.8
Market appreciation depreciation	1.0	2.0	(6.3)
Ending balance	$25.1	$23.1	$21.3
Average AUM	$20.6	$22.7	$25.3
Average AUM of consolidated Affiliates	$18.3	$20.5	$23.2
(4)The following table summarizes our total asset flows and market appreciation (depreciation) excluding Barrow Hanley and Copper Rock:

($ in billions)	Years ended December 31,
	2020	2019	2018
Total
Beginning balance	$148.8	$130.3	$144.9
Net flows	1.1	3.8	9.6
Market appreciation depreciation	6.8	14.7	(24.2)
Realizations and other	—	—	—
Ending balance	$156.7	$148.8	$130.3
Average AUM of consolidated Affiliates	$137.4	$139.4	$142.1
We also analyze our asset flows by client type and client location. Our client types include:
i.Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;
ii.Institutional, which includes assets managed for public / government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and
iii.Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2020	2019	2018
Sub-advisory
Beginning balance	$40.5	$61.3	$80.1
Sale of Affiliates	(16.8)	—	—
Gross inflows	6.3	4.5	5.8
Gross outflows	(7.1)	(38.1)	(17.1)
Reinvested income and distributions(1)	0.8	1.6	1.9
Net flows	—	(32.0)	(9.4)
Market appreciation (depreciation)	—	11.2	(9.4)
Realizations and other(2)	—	—	—
Ending balance	$23.7	$40.5	$61.3

Institutional
Beginning balance	$152.0	$135.1	$151.9
Sale of Affiliates	(30.5)	—	—
Gross inflows	15.9	14.2	20.1
Gross outflows	(23.0)	(18.9)	(18.7)
Reinvested income and distributions(1)	3.2	3.5	3.5
Net flows	(3.9)	(1.2)	4.9
Market appreciation (depreciation)	6.7	19.4	(19.6)
Realizations and other(2)	(1.1)	(1.3)	(2.1)
Ending balance	$123.2	$152.0	$135.1

Retail / Other
Beginning balance	$11.9	$9.9	$11.0
Sale of Affiliates	(3.0)	—	—
Gross inflows	2.4	2.0	1.7
Gross outflows	(2.1)	(1.8)	(1.8)
Reinvested income and distributions(1)	0.3	0.3	0.3
Net flows	0.6	0.5	0.2
Market appreciation (depreciation)	0.3	1.5	(1.3)
Realizations and other(2)	—	—	—
Ending balance	$9.8	$11.9	$9.9

Total
Beginning balance	$204.4	$206.3	$243.0
Sale of Affiliates	(50.3)	—	—
Gross inflows	24.6	20.7	27.6
Gross outflows	(32.2)	(58.8)	(37.6)
Reinvested income and distributions(1)	4.3	5.4	5.7
Net flows	(3.3)	(32.7)	(4.3)
Market appreciation (depreciation)	7.0	32.1	(30.3)
Realizations and other(2)	(1.1)	(1.3)	(2.1)
Ending balance	$156.7	$204.4	$206.3

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

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i.U.S.-based clients, where the contracting client is based in the United States, and
ii.Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2020	2019	2018
U.S.
Beginning balance	$148.4	$156.8	$190.1
Sale of Affiliates	(39.9)	—	—
Gross inflows	18.3	13.5	18.8
Gross outflows	(21.2)	(49.5)	(31.0)
Reinvested income and distributions(1)	3.1	4.1	4.5
Net flows	0.2	(31.9)	(7.7)
Market appreciation (depreciation)	6.4	24.6	(23.8)
Realizations and other(2)	(1.0)	(1.1)	(1.8)
Ending balance	$114.1	$148.4	$156.8

Non-U.S.
Beginning balance	$56.0	$49.5	$52.9
Sale of Affiliates	(10.4)	—	—
Gross inflows	6.3	7.2	8.8
Gross outflows	(11.0)	(9.3)	(6.6)
Reinvested income and distributions(1)	1.2	1.3	1.2
Net flows	(3.5)	(0.8)	3.4
Market appreciation (depreciation)	0.6	7.5	(6.5)
Realizations and other(2)	(0.1)	(0.2)	(0.3)
Ending balance	$42.6	$56.0	$49.5

Total
Beginning balance	$204.4	$206.3	$243.0
Sale of Affiliates	(50.3)	—	—
Gross inflows	24.6	20.7	27.6
Gross outflows	(32.2)	(58.8)	(37.6)
Reinvested income and distributions(1)	4.3	5.4	5.7
Net flows	(3.3)	(32.7)	(4.3)
Market appreciation (depreciation)	7.0	32.1	(30.3)
Realizations and other(2)	(1.1)	(1.3)	(2.1)
Ending balance	$156.7	$204.4	$206.3

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

At December 31, 2020, our total assets under management were $156.7 billion, a decrease of $(47.7) billion or (23.3)%, compared to $204.4 billion at December 31, 2019. The assets under management at December 31, 2019 represented a decrease of $(1.9) billion or (0.9)% compared to $206.3 billion at December 31, 2018. The change in assets under management during the year ended December 31, 2020 reflects the sale of Barrow Hanley and Copper Rock of $(50.3) billion, net outflows of $(3.3) billion including reinvested income and distributions of $4.3 billion, and realizations and other of $(1.1) billion, partially offset by net market appreciation of $7.0 billion from continued market recovery. The change in assets under management during the year ended December 31, 2019 reflects net market appreciation of $32.1 billion, realizations and other of $(1.3) billion and net outflows of $(32.7) billion including reinvested income and distributions of $5.4 billion. The change in assets under management during the year ended December 31, 2018 reflects net market depreciation of $(30.3) billion, realizations and other of $(2.1) billion, and net flows of $(4.3) billion including reinvested income and distributions of $5.7 billion.
For the year ended December 31, 2020, our net outflows were $(3.3) billion compared to net outflows of $(32.7) billion for the year ended December 31, 2019 and net outflows of $(4.3) billion for the year ended December 31, 2018. The change in net outflows for the year ended December 31, 2020.December 31, 2019, and December 31, 2018 was primarily due to the $(22.8) billion reallocation of several Vanguard sub-advisory strategies for the year ended December 31, 2019 that did not occur in the year ended December 31, 2020 or December 31, 2018. Reinvested income and distributions of $4.3 billion, $5.4 billion, and $5.7 billion are reflected in the net flows for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, the annualized revenue impact of the net flows improved to $(22.0) million compared to $(69.1) million for the year ended December 31, 2019.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2020, 2019 and 2018
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$697.9	$807.0	$905.0	$(109.1)	$(98.0)
Performance fees	7.8	(0.1)	9.8	7.9	(9.9)
Other revenue	7.3	6.0	9.6	1.3	(3.6)
Consolidated Funds’ revenue	5.5	6.6	3.8	(1.1)	2.8
Total revenue	718.5	819.5	928.2	(101.0)	(108.7)
Compensation and benefits	388.7	416.2	696.4	(27.5)	(280.2)
General and administrative expense	106.0	128.8	126.0	(22.8)	2.8
Impairment of goodwill	16.4	—	—	16.4	—
Amortization of acquired intangibles	6.7	6.6	6.6	0.1	—
Depreciation and amortization	21.0	17.2	14.5	3.8	2.7
Consolidated Funds’ expense	0.3	0.4	0.9	(0.1)	(0.5)
Total operating expenses	539.1	569.2	844.4	(30.1)	(275.2)
Operating income	179.4	250.3	83.8	(70.9)	166.5
Investment income	4.9	16.8	66.5	(11.9)	(49.7)
Interest income	0.6	2.2	3.2	(1.6)	(1.0)
Interest expense	(28.5)	(32.2)	(24.9)	(3.7)	(7.3)
Gain on sale of Affiliates	241.3	—	—	241.3	—
Revaluation of DTA deed	—	—	20.0	—	(20.0)
Net consolidated Funds’ investment gain (loss)	29.9	20.9	(13.4)	9.0	34.3
Income from continuing operations before taxes	427.6	258.0	135.2	169.6	122.8
Income tax expense	112.1	18.0	5.0	94.1	13.0
Income from continuing operations	315.5	240.0	130.2	75.5	109.8
Gain (loss) on disposal of discontinued operations, net of tax	—	—	0.1	—	(0.1)
Net income	315.5	240.0	130.3	75.5	109.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	28.8	16.1	(6.1)	12.7	22.2
Net income attributable to controlling interests	$286.7	$223.9	$136.4	$62.8	$87.5
Basic earnings per share ($)	$3.53	$2.45	$1.27	$1.08	$1.18
Diluted earnings per share ($)	3.49	2.45	1.26	1.04	1.19
Weighted average shares of common stock outstanding—basic	81.3	91.2	107.4	(9.9)	(16.2)
Weighted average shares of common stock outstanding—diluted	82.0	91.3	107.6	(9.3)	(16.3)
U.S. GAAP operating margin (2)	25%	31%	9%	(557) bps	2152 bps

(1)Certain Funds have been consolidated due to our seed capital or co-investments in the Funds.
(2)U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.
The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$286.7	$223.9	$136.4
Exclude: (Gain) loss on discontinued operations attributable to controlling interests	—	—	(0.1)
Net income from continuing operations attributable to controlling interests	286.7	223.9	136.3
Add: Income tax expense	112.1	18.0	5.0
Pre-tax income from continuing operations attributable to controlling interests	$398.8	$241.9	$141.3
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
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 39.2 bps for the year ended December 31, 2020, 37.7 bps for the year ended December 31, 2019 and 38.9 bps for the year ended December 31, 2018. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, net catch-up fees, or disproportionate market movements.

Our average basis points by Segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Years ended December 31,
	2020		2019		2018
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
Quant & Solutions	$346.8	36	$370.8	39	$377.4	39
Alternatives	170.6	70	165.0	70	208.3	90
Liquid Alpha	180.5	31	271.2	28	319.3	28
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$697.9	39.2	$807.0	37.7	$905.0	38.9
Average AUM excluding equity-accounted Affiliate	$177.4		$214.1		$232.8
Average AUM including equity-accounted Affiliate & weighted average fee rate	$179.7	39.5	$216.3	37.9	$234.9	39.0

(1)Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues.”)
Year ended December 31, 2020 compared to year ended December 31, 2019:    Management fees decreased $(109.1) million, or (13.5)%, from $807.0 million for the year ended December 31, 2019 to $697.9 million for the year ended December 31, 2020. The decrease was primarily due to the disposition of Barrow Hanley and Copper Rock and lower overall level of average assets under management. Average assets under management excluding equity-accounted Affiliate decreased (17.1)%, from $214.1 billion for the year ended December 31, 2019 to $177.4 billion for the year ended December 31, 2020, mainly due to the sale of Barrow Hanley and Copper Rock and the equity market decline during the first quarter of 2020 driven by the COVID-19 pandemic.
Year ended December 31, 2019 compared to year ended December 31, 2018:    Management fees decreased $(98.0) million, or (10.8)%, from $905.0 million for the year ended December 31, 2018 to $807.0 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in both average assets under management excluding our equity-accounted Affiliate and our weighted average fee rate for the year ended December 31, 2019. The decrease in management fee revenue was also caused by net catch-up fees associated with alternative assets earned in 2018 that did not repeat in 2019. Net catch-up fees represent payment of certain Fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Average assets under management excluding equity-accounted Affiliate decreased (8.0)%, from $232.8 billion for the year ended December 31, 2018 to $214.1 billion for the year ended December 31, 2019, mainly due to equity market decline at the end of 2018 and the impact of the $(22.8) billion reallocation of several Vanguard sub-advisory strategies in the fourth quarter of 2019.
Performance Fees
Approximately $17.5 billion, or 11.0% of our AUM in consolidated Affiliates at December 31, 2020, are in accounts with incentive fee or carried interest features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Performance fees improved $7.9 million, from $(0.1) million for the year ended December 31, 2019 to $7.8 million for the year ended December 31, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates.

Year ended December 31, 2019 compared to year ended December 31, 2018:    Performance fees decreased $(9.9) million, or (101.0)%, from $9.8 million for the year ended December 31, 2018 to $(0.1) million for the year ended December 31, 2019. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of December 31, 2020.
Other Revenue
Year ended December 31, 2020 compared to year ended December 31, 2019:    Other revenue increased $1.3 million, or 21.7%, from $6.0 million for the year ended December 31, 2019 to $7.3 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in consulting performed by an Affiliate for the year ended December 31, 2020.
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

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020	2019	2018
Fixed compensation and benefits(1)	$177.6	$194.1	$188.7
Sales-based compensation(2)	8.8	11.2	17.4
Variable compensation(3)	180.7	199.4	235.9
Affiliate key employee distributions(4)	41.5	45.1	76.6
Non-cash Affiliate key employee equity revaluations(5)(6)	(26.1)	(65.9)	107.2
Amortization of acquisition-related consideration and pre-acquisition employee equity(7)	6.2	32.3	70.6
Total U.S. GAAP compensation and benefits expense	$388.7	$416.2	$696.4

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2020, $173.3 million of fixed compensation and benefits (of the $177.6 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the year ended December 31, 2019, $189.7 million of fixed compensation and benefits (of the $194.1 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the year ended December 31, 2018, $181.4 million of fixed compensation and benefits (of the $188.7 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed, as well as the compensation and benefits associated with the 2018 CEO transition.
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

	Years ended December 31,
($ in millions)	2020	2019	2018
Cash variable compensation	$165.4	$179.9	$214.9
Non-cash equity-based award amortization	15.3	19.5	21.0
Total variable compensation(a)	$180.7	$199.4	$235.9

(a)For the year ended December 31, 2020, $159.6 million of variable compensation expense (of the $180.7 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center and the Affiliates, variable compensation subsequently reimbursed by Funds, and a one-time compensation arrangement entered into that includes advances against future compensation payments. For the year ended December 31, 2019, $184.7 million of variable compensation expense (of the $199.4 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center and the Affiliates, as well as variable compensation subsequently reimbursed by Funds. For the year ended December 31, 2018, $230.7 million of variable compensation expense (of the $235.9 million above) is included within economic net income, which excludes the variable compensation associated with the 2018 CEO transition costs and variable compensation subsequently reimbursed by Funds.
(4)Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. For the year ended December 31, 2019, Affiliate key employee distributions included within economic net income was $53.1 million, which included an adjustment of $8.0 million of variable compensation related to restructuring at an Affiliate that will be reimbursed through a reduction of Affiliate key employee distributions. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.
(5)Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may, in certain circumstances, be repurchased by BSUS at a value based on a pre-determined fixed multiple of twelve-month earnings and as such a liability is carried on our balance sheet based on the expected cash to be paid. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period.
(6)Included in non-cash Affiliate key employee equity revaluations are revaluations as a result of the Landmark transaction related to contingent consideration amounting to $95.3 million for the year ended December 31, 2018, along with the revaluations of Landmark employee equity owned pre-acquisition amounting to $(6.0) million for the year ended December 31, 2020, $13.3 million for the year ended December 31, 2019 and $37.9 million for the year ended December 31, 2018.
(7)Acquisition-related consideration and pre-acquisition employee equity represents the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction amounting to $37.1 million in the year ended December 31, 2018, along with the amortization of employee equity owned pre-acquisition amounting to $6.2 million for the year ended December 31, 2020, $32.3 million for the year ended December 31, 2019 and $33.5 million for the year ended December 31, 2018. These items have been included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Compensation and benefits expense decreased $(27.5) million, or (6.6)%, from $416.2 million for the year ended December 31, 2019 to $388.7 million for the year ended December 31, 2020. Fixed compensation and benefits decreased $(16.5) million, or (8.5)%, from $194.1 million for the year ended December 31, 2019 to $177.6 million for the year ended December 31, 2020. This decrease reflects the cost savings from the restructuring at the Center and Affiliates, as well as the disposition of Barrow Hanley and Copper Rock in 2020. Variable compensation decreased $(18.7) million, or (9.4)%, from $199.4 million for the year ended December 31, 2019 to $180.7 million for the year ended December 31, 2020. The decrease was attributable to lower pre-variable compensation earnings in 2020, offset by the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments. Sales-based compensation decreased $(2.4) million, or (21.4)%, from $11.2 million for the year ended December 31, 2019 to $8.8 million for the year ended December 31, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(3.6) million, or (8.0)%, from $45.1 million for the year ended December 31, 2019 to $41.5 million for the year ended December 31, 2020 as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed $39.8 million in 2020, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(65.9) million for the year ended December 31, 2019 and decreased $(26.1) million for the year ended December 31, 2020. Amortization of acquisition-related consideration and pre-acquisition equity decreased $(26.1) million, or (80.8)% from $32.3 million for the year ended December 31, 2019 to $6.2 million for the year ended December 31, 2020, as a result of employee equity vesting in the prior year.
Year ended December 31, 2019 compared to year ended December 31, 2018:    Compensation and benefits expense decreased $(280.2) million, or (40.2)%, from $696.4 million for the year ended December 31, 2018 to $416.2 million for the year ended December 31, 2019. Fixed compensation and benefits increased $5.4 million, or 2.9%, from $188.7 million for the year ended December 31, 2018 to $194.1 million for the year ended December 31, 2019. This increase reflects the growth of the investment teams at our Affiliates and cost of living increases. Variable compensation decreased $(36.5) million, or (15.5)%, from $235.9 million for the year ended December 31, 2018 to $199.4 million for the year ended December 31, 2019 due to lower pre-variable compensation earnings in the current period. Sales-based compensation decreased $(6.2) million, or (35.6)%, from $17.4 million for the year ended December 31, 2018 to $11.2 million for the year ended December 31, 2019, as a result of the structure of sales-based compensation and the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(31.5) million, or (41.1)%, from $76.6 million for the year ended December 31, 2018 to $45.1 million for the year ended December 31, 2019, as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate key employee equity decreased $(173.1) million in 2019. Amortization of acquisition-related consideration and pre-acquisition equity decreased $(38.3) million, or (54.2)% from $70.6 million for the year ended December 31, 2018 to $32.3 million for the year ended December 31, 2019. The decrease in the revaluations of Affiliate equity was driven by lower earnings at the Affiliates in 2019, while the reduction in the amortization of acquisition-related consideration and pre-acquisition equity was primarily due to the Landmark contingent consideration arrangement that was fully accrued as of December 31, 2018.

General and Administrative Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:    General and administrative expense decreased $(22.8) million, or (17.7)%, from $128.8 million for the year ended December 31, 2019 to $106.0 million for the year ended December 31, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the disposition of Barrow Hanley and Copper Rock in 2020.
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
Impairment of Goodwill
Year ended December 31, 2020 compared to year ended December 31, 2019:   No goodwill impairment charge was recorded in the year ended December 31, 2019. A goodwill impairment charge of $16.4 million was recorded for the year ended December 31, 2020 with respect to the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in July 2020. See “Recent Developments” herein. In the first quarter of 2020, we performed a quantitative impairment test of Copper Rock due to the decline in assets under management and the fair value of the Copper Rock reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $16.4 million for the year ended December 31, 2020.
Year ended December 31, 2019 compared to year ended December 31, 2018:   No goodwill impairment charge was recorded in either the year ended December 31, 2019 or December 31, 2018.
Amortization of Acquired Intangibles Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:    Amortization of acquired intangibles expense increased $0.1 million, or 1.5%, from $6.6 million for the year ended December 31, 2019 to $6.7 million for the year ended December 31, 2020. This expense primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Year ended December 31, 2019 compared to year ended December 31, 2018:   Amortization of acquired intangibles expense was unchanged at $6.6 million for the year ended December 31, 2019 and $6.6 million for the year ended December 31, 2018. This expense primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:    Depreciation and amortization expense increased $3.8 million, or 22.1%, from $17.2 million for the year ended December 31, 2019 to $21.0 million for the year ended December 31, 2020. The increase was primarily related to additional software and technology investments in the business.
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
i.investment income;
ii.interest income;
iii.interest expense; and
iv.gain on sale of Affiliates
Investment Income
Year ended December 31, 2020 compared to year ended December 31, 2019:    Investment income decreased $(11.9) million, or (70.8)%, from $16.8 million for the year ended December 31, 2019 to $4.9 million for the year ended December 31, 2020. The decrease is primarily due to the change in unrealized gains/losses on seed investments driven by the market decline in the first quarter of 2020, which was partially offset by the change in unrealized gains in the following quarters of 2020 as the market recovered.
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
Interest Income
Year ended December 31, 2020 compared to year ended December 31, 2019:    Interest income decreased $(1.6) million, or (72.7)%, from $2.2 million for the year ended December 31, 2019 to $0.6 million for the year ended December 31, 2020, principally due to a decrease in short-term investment returns in 2020.
Year ended December 31, 2019 compared to year ended December 31, 2018:    Interest income decreased $(1.0) million, or (31.3)%, from $3.2 million for the year ended December 31, 2018 to $2.2 million for the year ended December 31, 2019, principally due to lower average cash balances and a decrease in short-term investment returns in 2019.
Interest Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:    Interest expense decreased $3.7 million, or (11.5)%, from $32.2 million for the year ended December 31, 2019 to $28.5 million for the year ended December 31, 2020, primarily reflecting a lower balance drawn on the non-recourse seed capital and revolving credit facilities during 2020. We paid down the balance on our non-recourse seed capital facility, and paid down the balance on our revolving credit facility in the year ended December 31, 2020.
Year ended December 31, 2019 compared to year ended December 31, 2018:    Interest expense increased $7.3 million, or 29.3%, from $24.9 million for the year ended December 31, 2018 to $32.2 million for the year ended December 31, 2019, primarily reflecting the utilization of our revolving credit facility and non-recourse seed capital facility during 2019.

Gain on Sale of Affiliates
Year ended December 31, 2020 compared to year ended December 31, 2019: Gain on sale of Affiliate was $241.3 million for the year ended December 31, 2020, representing a gain of $7.2 million on the sale of our equity interests in Copper Rock, a gain of $231.2 million on the sale of our equity interests in Barrow Hanley and a gain of $2.9 million on a previously disposed Affiliate. No gain on sale of Affiliate was recorded in the year ended December 31, 2019.
Year ended December 31, 2019 compared to year ended December 31, 2018: No gain on sale of an Affiliate was recorded in either the year ended December 31, 2019 or December 31, 2018.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, sale of Affiliates, limitations on executive compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements which ended in 2019. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate. As of December 31, 2020, a significant portion of the Company’s liabilities for uncertain tax positions have been reduced due to the lapse of statutes of limitation.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains numerous income tax provisions including some that are effective retroactively. Our Consolidated Balance Sheet reflects the benefit of a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020. This provision allowed us to utilize more of the deferred tax asset related to interest expense.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Income tax expense increased $94.1 million, from $18.0 million for the year ended December 31, 2019 to $112.1 million for the year ended December 31, 2020. The increase in income tax expense relates to the increase in income from continuing operations for the year ended December 31, 2020 driven by the gain on sale of Affiliates, in addition to the reductions to liabilities for uncertain tax positions due to the lapse of statues of limitation and adjustments to deferred tax assets in 2020 compared to 2019. Deferred tax assets have been adjusted primarily for changes in the Company's state tax rates and an increase in state tax obligations.
Year ended December 31, 2019 compared to year ended December 31, 2018:    Income tax expense increased $13.0 million, from $5.0 million for the year ended December 31, 2018 to $18.0 million for the year ended December 31, 2019, primarily due to the increase in the income from continuing operations before taxes. This increase in income tax expense was partially reduced by the reduction to liabilities for uncertain tax positions due to the lapse of statutes of limitation and adjustments to deferred tax assets in 2019. In 2019, deferred tax assets increased in connection with the Redomestication and an increase in state tax obligations. The effective tax rate increased to7.1% for the year ended December 31, 2019 from 3.7% for the year ended December 31, 2018 primarily due to the increase in income from continuing operations before taxes and a smaller reduction in 2019 to liabilities for uncertain tax positions due to the lapse of statutes of limitations. These increases to the effective tax rate were partially reduced by the impact of the deferred tax adjustments described above.

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
Year ended December 31, 2020 compared to year ended December 31, 2019:   Consolidated Funds’ revenue decreased $(1.1) million, from $6.6 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020. Consolidated Funds’ expense decreased $(0.1) million, from $0.4 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020. The decrease in Consolidated Funds’ revenue and decrease in Consolidated Funds’ expense is due to changes in the population of Consolidated Funds during the year ended December 31, 2020, including the deconsolidation of Funds due to redemption of seed investments in Barrow Hanley Consolidated Funds following the sale of our equity interests in Barrow Hanley in November 2020. Consolidated Funds’ investment gain (loss) increased $9.0 million from $20.9 million for the year ended December 31, 2019 to $29.9 million for the year ended December 31, 2020.
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

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2020, 2019 and 2018. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2020	2019	2018
Numerator: Operating income	$179.4	$250.3	$83.8
Denominator: Total revenue	$718.5	$819.5	$928.2
U.S. GAAP operating margin(1)	25.0%	30.5%	9.0%

Numerator: Total operating expenses(2)	$538.8	$568.8	$843.5
Denominator: Management fee revenue	$697.9	$807.0	$905.0
U.S. GAAP operating expense / management fee revenue(3)	77.2%	70.5%	93.2%

Numerator: Variable compensation	$180.7	$199.4	$235.9
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$396.4	$488.6	$393.4
U.S. GAAP variable compensation ratio(3)	45.6%	40.8%	60.0%

Numerator: Affiliate key employee distributions	$41.5	$45.1	$76.6
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$215.7	$289.2	$157.5
U.S. GAAP Affiliate key employee distributions ratio(3)	19.2%	15.6%	48.6%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin would be 24.4% for the year ended December 31, 2020, 30.0% for the year ended December 31, 2019 and 8.8% for the year ended December 31, 2018.
(2)Excludes consolidated Funds’ expense of $0.3 million for the year ended December 31, 2020, $0.4 million for the year ended December 31, 2019 and $0.9 million for the year ended December 31, 2018.
(3)Excludes the effect of Funds consolidation for the years ended December 31, 2020, 2019 and 2018.
(4)Excludes consolidated Funds’ revenue of $5.5 million for the year ended December 31, 2020, $6.6 million for the year ended December 31, 2019 and $3.8 million for the year ended December 31, 2018.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2020	2019	2018
Operating income	$179.4	$250.3	$83.8
Affiliate key employee distributions	41.5	45.1	76.6
Operating (income) loss of consolidated Funds	(5.2)	(6.2)	(2.9)
Operating income before Affiliate key employee distributions	$215.7	$289.2	$157.5
Variable compensation	180.7	199.4	235.9
Operating income before variable compensation and Affiliate key employee distributions	$396.4	$488.6	$393.4

Effects of Inflation
For the years ended December 31, 2020, 2019 and 2018, inflation did not have a material effect on our consolidated results of operations.
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
In the first quarter of 2020, we refined our definition of economic net income in light of a one-time compensation arrangement entered into that includes advances against future contractual compensation payments.
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
•We include our share of earnings from equity-accounted Affiliates within other income in ENI revenue, rather than investment income.
•We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.
•We identify separately from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.
•We net the separate revenue and expenses under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the economics of our business.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2020, 2019 and 2018
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2020, 2019 and 2018:

		Years ended December 31,
($ in millions)		2020	2019	2018
U.S. GAAP net income attributable to controlling interests		$286.7	$223.9	$136.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(26.1)	(65.9)	107.2
ii.	Goodwill impairment and amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	29.3	38.9	77.2
iii.	Capital transaction costs	0.8	2.9	1.6
iv.	Seed/Co-investment (gains) losses and financings(1)	(2.5)	(16.2)	14.5
v.	Tax benefit of goodwill and acquired intangibles deductions	9.2	9.3	5.7
vi.	Discontinued operations, restructuring and the impact of one-time compensation arrangement that includes advances against future compensation payments (2)	(213.2)	9.2	(79.4)
vii.	ENI tax normalization(3)	1.6	(49.8)	(30.3)
Tax effect of above adjustments(4)		57.8	8.5	(33.1)
Economic net income		$143.6	$160.8	$199.8

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2020, 2019 and 2018 are shown in the following table.

	Years ended December 31,
($ in millions)	2020	2019	2018
Seed/Co-investment (gains) losses	$(8.2)	$(25.0)	$6.4
Financing costs:
Seed/Co-investment average balance	97.0	143.4	129.5
Blended interest rate*	5.9%	6.1%	6.3%
Financing costs	5.7	8.8	(8.1)
Net seed/co-investment (gains) losses and financing	$(2.5)	$(16.2)	$(1.7)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.
(2)For the year ended December 31, 2020, includes $17.0 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments and restructuring costs which include $1.6 million costs associated with the transfer of an insurance policy from our former Parent, $9.4 million of restructuring costs at the Center and Affiliates, and the gain on sale of Affiliates of $241.3 million. For the year ended December 31, 2019, includes costs related to restructuring at the Center and the Affiliates of $6.7 million, as well as costs associated with the redomicile to the U.S. of $2.5 million. For the year ended December 31, 2018, includes the gain on sale of Heitman of $(65.7) million, a gain related to the Company’s agreement to terminate its deferred tax asset deed with OM plc of $(20.0) million, CEO transition costs of $4.8 million, comprised of $0.1 million of fixed compensation and benefits, $4.4 million of variable compensation and $0.4 million of other CEO transition costs and restructuring costs associated with its redomicile to the U.S. of $1.6 million.

(3)Includes an adjustments of $8.7 million and $40.8 million to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions recorded during the years ended December 31, 2020 and 2019, respectively. Includes an adjustment of $44.0 million in the year ended December 31, 2018 to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions recorded during the year, partially offset by non-taxable gains resulting from the agreement to terminate the Deferred Tax Asset Deed at a discount.
(4)Reflects the sum of line items (i), (ii), (iii), (iv) and the restructuring portion of line item (vi) taxed at the 27.3% U.S. statutory rate (including state tax). The restructuring portion of line item (vi) amounted to $(213.2) million for the year ended December 31, 2020, $9.2 million for the year ended December 31, 2019 and $(79.3) million for the year ended December 31, 2018.
The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2020, 2019 and 2018:

		Years ended December 31,
($)		2020	2019	2018
U.S. GAAP net income per share		$3.49	$2.45	$1.26
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.32)	(0.72)	1.00
ii.	Goodwill impairment and amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	0.36	0.43	0.72
iii.	Capital transaction costs	0.02	0.04	0.02
iv.	Seed/Co-investment (gains) losses and financings	(0.03)	(0.18)	0.14
v.	Tax benefit of goodwill and acquired intangibles deductions	0.11	0.10	0.05
vi.	Discontinued operations, restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments	(2.60)	0.10	(0.74)
vii.	ENI tax normalization	0.02	(0.55)	(0.28)
Tax effect of above adjustments		0.70	0.09	(0.31)
Economic net income per share		$1.75	$1.76	$1.86
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

ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP Revenue	$718.5	$819.5	$928.2
Include earnings from equity-accounted Affiliate	2.9	2.8	2.7
Exclude revenue from consolidated Funds attributable to non-controlling interests	(5.5)	(6.6)	(3.8)
Exclude Fund expenses reimbursed by customers	(4.6)	(4.4)	(8.0)
ENI Revenue	$711.3	$811.3	$919.1
The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2020	2019	2018
Management fees(1)	$697.9	$807.0	$905.0
Performance fees (2)	7.8	(0.1)	9.8
Other income, including equity-accounted Affiliate(3)	5.6	4.4	4.3
ENI Revenue	$711.3	$811.3	$919.1

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliate of $2.9 million for the year ended December 31, 2020, $2.8 million for the year ended December 31, 2019 and $2.7 million for the year ended December 31, 2018. Other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf that are subsequently reimbursed. Refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis” for a full discussion regarding the items excluded from the calculation of economic net income.

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP other revenue	$7.3	$6.0	$9.6
Earnings from equity-accounted Affiliate	2.9	2.8	2.7
Exclude Fund expenses reimbursed by customers	(4.6)	(4.4)	(8.0)
ENI other income	$5.6	$4.4	$4.3

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP operating expense	$539.1	$569.2	$844.4
Less: items excluded from economic net income
Amortization of acquisition-related consideration and pre-acquisition employee equity	(6.2)	(32.3)	(70.6)
Non-cash Affiliate key employee equity and profit interest revaluations	26.1	65.9	(107.2)
Goodwill impairment and amortization of acquired intangible assets	(23.1)	(6.6)	(6.6)
Capital transaction costs	(0.2)	(2.7)	(1.6)
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(28.2)	(9.2)	(6.5)
Fund expenses reimbursed by customers	(4.6)	(4.4)	(8.0)
Funds’ operating expenses	(0.3)	(0.4)	(0.9)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(159.6)	(184.7)	(230.7)
Affiliate key employee distributions(3)	(41.5)	(53.1)	(76.6)
ENI operating expense	$301.5	$341.7	$335.7

(1)For the year ended December 31, 2020, includes $17.0 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments and restructuring costs which include $1.6 million costs associated with the transfer of an insurance policy from our former Parent and $9.4 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2019, includes restructuring costs at the Center and the Affiliates of $6.7 million and costs associated with the redomicile to the U.S. of $2.5 million. For the year ended December 31, 2018, includes $1.6 million of costs associated with the redomicile to the U.S. and 2018 CEO transition costs of $4.8 million.
(2)For the year ended December 31, 2020, excludes variable compensation related to restructuring at the Center and the Affiliates of $20.8 million that is included within Restructuring costs, and Fund expenses reimbursed by customers of $0.3 million. For the year ended December 31, 2019, excludes variable compensation related to restructuring at the Center and the Affiliates of $6.7 million that is included within Restructuring costs, as well as $8.0 million variable compensation related to restructuring at an Affiliate that will be reimbursed through a reduction of Affiliate key employee distributions. For the year ended December 31, 2018, excludes variable compensation amounts related to CEO transition of $4.4 million that is included within Restructuring costs, and Fund expenses reimbursed by customers of $0.8 million.

(3)For the year ended December 31, 2019, includes an adjustment of $8.0 million, representing the amount of variable compensation related to restructuring at an Affiliate that will be reimbursed through a reduction in Affiliate key employee distributions.
The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2020	2019	2018
Fixed compensation & benefits(1)	$173.3	$189.7	$181.4
General and administrative expenses(2)	107.2	134.8	139.8
Depreciation and amortization	21.0	17.2	14.5
ENI operating expense	$301.5	$341.7	$335.7

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense to ENI fixed compensation and benefits expense for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020	2019	2018
Total U.S. GAAP compensation and benefits expense	$388.7	$416.2	$696.4
Amortization of acquisition-related consideration and pre-acquisition employee equity	(6.2)	(32.3)	(70.6)
Non-cash key employee equity and profit interest revaluations excluded from ENI	26.1	65.9	(107.2)
Sales-based compensation reclassified to ENI general & administrative expenses	(8.8)	(11.2)	(17.4)
Affiliate key employee distributions	(41.5)	(53.1)	(76.6)
Compensation related to restructuring expenses and the impact of a one-time arrangement that includes advances against future compensation payments(a)	(20.8)	(6.7)	(4.5)
Variable compensation	(159.6)	(184.7)	(230.7)
Fund expenses reimbursed by customers	(4.6)	(4.4)	(8.0)
ENI fixed compensation and benefits	$173.3	$189.7	$181.4

(a)For the year ended December 31, 2020, includes $17.0 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments and $3.8 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2019, includes $6.7 million of variable compensation associated with restructuring at the Center and the Affiliates. For the year ended December 31, 2018, includes $4.5 million of compensation associated with the 2018 CEO transition, which includes $0.1 million of fixed compensation and benefits and $4.4 million of variable compensation.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP general and administrative expense	$106.0	$128.8	$126.0
Sales-based compensation	8.8	11.2	17.4
Capital transaction costs	(0.2)	(2.7)	(1.6)
Restructuring costs(a)	(7.3)	(2.5)	(2.0)
Additional ENI adjustments	(0.1)	—	—
ENI general and administrative expense	$107.2	$134.8	$139.8

(a)Reflects $5.6 million related to restructuring at the Center and $1.6 million of costs associated with the transfer of an insurance policy from our former Parent for the year ended December 31, 2020. Reflects $2.5 million related to our redomicile to the U.S. in the year ended December 31, 2019. Reflects $1.6 million related to our redomicile to the U.S. and $0.4 million of CEO transition costs in the year ended December 31, 2018.
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2020, 2019 and 2018. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2020	2019	2018
Numerator: ENI operating earnings(1)	$250.2	$284.9	$352.7
Denominator: ENI revenue	$711.3	$811.3	$919.1
ENI operating margin(2)	35.2%	35.1%	38.4%

Numerator: ENI operating expense	$301.5	$341.7	$335.7
Denominator: ENI management fee revenue(3)	$697.9	$807.0	$905.0
ENI operating expense ratio(4)	43.2%	42.3%	37.1%

Numerator: ENI variable compensation	$159.6	$184.7	$230.7
Denominator: ENI earnings before variable compensation(1)(5)	$409.8	$469.6	$583.4
ENI variable compensation ratio(6)	38.9%	39.3%	39.5%

Numerator: Affiliate key employee distributions	$41.5	$53.1	$76.6
Denominator: ENI operating earnings(1)	$250.2	$284.9	$352.7
ENI Affiliate key employee distributions ratio(7)	16.6%	18.6%	21.7%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP operating income	$179.4	$250.3	$83.8
Include earnings from equity-accounted Affiliate	2.9	2.8	2.7
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(26.1)	(65.9)	107.2
Goodwill impairment and the amortization of acquired intangible assets, acquisition-related consideration	29.3	38.9	77.2
Capital transaction costs	0.2	2.7	1.6
Restructuring costs and the impact of a one-time compensation arrangement that includes advances against future compensation payments(a)	28.2	9.2	6.5
Affiliate key employee distributions	41.5	53.1	76.6
Variable compensation	159.6	184.7	230.7
Funds’ operating income	(5.2)	(6.2)	(2.9)
ENI earnings before variable compensation	409.8	469.6	583.4
Less: ENI variable compensation	(159.6)	(184.7)	(230.7)
ENI operating earnings	250.2	284.9	352.7
Less: ENI Affiliate key employee distributions	(41.5)	(53.1)	(76.6)
ENI earnings after Affiliate key employee distributions	$208.7	$231.8	$276.1

(a)For the year ended December 31, 2020, includes $17.0 million related to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, restructuring costs of $1.6 million associated with the transfer of an insurance policy from our former Parent and $9.4 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2019, includes $6.7 million of restructuring costs at the Center and the Affiliates and $2.5 million of costs incurred in connection with the redomicile to the U.S. For the year ended December 31, 2018. includes $4.8 million related to 2018 CEO transition costs and $1.6 million of costs incurred in connection with the redomicile to the U.S.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 24.4% for the year ended December 31, 2020, 30.0% for the year ended December 31, 2019 and 8.8% for the year ended December 31, 2018.
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

(4)The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation and benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at BSIG because in our profit sharing economic model, scale benefits both the Affiliate employees and BSIG stockholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2020	2019	2018
Pre-tax economic net income(1)	$187.1	$210.8	$262.5
Intercompany interest expense deductible for U.S. tax purposes	—	(35.5)	(75.4)
Taxable economic net income	187.1	175.3	187.1
Taxes at the U.S. federal and state statutory rates(2)	(51.1)	(47.9)	(51.1)
Other reconciling tax adjustments	7.6	(2.1)	(11.6)
Tax on economic net income	(43.5)	(50.0)	(62.7)
Add back intercompany interest expense previously excluded	—	35.5	75.4
Economic net income	$143.6	$160.8	$199.8
Economic net income effective tax rate(3)	23.2%	23.7%	23.9%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2020	2019	2018
U.S. GAAP interest income	$0.6	$2.2	$3.2
U.S. GAAP interest expense	(28.5)	(32.2)	(24.9)
U.S. GAAP net interest expense	(27.9)	(30.0)	(21.7)
Other ENI interest expense exclusions(a)	6.3	9.0	8.1
ENI net interest income (expense)	(21.6)	(21.0)	(13.6)
ENI earnings after Affiliate key employee distributions(b)	208.7	231.8	276.1
Pre-tax economic net income	$187.1	$210.8	$262.5

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Other ENI interest expense includes $5.7 million related to the cost of seed and co-investment financing and $0.6 million related to the amortization of debt issuance costs for the year ended December 31, 2020.
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

Segment Analysis
We conduct our operations through three business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset and managed volatility products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.
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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition that occurred as a result of the Landmark transaction, goodwill impairment and amortization of acquired intangible assets, capital transaction costs, restructuring costs, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.

    Segment ENI Revenue
The following tables identify the components of segment ENI revenue for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Management fees	$346.8	$170.6	$180.5	$—	$697.9	$370.8	$165.0	$271.2	$—	$807.0
Performance fees	8.0	—	(0.2)	—	7.8	9.8	0.3	(10.2)	—	(0.1)
Other income, including equity-accounted subsidiary	—	2.2	3.0	0.4	5.6	—	1.2	2.8	0.4	4.4
ENI revenue	$354.8	$172.8	$183.3	$0.4	$711.3	$380.6	$166.5	$263.8	$0.4	$811.3

	Year ended December 31,
($ in millions)	2018
	Quant & Solutions	Alternatives	Liquid Alpha	Other	Total
Management fees	$377.4	$208.3	$319.3	$—	$905.0
Performance fees	11.6	8.5	(10.3)	—	9.8
Other income, including equity-accounted subsidiary	—	1.3	2.6	0.4	4.3
ENI revenue	$389.0	$218.1	$311.6	$0.4	$919.1
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2020 compared to year ended December 31, 2019:  Quant & Solutions ENI revenue decreased $(25.8) million, or (6.8)%, from $380.6 million for the year ended December 31, 2019 to $354.8 million for the year ended December 31, 2020. The decrease was attributable to (6.5)% lower management fees driven by lower average AUM primarily resulting from the equity market decline in the first quarter of 2020.
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

Alternatives Segment ENI Revenue
Year ended December 31, 2020 compared to year ended December 31, 2019:  Alternatives ENI revenue increased $6.3 million, or 3.8%, from $166.5 million for the year ended December 31, 2019 to $172.8 million for the year ended December 31, 2020. The increase was attributable to 3.4% higher management fees resulting from inflows and change in net catch-up fees.
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
Liquid Alpha Segment ENI Revenue
Year ended December 31, 2020 compared to year ended December 31, 2019:  Liquid Alpha ENI revenue decreased $(80.5) million, or (30.5)%, from $263.8 million for the year ended December 31, 2019 to $183.3 million for the year ended December 31, 2020. The decrease was attributable to (33.4)% lower management fees driven by lower average AUM resulting from the disposition of Copper Rock and Barrow Hanley, equity market decline in the first quarter of 2020, and net outflows over the last twelve months. The change in performance fees was primarily due to fulcrum fees recorded in the year ended December 31, 2019 that did not repeat in the year ended December 31, 2020.
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

    Segment ENI Expense
The following tables identify the components of segment ENI expense for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
($ in millions)	2020					2019
	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$73.7	$45.7	$43.1	$10.8	$173.3	$79.4	$44.4	$50.3	$15.6	$189.7
General and administrative expense	56.9	17.2	19.9	13.2	107.2	66.0	21.5	27.9	19.4	134.8
Depreciation and amortization	18.4	1.7	0.5	0.4	21.0	15.2	1.0	0.6	0.4	17.2
Total ENI Operating Expenses	$149.0	$64.6	$63.5	$24.4	$301.5	$160.6	$66.9	$78.8	$35.4	$341.7
Variable compensation	72.8	39.2	44.0	3.6	159.6	75.6	36.7	62.4	10.0	184.7
Affiliate key employee distributions	4.3	25.1	12.1	—	41.5	6.4	23.0	23.7	—	53.1
Total Expenses	$226.1	$128.9	$119.6	$28.0	$502.6	$242.6	$126.6	$164.9	$45.4	$579.5

	Year ended December 31,
($ in millions)	2018
	Quant & Solutions	Alternatives	Liquid Alpha	Other	Total
Fixed compensation & benefits	$72.8	$38.1	$51.2	$19.3	$181.4
General and administrative expense	60.9	22.8	32.6	23.5	139.8
Depreciation and amortization	12.6	0.9	0.7	0.3	14.5
Total ENI Operating Expenses	$146.3	$61.8	$84.5	$43.1	$335.7
Variable compensation	86.2	58.9	73.9	11.7	230.7
Affiliate key employee distributions	9.5	34.1	33.0	—	76.6
Total Expenses	$242.0	$154.8	$191.4	$54.8	$643.0

Quant & Solutions Segment ENI Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:  Quant & Solutions ENI operating expense decreased $(11.6) million, or (7.2)%, from $160.6 million for the year ended December 31, 2019 to $149.0 million for the year ended December 31, 2020. The decrease was driven by (7.2)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (13.8)% lower ENI general and administrative expense such as travel reflecting the impact of COVID-19 and cost-saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (3.7)% as a result of lower earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions decreased (32.8)%, primarily due to lower Quant & Solutions ENI earnings after variable compensation.
Year ended December 31, 2019 compared to year ended December 31, 2018:   Quant & Solutions ENI operating expense increased $14.3 million, or 9.8%, from $146.3 million for the year ended December 31, 2018 to $160.6 million for the year ended December 31, 2019. The increase was driven by 9.1% higher ENI fixed compensation and benefits expense resulting from new hires for initiatives and annual cost of living increases, and 8.4% higher ENI general and administrative expense resulting from new initiatives and additional system costs. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (12.3)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Quant & Solutions decreased (32.6)%, largely driven by levered distribution structures.
Alternatives Segment ENI Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:  Alternatives ENI operating expense decreased $(2.3) million, or (3.4)%, from $66.9 million for the year ended December 31, 2019 to $64.6 million for the year ended December 31, 2020. The decrease was driven by (20.0)% lower ENI general and administrative expenses such as travel reflecting the impact of the COVID-19 pandemic. Alternatives ENI variable compensation expense, which is based on contractual arrangements, increased 6.8% as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Alternatives increased 9.1%, primarily driven by higher Alternatives ENI earnings after variable compensation.
Year ended December 31, 2019 compared to year ended December 31, 2018:   Alternatives ENI operating expense increased $5.1 million, or 8.3%, from $61.8 million for the year ended December 31, 2018 to $66.9 million for the year ended December 31, 2019. The increase was driven by 16.5% higher ENI fixed compensation and benefits expense resulting from new hires and annual cost of living increases. Alternatives ENI variable compensation expense, which is based on contractual arrangements, decreased (37.7)%, as a result of lower earnings before variable compensation. Affiliate key employee distributions attributable to Alternatives decreased (32.6)%, largely driven by lower profit after variable compensation.

Liquid Alpha Segment ENI Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:  Liquid Alpha ENI operating expense decreased $(15.3) million, or (19.4)%, from $78.8 million for the year ended December 31, 2019 to $63.5 million for the year ended December 31, 2020. The decrease was driven by (14.3)% lower ENI fixed compensation and benefits expense and (28.7)% lower ENI general and administrative expense driven by the Barrow Hanley and Copper Rock dispositions. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (29.5)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (48.9)%, primarily driven by dispositions and lower Liquid Alpha ENI earnings after variable compensation.
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
Other ENI Expense
Year ended December 31, 2020 compared to year ended December 31, 2019:  Other ENI operating expense decreased $(11.0) million or (31.1)%, from $35.4 million for the year ended December 31, 2019 to $24.4 million for the year ended December 31, 2020. The decrease was driven by (30.8)% lower ENI fixed compensation and benefits expense resulting from a reduction in headcount and (32.0)% lower ENI general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (64.0)% due to a reduction in headcount.
Year ended December 31, 2019 compared to year ended December 31, 2018:   Other ENI operating expense decreased $(7.7) million, or (17.9)%, from $43.1 million for the year ended December 31, 2018 to $35.4 million for the year ended December 31, 2019. The decrease was driven by (19.2)% lower fixed compensation and benefit expense resulting from a reduction in headcount, and (17.4)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (14.5)% which was driven by a reduction in headcount.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2020	2019	2018
Cash provided by (used in)(1)(2)
Operating activities	$165.8	$(106.6)	$252.3
Investing activities	358.6	17.7	57.6
Financing activities	(232.2)	(140.4)	(155.6)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.

Our most significant uses of cash include repayment of third-party borrowings, third-party interest payments, repurchases of shares, payments made to OM plc under the Deferred Tax Asset Deed, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2020, 2019 and 2018
Net cash (used in) provided by operating activities of continuing operations excluding consolidated Funds increased $272.4 million, or 255.5%, from $(106.6) million used in the year ended December 31, 2019 to $165.8 million provided by the year ended December 31, 2020. The increase was primarily driven by a decrease in operating liabilities as a result of the Landmark earnout that was settled in the year ended December 31, 2019.
Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $(358.9) million, from $252.3 million for the year ended December 31, 2018 to $(106.6) million for the year ended December 31, 2019. The decrease was primarily driven by a decrease in operating liabilities as a result of the Landmark earnout that was settled in the year ended December 31, 2019.
Net cash provided by investing activities was $358.6 million, $17.7 million and $57.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash (used in) received from the (purchase) and sale of investments was $90.6 million, $46.6 million and $(25.7) million for the years ended December 31, 2020, 2019 and 2018, respectively. Fluctuations are principally due to the timing of investments or redemptions of seed capital as well as acquisitions or disposals of real estate and forestry assets in which we are co-investing. Net cash used in the purchase of fixed assets was $(27.2) million, $(33.9) million and $(21.7) million for the years ended December 31, 2020, 2019 and 2018, respectively. Proceeds received from the sale of investments in Affiliates was $295.2 million, $5.0 million and $105.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, payments made to OM plc, third-party borrowings and dividends paid. Cash used in financing activities was $(232.2) million, $(140.4) million and $(155.6) million for the years ended December 31, 2020, 2019 and 2018, respectively. We paid down $(175.0) million against third party borrowings in 2020, we drew net $175.0 million against third party borrowings in 2019 and we paid down $(33.5) million against third party borrowings in 2018. In 2020 we made payments of $(0.3) million against amounts previously owed to OM plc for the co-investment arrangement, funded $(46.0) million for share repurchases and paid out $(10.9) million in dividends. In 2019 we made payments of $(37.8) million against amounts previously owed to OM plc for the DTA deed and co-investment arrangement, funded $(239.8) million for share repurchases, and paid out $(36.0) million in dividends. In 2018 we paid $(3.9) million against amounts previously owed to OM plc, funded $(71.2) million for share repurchases and paid out $(42.5) million in dividends.

Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2020	2019	2018
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$401.9	$111.3	$340.6
Investment advisory fees receivable	112.8	151.9	159.1
Investments	70.3	124.7	125.7
Total current assets	585.0	387.9	625.4
Current liabilities
Accounts payable and accrued expenses	33.5	41.5	54.3
Accrued short-term incentive compensation	120.8	137.8	171.0
Other short-term liabilities(2)	20.3	3.7	232.8
Total current liabilities	174.6	183.0	458.1
Working Capital	$410.4	$204.9	$167.3
Long-term notes payable and other debt	$394.3	$568.8	$393.3

(1)Excludes the non-controlling interest portion of consolidated Funds.
(2)Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Affiliate equity and profits interests are also excluded on a short-term basis because they are funded through recycling.
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $410.4 million at December 31, 2020. Our most significant current liabilities have been accounts payable and accrued compensation expense. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at each Affiliate at a sufficient level to meet short-term operational needs. Periodic distributions of Affiliate earnings to BSUS and Affiliate key employee equity holders are made according to respective Affiliate distribution policies, with BSUS having the ability to access any surplus cash at each Affiliate as necessary during interim periods.

Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

	Amounts outstanding at
($ in millions)	December 31, 2020	December 31, 2019	Interest rate	Maturity
Third party borrowings:
Revolving credit facility(1)	$—	$140.0	LIBOR + 1.50% plus 0.20% commitment fee	August 22, 2022
4.80% Senior Notes Due 2026	272.8	272.4	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.5	121.4	5.125%	August 1, 2031
Total third party borrowings	$394.3	$533.8
Non-recourse borrowing:
Non-recourse seed capital facility(2)	—	35.0	LIBOR + 1.55% plus 0.95% commitment fee	N/A
Total non-recourse borrowing	$—	$35.0
Total borrowings	$394.3	$568.8

(1)An amendment to the $450 million revolving credit facility was made on November 17, 2020 to reduce the revolving credit facility to $150 million upon consummation of the sale of the Company's equity interests in Barrow Hanley.
(2)We paid down and terminated the non-recourse seed capital facility in the third quarter that was set to expire on January 15, 2021.
Third party borrowings
Revolving Credit Facility
On August 20, 2019, we entered into a $450.0 million senior unsecured revolving credit facility with Citibank, as administrative agent and issuing bank, and RBC Capital Markets and BMO Capital Markets Corp. as joint lead arrangers and joint book runners. The previous revolving credit facility with Citibank with maturity date of October 15, 2019 was terminated.
On September 3, 2020, we along with the Royal Bank of Canada, BMO Harris Bank, N.A., Bank of China, New York Branch, Wells Fargo Bank, National Association, Barclays Bank PLC, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into an amendment (the “Amendment”) to the revolving credit agreement dated as of August 20, 2019 (the “Original Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”). The Amendment included changes to the Original Credit Agreement to permit the sale of the Company's equity interests in Barrow Hanley (the “Barrow Hanley Sale”). Under the Original Credit Agreement, the Barrow Hanley Sale required consent of the Lenders’ given that Barrow Hanley accounted for more than 10% of our consolidated Adjusted EBITDA. The Amendment provided that, effective immediately upon the consummation of the Barrow Hanley Sale, the Lenders’ commitments under the Amended Credit Agreement would be $150 million. The Barrow Hanley Sale was consummated on November 17, 2020 and the Lenders’ commitments under the Amended Credit Agreement were reduced to $150 million from thereon.
Under the Amended Credit Agreement, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA, as defined by the Amended Credit Agreement cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. Adjusted EBITDA defined by the Amended Credit Agreement represents Adjusted EBITDA, as defined in the “—Supplemental Liquidity Measure—Adjusted EBITDA” section below, adjusted for the pro forma effect of acquisitions and dispositions. At December 31, 2020, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA as defined by the Amended Credit Agreement was 2.0x and our interest coverage ratio was 7.1x.
On February 23, 2021, we along with the Lenders, entered into an assignment and assumption and amendment agreement (the “Assignment”) to the Amended Credit Agreement. Pursuant to the Assignment, the Amended Credit Agreement was assigned to and assumed by Acadian and the Amended Credit Agreement was amended (the Amended Credit Agreement, as amended by the Assignment, the “Acadian Credit Agreement”) to, among other things, reduce the Lenders’ commitments thereunder to $125 million. The Acadian Credit Agreement has a maturity date of August 22, 2022.
Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at our, equal to one, three or six months plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined below). In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x.
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
Non-recourse seed capital facility
In July 2017, we entered into a non-recourse seed capital facility collateralized by our seed capital holdings and could borrow up to $65.0 million, so long as the borrowing did not represent more than 50% of the value of the seed capital collateral. The non-recourse seed capital facility was set to expire January 15, 2021 and was paid down in the third quarter and terminated.
As of December 31, 2020, we were in compliance with the required covenants related to borrowings and debt facilities.

Other Long-term Liabilities
Other long-term liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	Years ended December 31,
($ in millions)	2020	2019
Share-based payments liability	$213.8	$221.8
Affiliate profit interests liability	41.4	94.8
Employee equity	255.2	316.6
Voluntary deferral plan liability	72.8	88.3
Total	$328.0	$404.9
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
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2021 annual meeting of shareholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in millions)	2020	2019	2018
Net income attributable to controlling interests	$286.7	$223.9	$136.4
Net interest expense to third parties	27.9	30.0	21.7
Income tax expense (including tax expenses related to discontinued operations)	112.1	18.0	5.0
Depreciation and amortization (including intangible assets) and goodwill impairment	44.1	23.8	21.1
EBITDA	$470.8	$295.7	$184.2
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(23.4)	(65.9)	107.2
Amortization of pre-acquisition employee equity	6.1	32.3	70.6
EBITDA of discontinued operations attributable to controlling interests	—	—	(0.1)
(Gain) loss on seed and co-investments	(8.2)	(25.0)	6.4
Deferred tax asset deed revaluation	—	—	(20.0)
Restructuring and the impact of a one-time compensation arrangement that includes advances against future compensation payments(1)	(213.2)	9.2	(59.3)
Custody fees on seed portfolio	0.1	—	—
Capital transaction costs	0.2	2.7	1.6
Adjusted EBITDA	$232.4	$249.0	$290.6
ENI net interest expense to third parties	(21.6)	(21.0)	(13.6)
Depreciation and amortization(2)	(23.7)	(17.2)	(14.5)
Tax on economic net income	(43.5)	(50.0)	(62.7)
Economic net income	$143.6	$160.8	$199.8

(1)Included in restructuring for the year ended December 31, 2020 are $9.4 million of restructuring costs at the Center and Affiliates, $1.6 million costs associated with the transfer of an insurance policy from our former Parent, $17.0 million costs relating to the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the gain on sale of Affiliates of $241.3 million. Included in restructuring for the year ended December 31, 2019 are $6.7 million of restructuring costs at the Center and Affiliates and $2.5 million of costs incurred in connection with our redomicile to the U.S. Included in restructuring for the year ended December 31, 2018 is the gain on the sale of Heitman of $65.7 million, $1.6 million of costs associated with our redomicile and $4.8 million related to the 2018 CEO transition.
(2)The year ended December 31, 2020 includes non-cash equity-based award amortization expense.
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
Off-Balance Sheet Obligations
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interests in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, other than those described in “Contractual Obligations” as well as Note 6 to our Consolidated Financial Statements included in Item 8 herein, “Variable Interest Entities.”
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Amounts due to OM plc(1)	$3.4	$2.8	$—	$0.6	$—
Other third party borrowings	400.0	—	—	—	400.0
Lease obligations	132.2	13.4	20.6	20.8	77.4
Co-investment obligations	33.0	29.0	4.0	—	—
Other liabilities(2)	1.2	0.1	0.1	0.1	0.9
Maximum Affiliate equity and profits interests repurchase obligations(3)	66.4	5.1	10.2	10.2	40.9
Total contractual obligations	$636.2	$50.4	$34.9	$31.7	$519.2

(1)Amounts due to OM plc is comprised of $3.4 million owed under the co-investment deed.

(2)Represents the mortgage on a building owned by an Affiliate.
(3)Represents amortized amounts held by Affiliate key employees. Our actual funding of these potential repurchases of Affiliate equity and profits interests is limited to only that portion that may be put to us by Affiliate key employees or that we decide to call to facilitate succession planning that the Affiliates, which is typically capped annually such that we do not repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Affiliate key employees. Any equity or profits interests repurchased by us are used to fund a portion of variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity.

Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data - Note 2, “Significant Accounting Policies." The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these Consolidated Financial Statements, and changes in these estimates are likely to occur from period-to-period in the future.
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
Due to the decline in the Company’s assets under management during the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020. In the first quarter of 2020, the Company performed a quantitative impairment test for the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in July 2020. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the year ended December 31, 2020. We also completed our annual goodwill impairment test as of the first business day of the fourth quarter and no impairment was identified. While we believe all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different fair value amounts and therefore different goodwill impairment assessments.
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

Our model for assessing the impact of market risk on our results uses December 31, 2020 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2020. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2020.
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
The value of our assets under management was $156.7 billion as of December 31, 2020. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $67.7 million, including equity-accounted Affiliate, based on our current weighted average fee rate of approximately 43 basis points, including equity-accounted Affiliate. Approximately $18.0 billion, or 11%, of our AUM, including equity-accounted Affiliate, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance and high-water mark status of our alternative assets, a 10% increase or decrease in AUM would have no impact to our gross performance fees based on our trailing twelve month performance fees of $7.8 million as of December 31, 2020. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $24.7 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $130.6 billion of equity assets under management to increase or decrease by $13.1 billion, resulting in a change in annualized management fee revenue of $48.1 million and an annual change in post-tax economic net income of approximately $18.3 million, given our current cost structure, operating model, and weighted average equity fee rates of 37 basis points at the mix of strategies as of December 31, 2020. Approximately $12.5 billion, or 10%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, almost all are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have no material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $99.5 billion of foreign currency denominated AUM to increase or decrease by $10.0 billion, resulting in a change in annualized management fee revenue of $38.4 million and an annual change in post-tax economic net income of $14.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of December 31, 2020. Approximately $12.5 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an immaterial impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $1.9 billion, would cause AUM to rise or fall by approximately $0.2 billion. Based on our fixed income weighted average fee rates of 26 basis points, annualized management fees would change by $0.5 million and post-tax economic net income would change by $0.2 million annually. There are currently no material fixed income assets earning performance fees as of the year ended December 31, 2020.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our Credit Facility. Interest on borrowings under the Credit Facility is based upon variable interest rates. Borrowings under our Credit Facility were $0.0 million as of December 31, 2020. We currently do not hedge against this interest rate risk. As of December 31, 2020, a hypothetical 10% change in interest rates would have resulted in a $0.4 million change to our interest expense during the twelve months ended December 31, 2020.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors BrightSphere Investment Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSphere Investment Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the fair value measurement of the cash-settled affiliate awards liability
As discussed in Notes 2, 13 and 20 to the consolidated financial statements, the Company records liabilities for equity awards made to certain affiliate key employees. The liability for these awards is revalued each reporting period to its fair value. The share-based payments liability was $213.8 million at December 31, 2020, which included the liability for these awards.
We identified the assessment of the fair value measurement of the cash-settled affiliate awards liability as a critical audit matter. Complex and subjective auditor judgment was required in evaluating the methodologies and key assumptions used in determining the fair value of the liability related to the cash-settled affiliate

Report of Independent Registered Public Accounting Firm

awards. The significant assumptions that required complex and subjective auditor judgment include forecasted earnings, market risk adjustments, discount rates, and adjustments to reflect the impact of post-vesting restrictions. Minor changes to these assumptions can have an effect on the Company’s determination of the fair value of the cash-settled affiliate awards liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process related to the fair value measurement of the cash-settled affiliate awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings to internal financial forecasts and historical results. We also compared certain inputs used in developing the forecasted earnings to third party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and also assessing when award holders maximize value. We evaluated the mathematical accuracy of the computations used to determine the fair value of the liability and compared the calculated fair values to the amounts recorded. We involved valuation professionals with specialized skills and knowledge, who assisted in:
–evaluating if the methodology used to calculate fair values was appropriate for the awards being valued
–evaluating market risk adjustments
–evaluating the discount rates used by the Company by comparing them against a discount rate range that was developed using publicly available market data
–performing independent calculations of the fair value of the liability using the Company’s forecasted earnings and a combination of independent assumptions and Company assumptions and comparing the result to the amount recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Boston, Massachusetts
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors BrightSphere Investment Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BrightSphere Investment Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
March 1, 2021

BrightSphere Investment Group Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$401.9	$111.3
Restricted cash	1.6	—
Investment advisory fees receivable	112.8	151.9
Income taxes receivable	9.3	26.2
Fixed assets, net	71.6	65.8
Right of use assets	90.7	37.7
Investments (includes balances reported at fair value of $113.1 and $184.3)	115.1	186.3
Acquired intangibles, net	58.4	65.1
Goodwill	182.1	274.6
Other assets	50.6	52.0
Deferred tax assets	170.8	243.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	0.6	9.7
Investments (includes balances reported at fair value of $— and $119.5)	113.7	190.6
Other assets	—	4.9
Total assets	$1,379.2	$1,419.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$33.5	$41.5
Accrued incentive compensation	120.8	137.8
Due to OM plc	3.4	3.7
Other compensation liabilities	328.0	404.9
Accrued income taxes	4.1	12.8
Operating lease liabilities	107.9	42.5
Other liabilities	2.8	3.1
Debt:
Non-recourse borrowings	—	35.0
Third party borrowings	394.3	533.8
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	—	5.2
Securities sold, not yet purchased, at fair value	—	0.9
Other liabilities	—	0.1
Total liabilities	994.8	1,221.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	—	83.9
Equity:
Common stock (par value $0.001; 79,387,961 and 85,886,371 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	492.4	534.3
Retained deficit	(176.5)	(452.5)
Accumulated other comprehensive loss	(13.6)	(17.5)
Non-controlling interests	1.7	1.3
Non-controlling interests in consolidated Funds	80.3	48.8
Total equity and redeemable non-controlling interests in consolidated Funds	384.4	198.4
Total liabilities and equity	$1,379.2	$1,419.7

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Management fees	$697.9	$807.0	$905.0
Performance fees	7.8	(0.1)	9.8
Other revenue	7.3	6.0	9.6
Consolidated Funds’ revenue	5.5	6.6	3.8
Total revenue	718.5	819.5	928.2
Operating expenses:
Compensation and benefits	388.7	416.2	696.4
General and administrative expense	106.0	128.8	126.0
Impairment of goodwill	16.4	—	—
Amortization of acquired intangibles	6.7	6.6	6.6
Depreciation and amortization	21.0	17.2	14.5
Consolidated Funds’ expense	0.3	0.4	0.9
Total operating expenses	539.1	569.2	844.4
Operating income	179.4	250.3	83.8
Non-operating income and (expense):
Investment income	4.9	16.8	66.5
Interest income	0.6	2.2	3.2
Interest expense	(28.5)	(32.2)	(24.9)
Revaluation of DTA deed	—	—	20.0
Gain on sale of Affiliates	241.3	—	—
Net consolidated Funds’ investment gains (losses)	29.9	20.9	(13.4)
Total non-operating income	248.2	7.7	51.4
Income from continuing operations before taxes	427.6	258.0	135.2
Income tax expense	112.1	18.0	5.0
Income from continuing operations	315.5	240.0	130.2
Gain (loss) on disposal of discontinued operations, net of tax	—	—	0.1
Net income	315.5	240.0	130.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	28.8	16.1	(6.1)
Net income attributable to controlling interests	$286.7	$223.9	$136.4
Earnings per share (basic) attributable to controlling interests	$3.53	$2.45	$1.27
Earnings per share (diluted) attributable to controlling interests	3.49	2.45	1.26
Continuing operations earnings per share (basic) attributable to controlling interests	3.53	2.45	1.27
Continuing operations earnings per share (diluted) attributable to controlling interests	3.49	2.45	1.26
Weighted average shares outstanding	81.3	91.2	107.4
Weighted average diluted shares outstanding	82.0	91.3	107.6
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$315.5	$240.0	$130.3
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	2.3	2.4	2.4
Foreign currency translation adjustment	1.6	1.0	(1.7)
Total comprehensive income	319.4	243.4	131.0
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	28.8	16.1	(6.1)
Total comprehensive income attributable to controlling interests	$290.6	$227.3	$137.1

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2020, 2019 and 2018
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2017	109.7	$0.1	$831.5	$(734.6)	$(21.6)	$75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of common stock	1.0	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(5.5)	—	(74.6)	—	—	(74.6)	—	—	(74.6)	—	(74.6)
Capital contributions	—	—	—	—	—	—	—	9.3	9.3	78.9	88.2
Equity-based compensation	—	—	7.7	—	—	7.7	—	—	7.7	—	7.7
Foreign currency translation adjustment	—	—	—	—	(1.7)	(1.7)	—	—	(1.7)	—	(1.7)
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Other changes in non-controlling interests	—	—	—	—	—	—	0.3	—	0.3	—	0.3
Net consolidation (de-consolidation) of Funds	—	—	—	—	—	—	—	(28.8)	(28.8)	(76.7)	(105.5)
Dividends to shareholders ($0.39 per share)	—	—	—	(42.3)	—	(42.3)	—	—	(42.3)	—	(42.3)
Net income (loss)	—	—	—	136.4	—	136.4	—	(1.8)	134.6	(4.3)	130.3
December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	$—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(19.5)	—	(236.5)	—	—	(236.5)	—	—	(236.5)	—	(236.5)
Capital contributions	—	—	—	—	—	—	—	9.2	9.2	36.2	45.4
Equity-based compensation	—	—	6.2	—	—	6.2	—	—	6.2	—	6.2
Foreign currency translation adjustment	—	—	—	—	1.0	1.0	—	—	1.0	—	1.0
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Other changes in non-controlling interests	—	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Dividends ($0.40 per share)	—	—	—	(35.9)	—	(35.9)	—	—	(35.9)	—	(35.9)
Net income	—	—	—	223.9	—	223.9	—	10.3	234.2	5.8	240.0
December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	0.2	—	—	0.2	—	—	0.2	—	0.2
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(6.4)	—	(46.0)	—	—	(46.0)	—	—	(46.0)	—	(46.0)
Capital contributions	—	—	—	—	—	—	—	3.1	3.1	151.7	154.8
Equity-based compensation	—	—	2.5	—	—	2.5	—	—	2.5	—	2.5
Foreign currency translation adjustment	—	—	—	—	1.6	1.6	—	—	1.6	—	1.6
Amortization related to derivative securities, net of tax	—	—	—	—	2.3	2.3	—	—	2.3	—	2.3
Other changes in non-controlling interests	—	—	—	—	—	—	0.4	—	0.4	—	0.4
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	—	(236.0)	(236.0)
Other movements	—	—	1.4	—	—	1.4	—	—	1.4	—	1.4
Dividends ($0.13 per share)	—	—	—	(10.7)	—	(10.7)	—	—	(10.7)	—	(10.7)
Net income	—	—	—	286.7	—	286.7	—	28.4	315.1	0.4	315.5
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$315.5	$240.0	$130.3
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	(28.8)	(16.1)	6.1
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss from discontinued operations, excluding consolidated Funds	—	—	(0.1)
Impairment of goodwill	16.4	—	—
Amortization of acquired intangibles	6.7	6.6	6.6
(Gain) on sale of Affiliates	(241.3)	—	—
Depreciation and amortization	21.0	17.2	14.5
Amortization of debt-related costs	4.3	3.7	3.3
Amortization and revaluation of non-cash compensation awards	(4.9)	(13.4)	198.8
Net earnings from Affiliate accounted for using the equity method	(2.9)	(2.8)	(2.7)
Distributions received from equity method Affiliates	3.0	2.7	11.9
Revaluation of DTA Deed	—	—	(20.0)
Gain on sale of investment in Affiliate	—	—	(65.7)
Deferred income taxes	72.7	25.8	(24.8)
(Gains) losses on other investments	(15.7)	(38.0)	6.1
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	13.5	7.1	49.5
(Increase) decrease in other receivables, prepayments, deposits and other assets	17.8	(24.4)	21.9
Increase (decrease) in accrued incentive compensation, operating lease liabilities, other liabilities and amounts due to related parties	(6.0)	(264.9)	(37.3)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(5.5)	(50.1)	(46.1)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	165.8	(106.6)	252.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	28.8	16.1	(6.1)
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Purchase of investments	(146.3)	(186.9)	(250.3)
Sale of investments	91.3	149.1	191.2
Earnings from equity method investees	(35.1)	(16.7)	—
Losses on other investments	11.5	6.9	9.0
(Increase) decrease in receivables and other assets	(32.2)	7.5	(14.1)
Increase (decrease) in accounts payable and other liabilities	6.7	(7.9)	13.0
Net cash flows from operating activities of continuing operations of consolidated Funds	(75.3)	(31.9)	(57.3)
Net cash flows from operating activities of continuing operations	90.5	(138.5)	195.0

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net cash flows from operating activities of discontinued operations	—	—	0.1
Total net cash flows from operating activities	90.5	(138.5)	195.1
Cash flows from investing activities:
Additions of fixed assets	(27.2)	(33.9)	(21.7)
Proceeds from sale of Affiliates	295.2	5.0	105.0
Purchase of investment securities	(19.2)	(26.5)	(103.9)
Sale of investment securities	109.8	73.1	78.2
Cash flows from investing activities of consolidated Funds:
Contributions in equity method investees	(4.2)	(12.6)	—
Distributions received from equity method investees	1.3	3.9	—
Consolidation (de-consolidation) of Funds	(85.7)	—	(40.2)
Net cash flows from investing activities of continuing operations	270.0	9.0	17.4
Net cash flows from investing activities of discontinued operations	—	—	—
Total net cash flows from investing activities	270.0	9.0	17.4
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	80.0	505.0	15.0
Repayment of third party and non-recourse borrowings	(255.0)	(330.0)	(48.5)
Payment to OM plc for promissory notes	—	—	(4.5)
Payment to OM plc for DTA Deed	—	(32.7)	—
Payment to OM plc for co-investment redemptions	(0.3)	(5.1)	(3.9)
Repurchases of common stock	(46.0)	(239.8)	(71.2)
Dividends paid to shareholders	(7.2)	(24.5)	(31.8)
Dividends paid to related parties	(3.7)	(11.5)	(10.7)
Payment of debt issuance costs	—	(1.8)	—
Cash flows from financing activities of consolidated Funds:
Non-controlling interest capital raised	4.1	12.6	—
Non-controlling interest capital redeemed	(1.0)	(3.4)	—
Redeemable non-controlling interest capital raised	152.8	37.9	88.6
Redeemable non-controlling interest capital redeemed	(1.1)	(1.7)	(0.4)
Net cash flows from financing activities of continuing operations	(77.4)	(95.0)	(67.4)
Net cash flows from financing activities of discontinued operations	—	—	—
Total net cash flows from financing activities	(77.4)	(95.0)	(67.4)
Net increase (decrease) in cash and cash equivalents	283.1	(224.5)	145.1
Cash and cash equivalents at beginning of period	121.0	345.5	200.4
Cash and cash equivalents at end of period (including restricted cash and cash at consolidated Funds classified as restricted)	$404.1	$121.0	$345.5

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$24.3	$28.4	$22.2
Income taxes paid	$33.4	$44.6	$45.6

Supplemental disclosure of non-cash investing and financing transactions:
Consolidation (de-consolidation) of Funds	$(236.0)	$—	$(105.5)
Payable for securities purchased by a consolidated Fund	$—	$4.0	$10.8
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.

(1)In July 2020, the Company completed the sale of Copper Rock Capital Partners LLC (“Copper Rock”) and in November 2020, the Company completed the sale of Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”). See Note 3, Divestitures, for further discussion.
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
December 31, 2020 and 2019

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

(1)Includes 2,231,375 shares purchased by the underwriters of the offering under their overallotment option.
(2)Includes 1,995,000 shares purchased by the underwriters of the offering under their overallotment option.
(3)Includes 1,950,000 shares purchased by the underwriters of the offering under their overallotment option.
(4)Purchased pursuant to the share repurchase program described below. All shares repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

1) Organization and Description of the Business (cont.)

(5)Following the May 12, 2017 sale of shares from OM plc to HNA, on May 24, 2017, OM plc appointed Dr. Guang Yang of HNA as an OM plc director.
(6)Includes 2,595,000 shares purchased by the underwriters of the offering under their overallotment option.
(7)Following the November 10, 2017 sale of shares from OM plc to HNA, HNA acquired the right to appoint two directors to the Company’s board.
(8)Upon completion of the November 17, 2017 offering, OM plc indirectly owned 1,000 of the Company’s outstanding ordinary shares.
(9)In connection with the November 19, 2018 sale of shares from HNA to Paulson, on November 16, 2018, HNA appointed John Paulson and Dr. Guang Yang as HNA directors. The final sale of shares from HNA to Paulson was completed on February 25, 2019. On April 15, 2020, John Paulson succeeded Guang Yang as the Chairman of the Board.
Share Repurchase Program
On February 3, 2016, the Company’s Board of Directors authorized a $150 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, the Company’s Board of Directors approved an amendment to the existing share repurchase contract, to permit the repurchase of shares, from time to time, up to an aggregate limit of $600 million of shares. This amendment was subsequently approved by shareholders on June 19, 2018. For the year ended December 31, 2020, the Company repurchased 6,412,663 shares at a weighted average price of $7.15 per share, or approximately $46.0 million in total, including commissions. In 2019, the Company repurchased 19,479,945 shares at a weighted average price of $12.08 per share, or approximately $235.4 million in total, including commissions. In 2018, the Company repurchased 5,549,861 shares on the open market at a weighted average price of $13.35 per share or approximately $74.2 million in total, including commissions.
On April 29, 2016, at the Company’s Annual General Meeting, shareholders (excluding OM plc) authorized a form of contract by which the Company would be permitted to repurchase shares directly from OM plc. The shareholder authorization does not contain a maximum dollar or share amount for such purchases individually or in aggregate from OM plc. On December 16, 2016 in connection with the secondary offering by OM plc, the Company repurchased 6,000,000 shares directly from OM plc at a price of $14.25 per share. On May 19, 2017 in connection with the secondary offering by OM plc, the Company repurchased 5,000,000 shares directly from OM plc at a price of $14.55 per share.
All shares of common stock repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

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
As a result of the Redomestication on July 12, 2019, discussed in Note 1, the Company revised its equity accounts to reflect a U.S. domiciled company presentation on the Consolidated Statements of Changes in Shareholders’ equity and the Consolidated Balance Sheets for all periods presented. The previously issued ordinary shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. The Redomestication and related internal reorganization was accounted for consistent with a reorganization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.  Accordingly, the transfer of the assets and liabilities and exchange of shares was recorded in the new entity (BrightSphere Investment Group Inc.) at their carrying amounts from the transferring entity (BrightSphere Investment Group plc) at the date of transfer.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Certain Funds reimburse the Company’s Affiliates for certain expenses where the Affiliate is acting as a principal, primarily for compensation expense for field office personnel at several Timber Funds, where revenue is recognized from log and fiber sales upon delivery to the customer. Revenue from expense reimbursement is accrued at cost as the corresponding reimbursable expenses are incurred and is recorded in other revenue in the Company’s Consolidated Statements of Operations.
    Revenue from other sources
Other revenue also includes interest income on cash and cash equivalents and revenue from administration and consulting services.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Investments and Investment Transactions
    Valuation of investments held at fair value
Valuation of Fund investments, including Timber Funds, is evaluated pursuant to the fair value methodology discussed below. Other investments are categorized as trading and recorded at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of investments are reported within net consolidated funds’ investment gains and losses in the Consolidated Statements of Operations. See Note 5 for a summary of the inputs utilized to determine the fair value of other investments held at fair value.
    Security transactions
The Company generally records securities transactions on a trade-date basis. Realized gains and losses on securities transactions are generally determined on the average-cost method (net of foreign capital gain taxes) and for certain transactions determined based on the specific identification method.
    Income and expense recognition
The Company records interest income on an accrual basis and includes amortization of premiums and accretion of discounts. Dividend income is recorded on the ex-dividend date, net of applicable withholding taxes. Expenses are recorded on an accrual basis.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Equity method investments
The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments includes an Affiliate, Investment Counselors of Maryland, LLC, as well as all unconsolidated Funds over which the Company exercises significant influence.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

Use of estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The year ended December 31, 2020 was characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ significantly from those estimates.
Operating segment
The Company operates in three reportable segments that provide investment management services and products primarily to institutional clients. See Note 24 for further information regarding the Company’s segments.
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
Cash and cash equivalents
The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. Restricted cash represents amounts held in escrow related to the Company's disposition of Barrow Hanley.
Cash held by consolidated Funds is not available to fund general liquidity needs of the Company and is therefore also classified as restricted cash.
Investment advisory fees receivable
The Company earns management and performance fees which are billed monthly, quarterly and annually, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned, but have not yet been collected are presented as investment advisory fees receivable on the Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. The Company typically does not record an allowance for doubtful accounts or bad debt expense, or any amounts recorded have been immaterial.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

The Company performs its assessment for impairment of goodwill annually as of the first business day of the fourth quarter, or as necessary, and the Company has determined that it had five reporting units, consisting of the five consolidated Affiliates as of the annual goodwill impairment test date. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of each of the reporting units is greater than its respective carrying amount, including goodwill. If based on the qualitative assessment it is determined that it is more likely than not that the fair value of any reporting unit is below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount equal to that excess; not to exceed the total amount of goodwill allocated to that reporting unit. Based on the Company’s most recent annual goodwill impairment test, the Company concluded that the fair value of each of its reporting units was more likely than not in excess of their carrying values. At the close of each year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale on the Consolidated Balance Sheet.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

Leases
Contracts are evaluated at inception to determine whether such contract is or contains a lease. The Company leases certain office space and equipment under non-cancelable operating leases. As leases expire, they are normally renewed or replaced in the ordinary course of business. Lease agreements may contain renewal options exercisable by the Company, rent escalation clauses and/or other incentives provided by the landlord. Renewal options that have been determined to be reasonably certain to be exercised are included in the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheets in the form of right‐of‐use (ROU) assets and lease liabilities are recognized as of the date the underlying assets are available for use, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short‐term leases with a term of twelve months or less are recognized on a straight‐line basis as short‐term lease expense.
Lease liabilities are initially and subsequently measured as the present value of future lease payments over the lease term. For the purposes of this calculation, lease payments consist of fixed monthly lease payments related to use of the underlying assets. As the Company's leases generally do not have a readily determinable implicit rate, the company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

ROU assets are initially valued equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets is recognized as a component of operating lease expense. The total cost of operating leases is recognized on a straight‐line basis over the life of the related leases, and is composed of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common‐area maintenance and utilities, property taxes and insurance, and are recognized as variable lease expense when incurred.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re‐measurement of the lease liability and a corresponding adjustment to the ROU asset.

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

Deferred financing costs
The Company records debt issuance costs of term loans as a direct deduction from the carrying amount of the associated debt liability. For debt issuance costs of revolving credit loans, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred costs ratably over the term of the agreement.
Income taxes
Deferred income taxes are recognized for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets have been attributable to interest deductions, investment in partnerships, and employee compensation.

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
December 31, 2020 and 2019

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Recently adopted accounting standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the standard on January 1, 2020. This guidance removes the disclosure requirements for the valuation processes for Level III fair value measurements. This guidance also adds new disclosure requirements for the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level III of the fair value hierarchy. The Company has determined that the adoption of this standard did not have a material impact on its Consolidated Financial Statements and related disclosures.
Accounting standards not yet adopted
The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the Consolidated Financial Statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its Consolidated Financial Statements and related disclosures.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

3) Divestitures
Copper Rock Capital Partners LLC
On July 24, 2020 the Company completed the sale of all of its equity interests in Copper Rock to Spouting Rock Asset Management LLC. The Company recognized a pre-tax gain of $7.2 million during the year ended December 31, 2020.
Barrow, Hanley, Mewhinney & Strauss LLC
On November 17, 2020 the Company completed the sale of all its interests in Barrow Hanley to Perpetual U.S. Holdings Company Inc. (“Perpetual”) for cash consideration totaling $292.3 million. The Company recognized a pre-tax gain of $231.2 million during the year ended December 31, 2020. Operational information for Barrow Hanley is included in the Company’s Liquid Alpha segment until November 17, 2020, the consummation of the sale. Barrow Hanley’s income from continuing operations before taxes was $38.2 million, $106.0 million, and $88.7 million for the year ended December 31, 2020, 2019, and 2018 respectively. The Company also redeemed seed investments of $49.0 million in Barrow Hanley’s investment products as of November 17, 2020 upon consummation of the sale.
Analytic Investors LLC
The Company recorded a pre-tax gain of $2.9 million during the year ended December 31, 2020 upon receipt of cash proceeds from a previously disposed of Affiliate, Analytic Investors LLC.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

4) Investments
Investments are comprised of the following at December 31 (in millions):

	2020	2019
Investments of consolidated Funds held at fair value	$—	$119.5
Other investments held at fair value	40.1	95.5
Investments related to long-term incentive compensation plans held at fair value	73.0	88.8
Total investments held at fair value	$113.1	$303.8
Equity-accounted investments in Affiliate and consolidated Funds(1)	115.7	73.1
Total investments per Consolidated Balance Sheets	$228.8	$376.9

(1)Equity-accounted investments in consolidated Funds is comprised of investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.
In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC (“Heitman”) to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost-method investment. This transaction closed on January 5, 2018 and resulted in a gain of $65.7 million included in the table below.
Investment income is comprised of the following for the years ended December 31 (in millions):

	2020	2019	2018
Realized and unrealized gains (losses) on other investments held at fair value	2.0	14.0	(1.9)
Earnings from equity-accounted investments in Affiliate (Note 7)	2.9	2.8	2.7
Gain on sale of Affiliate carried at cost	—	—	65.7
Total investment income per Consolidated Statements of Operations	$4.9	$16.8	$66.5
Investment gains (losses) on net consolidated funds is comprised of the following for the years ended December 31 (in millions):

	2020	2019	2018
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$(5.2)	$4.2	$(13.4)
Earnings from equity-accounted investments	35.1	16.7	—
Total net consolidated Funds’ investment gains (losses) per Consolidated Statements of Operations	$29.9	$20.9	$(13.4)

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2020
Assets of BSIG
Investments in separate accounts(1)	9.7	11.6	—	—	21.3
Investments related to long-term incentive compensation plans(2)	73.0	—	—	—	73.0
Investments in unconsolidated Funds(3)	—	—	2.6	16.2	18.8
Total fair value assets	$82.7	$11.6	$2.6	$16.2	$113.1
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2019
Assets of BSIG and consolidated Funds(4)
Common and preferred stock	$9.8	$—	$—	$—	$9.8
Short-term investment funds	0.1	—	—	—	0.1
Bank loans	—	109.0	—	—	109.0
Derivatives	0.5	0.1	—	—	0.6
Consolidated Funds total	10.4	109.1	—	—	119.5
Investments in separate accounts(1)	33.2	11.1	—	—	44.3
Investments related to long-term incentive compensation plans(2)	88.8	—	—	—	88.8
Investments in unconsolidated Funds(3)	—	—	3.0	48.2	51.2
BSIG total	122.0	11.1	3.0	48.2	184.3
Total fair value assets	$132.4	$120.2	$3.0	$48.2	$303.8

Liabilities of BSIG and consolidated Funds(4)
Common stock	$(0.5)	$—	$—	$—	$(0.5)
Derivatives	(0.1)	(0.3)	—	—	(0.4)
Consolidated Funds total	(0.6)	(0.3)	—	—	(0.9)
Total fair value liabilities	$(0.6)	$(0.3)	$—	$—	$(0.9)

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

5) Fair Value Measurements (cont.)

(1)Investments in separate accounts of $21.3 million at December 31, 2020 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $44.3 million at December 31, 2019, consist of approximately 3% of cash equivalents and 97% of equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(2)Investments related to long-term incentive compensation plans of $73.0 million and $88.8 million at December 31, 2020 and December 31, 2019, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $16.2 million and $48.2 million at December 31, 2020 and December 31, 2019, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $6.2 million and $6.4 million at December 31, 2020 and December 31, 2019, respectively, are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eleven years from December 31, 2020. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $2.6 million and $3.0 million at December 31, 2020 and December 31, 2019, respectively, related to investments in Forestry Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction and amounts ultimately realized may vary significantly from the fair value presented.
(4)Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

5) Fair Value Measurements (cont.)

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
The following table reconciles the opening balances of Level III financial assets to closing balances at December 31 (in millions):

Investments in unconsolidated Funds	2020	2019
Level III financial assets
At beginning of the period	$3.0	$3.0
Additions (redemptions)	(0.3)	—
Total net fair value losses recognized in net income	(0.1)	—
Total Level III financial assets	$2.6	$3.0

There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2020	2019
Assets
Investments at fair value	$—	$119.5
Other assets of consolidated Funds	114.3	85.7
Total Assets	$114.3	$205.2
Liabilities
Liabilities of consolidated Funds	$—	$6.2
Total Liabilities	$—	$6.2
“Investments at fair value” consist of investments in bank loans, common and preferred stock, and other securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above. “Other assets of consolidated Funds” consist of assets of consolidated Funds, which is comprised of investments in partnership interests where a portion of return includes carried interest that are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities held by consolidated Funds have no recourse to the Company's general credit.
The Company’s involvement with Funds that are VIEs and not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

6) Variable Interest Entities (cont.)

earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2020	2019
Unconsolidated VIE assets	$6,437.1	$6,625.5
Unconsolidated VIE liabilities	$4,332.1	$4,320.6
Equity interests on the Consolidated Balance Sheets	$14.3	$17.5
Maximum risk of loss(1)	$19.3	$23.9

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

7) Equity Accounted Investees

The following tables present summarized financial information for an Affiliate accounted for under the equity method (in millions):

	For the year ended December 31,
Statements of Income	2020	2019	2018
Net revenues	$14.0	$13.5	$12.9
Operating income	4.9	4.7	4.5
Income before income taxes	4.9	4.7	4.5
Exclude: non-controlling interests income	2.0	1.9	1.8
Net income attributable to controlling interests	$2.9	$2.8	$2.7
BSIG equity in net income of equity method investee(1)	$2.9	$2.8	$2.7

	As of December 31,
Balance Sheets	2020	2019
Total assets	$4.3	$4.2
Total liabilities	2.0	1.9
Non-controlling interests in subsidiaries	0.3	0.3
Members’ equity	$2.0	$2.0
BSIG equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$2.0	$2.0
BSIG investment in equity method investee	$2.0	$2.0

(1)ICM, an equity-accounted Affiliate, uses a revenue share model.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

8) Fixed Assets

Fixed assets consisted of the following at December 31 (in millions):

	2020	2019
Leasehold improvements	$36.2	$37.2
Office equipment	20.8	20.0
Furniture and fixtures	12.5	9.0
Building	2.9	2.9
Software and web development	97.9	78.5
Fixed assets, at cost	170.3	147.6
Accumulated depreciation and amortization	(98.7)	(81.8)
Fixed assets, net	$71.6	$65.8
Depreciation and amortization expense for continuing operations was $21.0 million, $17.2 million and $14.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9) Leases
The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2020	2019
Operating lease cost	$15.7	$13.7
Variable lease cost	0.3	0.3
Sublease income	(0.2)	$—
Total operating lease expense	$15.8	$14.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.5	$14.6
ROU asset obtained in exchange for new operating lease liabilities	77.6	5.5
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2020 and 2019, the weighted average remaining lease term was 11.3 years and 4.3 years, respectively, and the weighted average discount rate was 3.5% and 4.14%, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

9) Leases (cont.)

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2021	$13.4
2022	9.3
2023	11.3
2024	10.4
2025	10.4
Thereafter	77.4
Total lease payments	132.2
Less imputed interest	(24.3)
Total	$107.9

10) Goodwill and Intangible Assets
The following table presents the changes in goodwill in 2020 and 2019 (in millions):

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$153.1	$133.3	$308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2018	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	—	—
Disposals	—	—	—	—
Goodwill	22.1	153.1	133.3	308.5
Accumulated impairment	(1.8)	(5.0)	(27.1)	(33.9)
December 31, 2019	$20.3	$148.1	$106.2	$274.6
Additions	—	—	—	—
Impairments	—	—	(16.4)	(16.4)
Disposals (1)	—	—	(76.1)	(76.1)
Goodwill	22.1	153.1	57.2	232.4
Accumulated impairment	(1.8)	(5.0)	(43.5)	(50.3)
December 31, 2020	$20.3	$148.1	$13.7	$182.1

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

10) Goodwill and Intangible Assets (cont.)

(1) The disposal of $76.1 million pertains to the goodwill assigned to the Barrow Hanley reporting unit that was divested in November 2020. See Note 3, Divestitures, for additional information.

The 2019 annual impairment assessment determined that no impairment existed at the annual assessment date. Due to the decline in the Company’s assets under management for the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020 with respect to the Copper Rock reporting unit. In the first quarter of 2020, the Company performed a quantitative impairment test for the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in July 2020. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the year end December 31, 2020.

The fair value of the reporting unit was estimated using the income approach, which calculates the fair value based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of Assets Under Management (“AUM”) growth rates, product mix and effective fee rates, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics. The Company’s quantitative impairment analysis at March 31, 2020 incorporated revised forecasts that took into account the market disruptions during the quarter and its impact on the results in future periods. Given the significant level of uncertainty that currently exists, management also considered alternative scenarios for market and reporting unit performance over the next several years. If the Company’s AUM are further impacted by the global economic conditions caused by COVID-19, such as adverse and significant declines in the value of global financial markets, additional impairments of goodwill or intangible assets are possible in future periods.
The following table presents the change in definite-lived acquired intangible assets in 2020 and 2019, comprised of client relationships (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2018	$108.3	$(37.6)	$70.7
Additions	—	—	—
Amortization	—	(6.6)	(6.6)
Disposals	—	—	—
December 31, 2019	$108.3	$(44.2)	$64.1
Additions	—	—	—
Amortization	—	(6.7)	(6.7)
Disposals (1)	(22.7)	22.7	—
December 31, 2020	$85.6	$(28.2)	$57.4

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

10) Goodwill and Intangible Assets (cont.)

(1) In connection with the divestitures of Copper Rock in July 2020 and Barrow Hanley in November 2020, the Company disposed fully amortized intangible assets of $2.3 million and $20.4 million, respectively, for the year ended December 31, 2020. See Note 3, Divestitures.

The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of December 31, 2020, these assets were being amortized over remaining useful lives of three to nine years. The Company recorded amortization expense of $6.7 million, $6.6 million and $6.6 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019.
The 2019 annual impairment assessment of definite and indefinite-lived intangible assets determined that no impairment existed. Due to the decline in the Company’s AUM in the three months ended March 31, 2020, the Company assessed definite and indefinite-lived intangible assets for possible impairment. For indefinite-lived intangible assets, the Company performed a qualitative assessment and determined that it was more likely than not that the indefinite-lived intangible asset was not impaired. For definite-lived intangible assets, no events or changes in circumstances indicated that the carrying amount of these assets may not be recoverable. As such, no impairment charges were determined for the definite and indefinite-lived intangible assets for the year ended December 31, 2020.
The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

2021	$6.4
2022	6.4
2023	6.4
2024	6.4
2025	6.4
Thereafter	25.4
Total	$57.4

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

11) Related Party Transactions
Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2020	2019
Investment advisory fee receivable from unconsolidated Funds(1)	$9.3	$15.2
Total amounts due for investment advisory fee receivables from related parties	$9.3	$15.2
Investment in related party consisted of the following at December 31 (in millions):

	2020	2019
Investment in equity-accounted investee (Note 7)	$2.0	$2.0
Total related party investment	$2.0	$2.0
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2020	2019	2018
Management fees from unconsolidated Funds(1)	208.5	211.8	266.4
Performance fees from unconsolidated Funds(1)	1.6	1.2	2.2
Total related party revenues	$210.1	$213.0	$268.6

(1)Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company’s significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated funds.
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
During 2014, the Company entered into a Seed Capital Management Agreement and a Co-Investment Deed with OM plc and/or OM plc’s subsidiaries. During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in September 2016. The Company purchased the remaining seed capital investments

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

11) Related Party Transactions (cont.)

covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under a non-recourse loan facility (see Note 14) and two promissory notes paid in the first quarter of 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $3.4 million at December 31, 2020 and $3.7 million at December 31, 2019, net of tax.
The Company uses the equity-method to account for its interests in Affiliates where it exercises significant influence over their operations, but does not hold a controlling interest. During 2020, 2019 and 2018, the Company recorded earnings in respect of this investee of $2.9 million, $2.8 million and $2.7 million, respectively. The Company also exercises significant influence over unconsolidated Funds; however in order to report in a manner consistent with consolidated Funds, it has elected to apply the fair value option for its investments therein. Additional information with respect to equity-accounted investees is disclosed in Note 7.
Certain Affiliates have provided loans to Affiliate employees. At December 31, 2020 and December 31, 2019 the balance of these loans to Affiliate employees was $8.4 million and $16.1 million, respectively.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

12) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2020	2019
Accounts payable	7.3	7.7
Accrued expenses	18.7	26.1
Accrued interest payable	6.8	7.0
Other	0.7	0.7
Total accounts payable and accrued expenses	$33.5	$41.5

13) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2020	2019
Share-based payments liability (Note 20)	$213.8	$221.8
Profit interests compensation liability	41.4	94.8
Voluntary deferral plan liability (Note 19)	72.8	88.3
Total other compensation liabilities	$328.0	$404.9
Profit interests compensation expense amounted to $(9.7) million in 2020, $(64.7) million in 2019, and $(7.5) million in 2018. Redemptions of profit sharing interests from Affiliate key employees for cash were $6.1 million in 2020, $12.0 million in 2019, and $16.1 million in 2018.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

14) Borrowings and Debt

The Company’s borrowings were comprised of the following as of the dates indicated (in millions):

	December 31, 2020			December 31, 2019
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Third party borrowings:
$150 million revolving credit facility expiring August 22, 2022(1)(2)	$—	$—		$140.0	$140.0	2
$275 million 4.80% Senior Notes Due July 27, 2026(3)	272.8	298.9	2	272.4	287.2	2
$125 million 5.125% Senior Notes Due August 1, 2031(3)	121.5	126.0	2	121.4	126.4	2
Total third party borrowings	$394.3	$424.9		$533.8	$553.6
Non-recourse borrowing:
Non-recourse seed capital facility (1)(4)	$—	$—		$35.0	$35.0	2
Total non-recourse borrowing	$—	$—		$35.0	$35.0
Total borrowings	$394.3	$424.9		$568.8	$588.6

(1)Fair value approximates carrying value because the credit facilities have variable interest rates based on selected short term market rates.
(2)An amendment to the $450 million revolving credit facility was made on November 17, 2020 to reduce the revolving credit facility to $150 million upon consummation of the sale of the Company's equity interests in Barrow Hanley.
(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(4)Non-recourse seed capital facility that was set to expire on January 15, 2021 was paid down in the third quarter and terminated.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

14) Borrowings and Debt (cont.)

Revolving credit facility
On September 3, 2020, the Company, Royal Bank of Canada, BMO Harris Bank, N.A., Bank of China, New York Branch, Wells Fargo Bank, National Association, Barclays Bank PLC, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into an amendment (the “Amendment") to the Revolving Credit Agreement dated as of August 20, 2019 (the “Original Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”). The Amendment included changes to the Original Credit Agreement to permit the sale of the Company's equity interests in Barrow Hanley (the “Barrow Hanley Sale”). Under the Original Credit Agreement, the Barrow Hanley Sale required consent of the Lenders given that Barrow Hanley accounted for more than 10% of the Company's consolidated Adjusted EBITDA. The Amendment provided that, effective immediately upon the consummation of the Barrow Hanley Sale, the Lenders commitments under the Credit Agreement would be $150 million. The Barrow Hanley Sale was consummated on November 17, 2020 and the Lenders’ commitments under the Amended Credit Agreement were reduced to $150 million from thereon.
Borrowings under the Credit Facility bore interest, at the Company’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted London interbank offered rate (“LIBOR”) plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the LIBOR for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.125% to 2.00%, with such additional amount based on its credit rating. In addition, the Company was charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.125% to 0.45%, with such amount based on the Company’s credit rating.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%. Under the Amended Credit Agreement, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA as defined by the Amended Credit Agreement cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At December 31, 2020, the Company is in compliance with these debt covenants.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

14) Borrowings and Debt (cont.)

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
Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. The Company financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized by its seed capital holdings. The Company entered into this facility as of July 17, 2017, and could borrow up to $65.0 million, so long as the borrowing did not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The non-recourse seed capital facility set to expire on January 15, 2021 was paid down in the third quarter and terminated. Per the terms of the Company’s Credit Facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants.
Interest expense
Interest expense incurred amounted to $28.5 million, $32.2 million and $24.9 million for the years ended December 31, 2020, 2019 and 2018 respectively. Interest expense consists of interest accrued on the long-term debt and credit facilities, commitment fees and amortization of debt-related costs. The weighted average interest rate on all debt obligations, excluding consolidated Funds, was 5.08%, 5.28% and 6.08% in each of 2020, 2019 and 2018, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

14) Borrowings and Debt (cont.)

As of December 31, 2020, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	400.0
Total	$400.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2020.
Subsequent Event
On February 23, 2021, the Company, along with the Lenders, entered into an assignment and assumption and amendment agreement (the “Assignment”) to the Amended Credit Agreement. Pursuant to the Assignment, the Amended Credit Agreement was assigned to and assumed by Acadian and the Amended Credit Agreement was amended (the Amended Credit Agreement, as amended by the Assignment, the “Acadian Credit Agreement”) to, among other things, reduce the Lenders’ commitments thereunder to $125 million. The Acadian Credit Agreement has a maturity date of August 22, 2022.
Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBOR Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at our, equal to one, three or six months plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined below). In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

15) Income Taxes

Income from continuing operations before income taxes consisted of the following for the years ended December 31 (in millions):

	2020	2019	2018
Domestic	$423.7	$237.8	$113.8
Foreign	3.9	20.2	21.4
Total	$427.6	$258.0	$135.2

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2020	2019	2018
Current:
Federal	$23.6	$(20.0)	$3.3
State	13.7	9.0	19.9
Foreign	(0.2)	3.5	11.0
Total current expense (benefit)	37.1	(7.5)	34.2
Deferred:
Federal	61.0	24.4	(24.7)
State	13.5	(0.4)	(4.7)
Foreign	0.5	1.5	0.2
Total deferred expense (benefit)	75.0	25.5	(29.2)
Total tax expense (benefit)	$112.1	$18.0	$5.0
The Company has recognized income tax expense (benefit) related to derivative securities within other comprehensive income of $0.8 million, $0.6 million and $0.4 million in the years ended December 31, 2020, 2019 and 2018, respectively.
The provision for income taxes in 2020, 2019 and 2018 included benefits of $0.4 million, $0.4 million and $0.4 million, respectively, related to the utilization of net operating loss carryforwards.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

15) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2020	2019	2018
Tax at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	5.5%	8.1%
Non-deductible expenses	0.2%	0.5%	0.3%
DTA Deed liability revaluation adjustment	—%	—%	1.2%
Adjustment to liabilities for uncertain tax positions	(2.0)%	(15.8)%	(32.5)%
Change in valuation allowance	—%	—%	(6.3)%
Write-off of state net operating loss carryforwards	—%	—%	6.3%
Effect of foreign operations	0.2%	0.3%	2.7%
Effect of changes in tax law	—%	(0.4)%	(1.4)%
Effect of disposal of Affiliates	2.9%	—%	2.9%
Effect of income from non-controlling interest	(1.4)%	(1.3)%	0.9%
Impact of increased state tax obligations to deferred tax assets	(0.3)%	(1.4)%	—%
Impact of Redomestication to deferred tax assets	—%	(0.9)%	—%
Other	(0.4)%	(0.4)%	0.5%
Effective income tax rate for continuing operations	26.2%	7.1%	3.7%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to its state tax obligations, non-deductible tax items and the effects of foreign operations. In connection with the sale of its Affiliates in 2020, the Company recorded tax expense of $77.6 million, including tax impacts of non-deductible tax items.
The Company reduced its liability for uncertain tax positions by $9.1 million, $40.8 million and $47.9 million during the years ended December 31, 2020, 2019 and 2018, respectively, due to the lapse of statute of limitations.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) contains numerous income tax provisions including some that are effective retroactively. Our Consolidated Balance Sheets reflect the benefit of a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020. This provision allowed the Company to utilize more of the deferred tax asset related to interest expense.

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

15) Income Taxes (cont.)

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

Additionally, the Company analyzed the impact of the international corporate tax reform measures which became effective January 1, 2018, including the new taxes on foreign earnings known as the global intangible low-taxed income (“GILTI”). The Company has elected to treat GILTI taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $0.8 million, $0.5 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to the GILTI tax.

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

In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. At December 31, 2020, the Company has not recorded any deferred tax liabilities relating to additional taxes such as foreign withholding and state taxes which could arise on the repatriation of unremitted earnings of its non-U.S. subsidiaries. It is not practical for the Company to determine the potential unrecognized deferred tax liability related to unremitted earnings due to numerous assumptions associated with the determination.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

15) Income Taxes (cont.)

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2020	2019
Deferred tax assets:
Interest expense	$5.2	$70.7
Federal net operating loss	0.5	0.9
State net operating loss carry forwards	—	0.2
Investment in partnerships	156.1	164.1
Intangible assets	0.1	0.3
Employee compensation	3.9	4.4
Other	3.3	3.0
Cash flow hedge	5.5	6.2
Total deferred tax assets	174.6	249.8
Deferred tax liabilities:
Right of use assets	0.8	1.2
Investments	3.0	5.0
Total deferred tax liabilities	3.8	6.2
Net deferred tax assets	$170.8	$243.6
At December 31, 2020, the Company has tax attributes that carry forward for varying periods. The Company’s federal net operating loss carryforward of $4.4 million originated during 2004 and 2006 and will expire over a four to six-year period. The Company’s state net operating loss carryforward of $1.1 million originated in 2018 and 2019 and will expire over a five to twenty-year period. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2020, 2019 and 2018. As of December 31, 2020, management believes it is more likely than not that the balance of the deferred tax assets will be realized based on forecasted taxable income.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

15) Income Taxes (cont.)

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2020	2019	2018
Balance as of January 1	$11.3	$46.9	$88.7
Additions based on current year tax positions	0.1	0.1	0.1
Reductions for tax provisions of prior years	—	—	(0.9)
Reductions related to lapses of statutes of limitations	(7.8)	(35.7)	(41.0)
Balance as of December 31	$3.6	$11.3	$46.9
The Company’s liability for uncertain tax positions includes unrecognized benefits of $3.4 million and $11.2 million at December 31, 2020 and 2019, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $(0.9) million, $(5.3) million, and $(1.9) million in interest and penalties in its income tax provision for the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax positions at December 31, 2020, 2019, and 2018 includes accrued interest and penalties of $0.5 million, $1.4 million and $6.7 million, respectively.
The Company believes that it is reasonably possible that a decrease of up to $3.2 million in unrecognized tax benefits may be necessary within the next twelve months, as the result of a lapse of statute of limitations.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2020, the Company is subject to examination in two jurisdictions.
The Company and its subsidiaries file tax returns in the U.K., U.S. federal, state, local and other foreign jurisdictions. As of December 31, 2020, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2009. In addition, as of December 31, 2020, the Company is no longer subject to income tax examinations by the U.K. for calendar years prior to 2017.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

16) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $33 million in co-investments as of December 31, 2020. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed party. This guaranty expires in 2022. There are no liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2020, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2020, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

16) Commitments and Contingencies (cont.)

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

17) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.

The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2020, 2019 and 2018 is as follows (dollars in millions, except per share data):

	2020	2019	2018
Numerator:
Net income attributable to controlling interests	$286.7	$223.9	$136.4
Less: Total income available to participating unvested securities(1)	(0.1)	(0.1)	(0.4)
Total net income attributable to common stock	$286.6	$223.8	$136.0
Denominator:
Weighted-average shares of common stock outstanding—basic	81,259,778	91,205,412	107,431,821
Potential shares of common stock:
Restricted stock units	60,276	63,540	191,371
Employee stock options	716,149	—	—
Weighted-average shares of common stock outstanding—diluted	82,036,203	91,268,952	107,623,192
Earnings per share of common stock attributable to controlling interests:
Basic	$3.53	$2.45	$1.27
Diluted	$3.49	$2.45	$1.26

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

17) Earnings Per Share (cont.)

Employee options to purchase 8,970,000 shares were not included in the computation of diluted EPS for the year ended December 31, 2019 because the assumed proceeds from exercising such options exceed the average price of the common stock for the period and, therefore, the options were deemed antidilutive.
18) Revenue
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
    Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursements amounted to $4.6 million, $4.4 million, and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded in other revenue in the Company’s Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

18) Revenue (cont.)
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
Management fee revenue by segment and asset class is comprised of the following for the years ended December 31 (in millions):

	2020	2019	2018
Quant & Solutions
Global / non-U.S. equity	$346.8	$370.8	$377.4
Alternatives
Alternatives	170.6	165.0	208.3
Liquid Alpha(1)
Global / non-U.S. equity	73.0	90.7	112.9
Fixed income	22.1	26.0	26.8
U.S. equity	85.4	154.5	179.6
Management fee revenue	$697.9	$807.0	$905.0

(1)In July 2020, the Company completed the sale of Copper Rock. In November 2020, the Company completed the sale of Barrow Hanley. See Note 3, Divestitures, for further discussion of divestitures. The financial results of Copper Rock are included in the Liquid Alpha segment until July 24, 2020, the completion of the sale. The financial results of Barrow Hanley are included in the Liquid Alpha segment until November 17, 2020, the completion of the sale.
19) Employee Benefits
The Company has various defined contribution plans covering substantially all of its full-time employees and several of its Affiliates. In addition to pre-tax contributions made by employees, the Company also makes contributions to the qualified plans annually.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

19) Employee Benefits (cont.)
The Company also has non-qualified defined contribution plans covering certain senior employees. The Company has established a Deferred Compensation Plan under which the Board of Directors makes awards that may be invested by the recipient in investments deemed available under the plan. Vesting of awards under the Deferred Compensation Plan is based on the number of years of service already provided by the employee at the date of the grant. In addition, the Company has established a Voluntary Deferral Plan that provides officers of the Company the opportunity to voluntarily defer a portion of their compensation. The compensation deferred is deemed to be invested in one or more investment options available under the plan. These non-qualified plans are unfunded, although the Company does make contributions to a Rabbi Trust to hedge its risks in terms of providing returns to employees on their deemed investments held in the plan.
As of December 31, 2020 and 2019, a total of $72.8 million and $88.3 million, respectively, had been recorded as long-term compensation liabilities and a total of $73.0 million and $88.8 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $9.0 million and $8.4 million, respectively, for the year ended December 31, 2020, $9.5 million and $9.9 million, respectively, for the year ended December 31, 2019, and $0.1 million, and $0.2 million, respectively, for the year ended December 31, 2018. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 of $11.5 million, $14.2 million and $14.4 million, respectively.

20) Equity-based Compensation
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2020	2019	2018
Balance, beginning of period	$221.8	$386.1	$188.8
Amortization and revaluation of granted awards	2.2	45.1	199.9
Repurchases (cash-settled)	(10.2)	(209.4)	(2.6)
Balance, end of period	$213.8	$221.8	$386.1
Equity-settled corporate awards
BrightSphere Investment Group equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. A total of 14.8 million shares of common stock have been reserved for issuance under the various plans.
Compensation expense recognized by the Company for the years ended December 31, 2020, 2019, and 2018 in relation to these awards was $2.5 million, $5.8 million, and $7.1 million respectively. The related income tax benefit recognized for years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.5 million and $1.3 million respectively. Unamortized compensation expense related to unvested RSAs, RSUs, Performance-based RSAs, Performance-based RSUs and stock options at December 31, 2020 of $3.6 million is expected to be recognized over a weighted-average period of 1.7 years. The service inception date for annual awards granted in 2020 is deemed to be January 1, 2019. It is anticipated that annual awards for 2020 with a fair value of $0.1 million will be granted during 2021 with a service inception date of January 1, 2020.
The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2020		2019		2018
BrightSphere Investment Group Inc. awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSAs	—	$—	18,000	$10.09	304,389	$15.84
RSUs	105,678	10.20	88,980	12.40	48,930	14.98
Performance-based RSAs	—	—	—	—	83,092	9.78
Performance-based RSUs	—	—	9,013	14.62	—	—
Stock options	2,820,000	0.65	2,070,000	2.48	6,900,000	1.69

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)
Grants of restricted stock in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock awards:

	2020		2019		2018
BrightSphere Investment Group Inc. RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	77,217	$14.43	325,976	$14.83	422,927	$14.26
Granted during the year	—	—	18,000	10.09	304,389	15.84
Forfeited during the year	(6,447)	14.19	(47,453)	15.43	(14,136)	14.97
Exercised during the year	(56,760)	14.75	(219,306)	14.45	(387,204)	15.00
Outstanding at end of the year	14,010	$13.26	77,217	$14.43	325,976	$14.83
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock awards granted to employees. There were no RSAs granted by the Company during the year ended December 31, 2020. Restricted stock awards under the plan generally have a vesting period of one to three years.
Grants of restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock units:

	2020		2019		2018
BrightSphere Investment Group Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	62,899	$11.79	47,191	$14.46	76,223	$14.70
Granted during the year	105,678	10.20	88,980	12.40	48,930	14.98
Forfeited during the year	(30,927)	10.83	(24,591)	14.46	—	—
Exercised during the year	(77,286)	10.99	(48,681)	14.14	(77,962)	15.02
Outstanding at end of the year	60,364	$10.53	62,899	$11.79	47,191	$14.46
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock awards in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock awards:

	2020		2019		2018
BrightSphere Investment Group Inc. Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	258,678	$10.11	258,678	$10.11	175,586	$10.26
Granted during the year	—	—	—	—	83,092	9.78
Other movements	(175,586)	10.26	—	—	—	—
Outstanding at end of the year	83,092	$9.78	258,678	$10.11	258,678	$10.11
Other movements includes performance-based RSAs that did not meet the market vesting condition and vested at 0% during the year ended December 31, 2020. There were no performance-based RSAs granted by the Company during the year ended December 31, 2020 and December 31, 2019.
The Performance-based RSAs granted in 2018 by the Company have a market vesting condition; therefore a Monte-Carlo simulation model has been used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, the risk-free interest rate of 2.39%, and expected volatility of 26.57%, which is based on an average volatility of the Company’s peer group. Performance-based RSAs under the plan have a vesting period of three years.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock units:

	2020		2019		2018
BrightSphere Investment Group Inc. Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	9,013	$14.62	189,335	$10.92	640,992	$20.59
Granted during the year	—	—	9,013	14.62	—	—
Exercised during the year	—	—	(193,125)	10.98	(532,956)	23.21
Other movements	—	—	3,790	14.15	81,299	15.21
Outstanding at end of the year	9,013	$14.62	9,013	$14.62	189,335	$10.92
There were no performance-based RSUs granted by the Company during the year ended December 31, 2020 and December 31, 2018. The Performance-based RSUs granted in 2019 by the Company have a market vesting condition; therefore a Monte-Carlo simulation model has been used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, the risk-free interest rate of 2.48%, and expected volatility of 26.11%, which is based on an average volatility of the Company’s peer group. Performance-based RSUs under the plan have a vesting period of three years.
Grants of Stock Options in BrightSphere Investment Group Inc.
The following tables summarizes the activity related to the Company’s stock option awards:

	2020
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	8,970,000	$12.00	4.0
Granted during the year	2,820,000	10.37	4.8
Forfeited during the year	(4,396,000)	12.00
Exercised during the year	(19,000)	12.00
Outstanding at end of the year	7,375,000	11.38	3.4	$58,290,000
Exercisable at end of the year	4,288,000	$11.73	3.2	$32,366,640

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)

	2019
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	6,900,000	$12.00	5.0
Granted during the year	2,070,000	12.00	5.0
Forfeited during the year	—	—
Exercised during the year	—	—
Outstanding at end of the year	8,970,000	$12.00	4.0	$—
Exercisable at end of the year	3,174,000	$12.00	4.0	$—

	2018
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	—
Granted during the year	6,900,000	12.00	5.0
Forfeited during the year	—	—
Exercised during the year	—	—
Outstanding at end of the year	6,900,000	$12.00	5.0	$—
Exercisable at end of the year	1,380,000	$12.00	5.0	$—
The Company granted stock options with a fair value of $1.8 million, $5.1 million and $11.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $4.3 million and $2.3 million, respectively. The Company received $0.2 million related to the exercise of options for the year ended December 31, 2020. Shares issued upon exercise of the options represent newly issued shares.
The fair value of the stock options grant was estimated on the grant date using a Monte-Carlo simulation valuation model. The weighted average fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $0.65, $2.48 and $1.69 per option, respectively, based on the grant date assumptions stated below.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

20) Equity-based Compensation (cont.)

	2020	2019	2018
Weighted-average grant date fair value per option	$0.65	$2.48	$1.69
Assumptions:
Dividend yield (1)	3.9% to 7.4%	3.4%	3.8%
Expected volatility (2)	29.7% to 41.3%	28.4%	28.3%
Risk-free interest rate (3)	1.4% to 0.3%	2.6%	2.5%
Expected life of options (4)	4.7 to 5.0 years	5.0 years	5.0 years

(1)Dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant.
(2)Expected volatility is based upon historical BSIG stock price volatility.
(3)The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.
(4)Expected life of options is based on the contractual term and the expected exercise behavior

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

21) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Foreign currency translation adjustment	(1.7)	—	(1.7)
Amortization related to derivatives securities, before tax	—	2.8	2.8
Tax impact	—	(0.4)	(0.4)
Other comprehensive income	(1.7)	2.4	0.7
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation adjustment	1.0	—	1.0
Amortization related to derivatives securities, before tax	—	3.0	3.0
Tax impact	—	(0.6)	(0.6)
Other comprehensive income (loss)	1.0	2.4	3.4
Balance, as of December 31, 2019	$2.8	(20.3)	$(17.5)
Foreign currency translation adjustment	1.6	—	1.6
Amortization related to derivatives securities, before tax	—	3.1	3.1
Tax impact	—	(0.8)	(0.8)
Other comprehensive income	1.6	2.3	3.9
Balance, as of December 31, 2020	$4.4	$(18.0)	$(13.6)
The Company reclassified $3.1 million, $3.0 million, and $2.8 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Operations for the twelve months ended December 31, 2020, 2019 and 2018 respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

22) Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed profits of certain entities that are consolidated, but not 100% owned, which amounted to $1.7 million at December 31, 2020 and $1.3 million at December 31, 2019.
Non-controlling interests in consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than BSIG, of consolidated Funds. For the years ended December 31, 2020, 2019 and 2018 this net income (loss) was $28.8 million, $16.1 million, and $(6.1) million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $80.3 million at December 31, 2020, and $48.8 million at December 31, 2019.
Redeemable non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are not restricted in their ability to redeem their interests, which amounted to $0.0 million at December 31, 2020, and $83.9 million at December 31, 2019.

23) Derivatives and Hedging
Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 14, Borrowings and Debt, for additional information on the debt issuances.
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $3.1 million, net of tax of $0.8 million for the year ended December 31, 2020. As of December 31, 2020, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(18.0) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $3.1 million, $3.0 million and $2.8 million have been reclassified for the years ended December 31, 2020, 2019 and 2018, respectively. During the next twelve months the Company expects to reclassify approximately $3.3 million to interest expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

23) Derivatives and Hedging (cont.)

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

24) Segment Information
The Company has the following business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset and managed volatility products.
•Alternatives—comprised of illiquid and differentiated liquid investment strategies that include private equity, real estate and real assets, including forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.
•Liquid Alpha(1)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.

(1)In July 2020, the Company completed the sale of Copper Rock, and in November 2020, the Company completed the sale of Barrow Hanley. See Note 3, Divestitures, for further discussion of divestitures. The financial results of Copper Rock are included in the Liquid Alpha segment until July 24, 2020, the completion of the sale. The financial results of Barrow Hanley are included in the Liquid Alpha segment until November 17, 2020, the completion of the sale.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

24) Segment Information (cont.)
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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from its equity-accounted Affiliate. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, non-cash amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition that occurred as a result of the Landmark transaction, goodwill impairment and amortization of acquired intangible assets, capital transaction costs, restructuring costs, the impact of a one-time compensation arrangement entered into that includes advances against future compensation payments, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

24) Segment Information (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company's three segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss) for the year ended December 31, 2020 (in millions):

	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$354.8	$172.8	$183.3	$0.4	$7.2	(a)	$718.5

ENI operating expenses	149.0	64.6	63.5	24.4	15.4	(b)	316.9
Earnings before variable compensation	205.8	108.2	119.8	(24.0)	(8.2)		401.6
Variable compensation	72.8	39.2	44.0	3.6	21.1	(c)	180.7
ENI operating earnings (after variable comp)	133.0	69.0	75.8	(27.6)	(29.3)		220.9
Affiliate key employee distributions	4.3	25.1	12.1	—	—		41.5
Earnings after Affiliate key employee distributions	128.7	43.9	63.7	(27.6)	(29.3)		179.4
Net interest income (expense)	—	—	—	(21.6)	(6.3)	(d)	(27.9)
Net investment income	—	—	—	—	34.8	(e)	34.8
Gain on sale of Affiliates	—	—	—	—	241.3	(e)	241.3
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(28.8)	(e)	(28.8)
Income tax (expense) benefit	—	—	—	(43.5)	(68.6)	(f)	(112.1)
Economic net income	$128.7	$43.9	$63.7	$(92.7)	$143.1		$286.7

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

24) Segment Information (cont.)
The following table presents the financial data for the Company’s three segments for the year ended December 31, 2019 (in millions):

	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$380.6	$166.5	$263.8	$0.4	$8.2	(a)	$819.5

ENI operating expenses	160.6	66.9	78.8	35.4	(17.0)	(b)	324.7
Earnings before variable compensation	220.0	99.6	185.0	(35.0)	25.2		494.8
Variable compensation	75.6	36.7	62.4	10.0	14.7	(c)	199.4
ENI operating earnings (after variable comp)	144.4	62.9	122.6	(45.0)	10.5		295.4
Affiliate key employee distributions	6.4	23.0	23.7	—	(8.0)	(g)	45.1
Earnings after Affiliate key employee distributions	138.0	39.9	98.9	(45.0)	18.5		250.3
Net interest income (expense)	—	—	—	(21.0)	(9.0)	(d)	(30.0)
Net investment income	—	—	—	—	37.7	(e)	37.7
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	(16.1)	(e)	(16.1)
Income tax (expense) benefit	—	—	—	(50.0)	32.0	(f)	(18.0)
Economic net income	$138.0	$39.9	$98.9	$(116.0)	$63.1		$223.9

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

24) Segment Information (cont.)
The following table presents the financial data for the Company’s three segments for the year ended December 31, 2018 (in millions):

	Quant & Solutions	Alter-natives	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$389.0	$218.1	$311.6	$0.4	$9.1	(a)	$928.2

ENI operating expenses	146.3	61.8	84.5	43.1	196.2	(b)	531.9
Earnings before variable compensation	242.7	156.3	227.1	(42.7)	(187.1)		396.3
Variable compensation	86.2	58.9	73.9	11.7	5.2	(c)	235.9
ENI operating earnings (after variable comp)	156.5	97.4	153.2	(54.4)	(192.3)		160.4
Affiliate key employee distributions	9.5	34.1	33.0	—	—		76.6
Earnings after Affiliate key employee distributions	147.0	63.3	120.2	(54.4)	(192.3)		83.8
Net interest income (expense)	—	—	—	(13.6)	(8.1)	(d)	(21.7)
Net investment income	—	—	—	—	53.1	(e)	53.1
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	—	6.1	(e)	6.1
Revaluation of DTA deed	—	—	—	—	20.0	(h)	20.0
Income tax (expense) benefit	—	—	—	(62.7)	57.7	(f)	(5.0)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	0.1	(e)	0.1
Economic net income	$147.0	$63.3	$120.2	$(130.7)	$(63.4)		$136.4

(1)The most directly comparable U.S. GAAP measure of ENI revenue is U.S. GAAP revenue. The most directly comparable U.S. GAAP measure of ENI operating expenses is U.S. GAAP operating expenses, which is comprised of ENI operating expenses, variable compensation and Affiliate key employee distributions above. The most directly comparable U.S. GAAP measure of earnings after Affiliate key employee distributions is U.S. GAAP operating income. The most directly comparable U.S. GAAP measure of ENI is U.S. GAAP net income attributable to controlling interests.
Reconciling Adjustments:
(a)Adjusted to exclude earnings from equity-accounted Affiliate, which are included in U.S. GAAP investment income, and to include consolidated Funds revenues and the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.
(b)Adjusted to include non-cash amortization expense for acquisition-related consideration and pre-acquisition employee equity, non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, goodwill impairment and amortization of acquired intangible assets, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.
(c)Adjusted to include restructuring costs and the impact of a one-time compensation arrangement entered into during the first quarter of 2020 that includes advances against future compensation payments, which are included in U.S. GAAP compensation expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

24) Segment Information (cont.)
(d)Adjusted to include the cost of seed financing and amortization of debt issuance costs, which is included in U.S. GAAP interest expense.
(e)Adjusted to include net investment income (loss), net income (loss) attributable to non-controlling interests in consolidated Funds, and the gain on sale of Affiliates, all of which are included in U.S. GAAP net income attributable to controlling interests.
(f)Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Also adjusted to include tax expense or benefits relating to uncertain tax positions, the tax impact of certain ENI adjustments and other unusual items that are not included in current operating results for ENI purposes.
(g)Adjusted to exclude the amount of variable compensation related to restructuring at an Affiliate, which will be reimbursed through Affiliate key employee distributions.
(h)Adjusted to exclude the revaluation gain associated with the settlement of the DTA Deed with OM plc, which is included in U.S. GAAP non-operating income.
Management fee revenue by principal geographic area is comprised of the following for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
	2020	2019	2018
U.S.	$526.3	$607.0	$687.6
Non-U.S.	171.6	200.0	217.4
Management fee revenue	$697.9	$807.0	$905.0

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

25) Selected Quarterly Financial Data (unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2020 and 2019 ($ in millions, unless otherwise noted):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$182.6	$174.7	$182.4	$178.8
Operating income	74.1	26.2	40.5	38.6
Income from continuing operations before income taxes	35.7	61.2	46.8	283.9
Net income	22.1	53.9	34.0	205.5
Net income attributable to controlling interests	32.6	18.9	37.2	198.0
Basic earnings per share ($)	$0.38	$0.23	$0.46	$2.49
Diluted earnings per share ($)	$0.38	$0.23	$0.46	$2.42
Basic shares outstanding (in millions)	85.1	80.4	80.0	79.6
Diluted shares outstanding (in millions)	85.1	80.4	80.9	81.8

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$207.2	$207.1	$197.8	$207.4
Operating income	68.0	46.6	51.9	83.8
Income from continuing operations before income taxes	82.7	35.7	51.0	88.6
Net income (loss)	61.1	21.6	83.0	74.3
Net income (loss) attributable to controlling interests	52.7	28.0	75.4	67.8
Basic earnings (loss) per share ($)	$0.54	$0.31	$0.84	$0.79
Diluted earnings (loss) per share ($)	$0.54	$0.31	$0.84	$0.79
Basic shares outstanding (in millions)	97.6	91.5	90.0	85.9
Diluted shares outstanding (in millions)	97.8	91.5	90.0	85.9

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019

26) Subsequent Events
Sale of Investment Counselors of Maryland
On February 6, 2021 the Company entered into a definitive agreement to sell all of the Company’s interests in Investment Counselors of Maryland (“ICM”), an equity-accounted Affiliate within the Liquid Alpha segment in exchange for approximately $19 million of cash consideration, subject to certain customary closing and post-closing adjustments. As of December 31, 2020 the carrying value of the Company’s investment was $2.0 million. ICM comprised $2.9 million of the Company’s net income attributable to controlling interests of $286.7 million for the year ended December 31, 2020. The transaction is expected to close during second quarter of 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2020. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On February 23, 2021, we along with the Lenders, entered into an assignment and assumption and amendment agreement (the “Assignment”) to the Amended Credit Agreement. Pursuant to the Assignment, the Amended Credit Agreement was assigned to and assumed by Acadian and the Amended Credit Agreement was amended (the Amended Credit Agreement, as amended by the Assignment, the “Acadian Credit Agreement”) to, among other things, reduce the Lenders’ commitments thereunder to $125 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Third party borrowings—Revolving Credit Facility” for more information.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

PART IV
Item 15.    Exhibits, Financial Statements Schedules.
(1)Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2)Financial Statement Schedules: None
(3)Exhibits:

Exhibit No.	Description
2.1
Scheme of Arrangement, dated June 3, 2019, between BrightSphere Investment Group plc and the shareholders of BrightSphere Investment Group plc, incorporated by reference to Appendix A to BrightSphere Investment Group plc’s Proxy Statement on Schedule 14A filed on June 3, 2019.

2.2
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

4.6	Form of 5.125% Note due 2031 incorporated herein by reference and included in the Supplemental Indenture filed as Exhibit 4.2 to Current Report on Form 8-K filed on August 1, 2016.

Exhibit No.	Description
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

4.9	Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 2, 2020.

10.1	BrightSphere Investment Group Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed on July 15, 2019.

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

10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.23	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.24	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q on May 11, 2020.

Exhibit No.		Description

10.25		Form of Option Award Agreement, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.26
Option Award Agreement, effective April 21, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.27
Amended and Restated Employment Agreement, effective April 15, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.28		Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.29		Employment Agreement, dated May 8, 2020, by and between BrightSphere Inc. and Christina Wiater, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.30
Amendment No. 1, dated September 3, 2020, to the Revolving Credit Agreement dated August 20, 2019, among BrightSphere Investment Group Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2020.

10.31	*	Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart.

10.32	*
Borrower Assignment and Assumption and Amendment Agreement, dated February 23, 2021, by and among BrightSphere Investment Group Inc., Acadian Asset Management LLC, the lenders from time to time party thereto and Citibank, N.A, as administrative agent.

21.1	*	Subsidiaries of BrightSphere Investment Group Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

104	*	The cover page of this Annual Report on Form 10-K, formatted in Inline eXtensible Business Reporting Language (embedded within the Inline XBRL document contained in Exhibit 101).
_______________________________________________________________________________
* Filed herewith
**Furnished herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSphere Investment Group Inc.
Dated:	March 1, 2021

		By:	/s/ Suren Rana
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

Signature	Title	Date

/s/ SUREN RANA
Suren Rana	President and Chief Executive Officer	March 1, 2021

/s/ JOHN PAULSON
John Paulson	Chairman	March 1, 2021

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	March 1, 2021

/s/ ANDREW KIM
Andrew Kim	Director	March 1, 2021

/s/ BARBARA TREBBI
Barbara Trebbi	Director	March 1, 2021

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

BrightSphere Investment Group Inc. Consolidated Balance Sheets (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Operations (in millions except for per share data)

BrightSphere Investment Group Inc. Consolidated Statements of Comprehensive Income (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Cash Flows (in millions)

BrightSphere Investment Group Inc. Notes to Consolidated Financial Statements December 31, 2020 and 2019

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