Form 10-Q
period 2021-03-31
BrightSphere Investment Group Inc.
filed 2021-05-07
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 5, 2021 was 79,354,560.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$450.5	$391.3
Restricted cash	1.6	1.6
Investment advisory fees receivable	120.7	112.6
Income taxes receivable	0.9	9.3
Fixed assets, net	62.6	64.7
Right of use assets	80.1	82.3
Investments (includes balances reported at fair value of $112.6 and $113.1)	114.6	115.1
Acquired intangibles, net	0.2	0.2
Goodwill	34.0	34.0
Other assets	31.4	33.8
Deferred tax assets	167.8	170.3
Assets held for sale:
Affiliate assets held for sale	241.6	249.7
Assets of consolidated Funds held for sale:
Consolidated Funds’ assets held for sale	130.9	114.3
Total assets	$1,436.9	$1,379.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$23.0	$32.4
Accrued incentive compensation	34.6	94.1
Due to OM plc	2.0	3.4
Other compensation liabilities	145.1	139.2
Accrued income taxes	4.2	4.1
Operating lease liabilities	96.9	98.9
Other liabilities	1.3	1.5
Debt:
Third party borrowings	475.5	394.3
Liabilities held for sale:
Affiliate liabilities held for sale	224.3	226.9
Total liabilities	1,006.9	994.8
Commitments and contingencies
Equity:
Common stock (par value $0.001; 79,354,810 and 79,387,961 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	492.8	492.4
Retained deficit	(150.3)	(176.5)
Accumulated other comprehensive loss	(11.9)	(13.6)
Non-controlling interests	5.6	1.7
Non-controlling interests in consolidated Funds	93.7	80.3
Total equity and non-controlling interests in consolidated Funds	430.0	384.4
Total liabilities and equity	$1,436.9	$1,379.2
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Management fees	$125.3	$142.6
Performance fees	4.6	1.0
Other revenue	1.3	1.6
Consolidated Funds’ revenue	—	1.5
Total revenue	131.2	146.7
Operating expenses:
Compensation and benefits	67.9	49.4
General and administrative expense	20.6	24.3
Impairment of goodwill	—	16.4
Depreciation and amortization	5.6	5.1
Total operating expenses	94.1	95.2
Operating income	37.1	51.5
Non-operating income and (expense):
Investment income (loss)	2.6	(13.7)
Interest income	—	0.3
Interest expense	(6.2)	(7.8)
Loss on sale of subsidiary	(1.3)	—
Net consolidated Funds’ investment gains (losses)	—	(17.2)
Total non-operating income (loss)	(4.9)	(38.4)
Income from continuing operations before taxes	32.2	13.1
Income tax expense	10.3	6.4
Income from continuing operations	21.9	6.7
Income from discontinued operations, net of tax	18.5	15.4
Net income	40.4	22.1
Net income (loss) attributable to non-controlling interests in consolidated Funds	13.4	(10.5)
Net income attributable to controlling interests	$27.0	$32.6

Earnings per share (basic) attributable to controlling interests	$0.34	$0.38
Earnings per share (diluted) attributable to controlling interests	0.33	0.38
Continuing operations earnings per share (basic) attributable to controlling interests	0.28	0.20
Continuing operations earnings per share (diluted) attributable to controlling interests	0.27	0.20
Weighted average common stock outstanding	79.3	85.1
Weighted average diluted common stock outstanding	82.3	85.1
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$40.4	$22.1
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.5
Foreign currency translation adjustment	1.1	(2.1)
Total other comprehensive income (loss)	1.7	(1.6)
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	13.4	(10.5)
Total comprehensive income attributable to controlling interests	$28.7	$31.0

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2021 and 2020
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(3.2)	—	(19.2)	—	—	(19.2)	—	—	(19.2)	—	(19.2)
Capital contributions	—	—	—	—	—	—	—	0.2	0.2	1.2	1.4
Equity-based compensation	—	—	1.1	—	—	1.1	—	—	1.1	—	1.1
Foreign currency translation adjustment	—	—	—	—	(2.1)	(2.1)	—	—	(2.1)	—	(2.1)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.5	0.5	—	—	0.5	—	0.5
Dividends ($0.10 per share)	—	—	—	(8.4)	—	(8.4)	—	—	(8.4)	—	(8.4)
Net income (loss)	—	—	—	32.6	—	32.6	—	0.1	32.7	(10.6)	22.1
March 31, 2020	82.5	$0.1	$516.2	$(428.3)	$(19.1)	$68.9	$1.3	$49.1	$119.3	$74.5	$193.8

December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
Capital contributions	—	—	—	—	—	—	3.8	—	3.8	—	3.8
Equity-based compensation	—	—	0.4	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustment	—	—	—	—	1.1	1.1	—	—	1.1	—	1.1
Amortization related to derivative securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.01 per share)	—	—	—	(0.8)	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income (loss)	—	—	—	27.0	—	27.0	—	13.4	40.4	—	40.4
March 31, 2021	79.4	$0.1	$492.8	$(150.3)	$(11.9)	$330.7	$5.6	$93.7	$430.0	$—	$430.0
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$40.4	$22.1
Less: Income from discontinued operations, net of tax	(18.5)	(15.4)
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds from continuing operations	—	10.6

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	—	16.4
Loss on sale of subsidiary	1.3	—
Depreciation and other amortization	5.6	5.1
Amortization of debt-related costs	1.1	1.1
Amortization and revaluation of non-cash compensation awards	5.3	(23.7)
Net earnings from Affiliate accounted for using the equity method	(1.1)	(0.6)
Distributions received from equity method Affiliate	1.1	0.2
Distributions from discontinued operations	12.2	11.4
Deferred income taxes	2.3	22.7
(Gains) losses on other investments	(4.3)	22.9
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	(8.1)	17.1
(Increase) decrease in other receivables, prepayments, deposits and other assets	10.9	(17.8)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(58.3)	(77.4)
Decrease in accounts payable, accrued expenses and accrued income taxes	(10.1)	(22.0)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(20.2)	(27.3)
Net income (loss) attributable to non-controlling interests in consolidated Funds from continuing operations	—	(10.6)
Adjustments to reconcile net income (loss) attributable to non-controlling interests of consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Losses on other investments	—	12.0
Purchase of investments	—	(25.1)
Sale of investments	—	22.0
(Increase) decrease in receivables and other assets	—	(4.4)
Increase in accounts payable and other liabilities	—	1.6
Net cash flows from operating activities of continuing operations of consolidated Funds	—	(4.5)
Net cash flows from operating activities of continuing operations	(20.2)	(31.8)
Net cash flows from operating activities of discontinued operations	(0.1)	(1.7)
Total net cash flows from operating activities	(20.3)	(33.5)
Cash flows from investing activities:
Additions of fixed assets, excluding discontinued operations	(3.5)	(6.0)
Purchase of investment securities	(2.7)	(4.8)
Sale of investment securities	7.2	12.2
Net cash flows from investing activities of continuing operations	1.0	1.4
Net cash flows from investing activities of discontinued operations	1.8	(0.1)
Total net cash flows from investing activities	2.8	1.3

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	95.0	80.0
Repayment of third party and non-recourse borrowings	(14.0)	(13.3)
Payment for debt issuance costs	(0.4)	—
Payment to OM plc for co-investment redemptions	(1.3)	—
Dividends paid to stockholders	(0.6)	(5.8)
Dividends paid to related parties	(0.3)	(2.7)
Repurchases of common stock	—	(17.1)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	—	1.1
Net cash flows from financing activities of continuing operations	78.4	42.2
Net cash flows from financing activities of discontinued operations	0.4	0.2
Total net cash flows from financing activities	78.8	42.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	61.3	10.2
Cash and cash equivalents at beginning of period (including restricted cash)	392.9	105.3
Cash and cash equivalents at beginning of period classified within assets held for sale (Affiliate and consolidated funds)	$11.2	$15.7
Cash and cash equivalents at end of period	$465.4	$131.2
Less: cash and cash equivalents at end of period classified within assets held for sale (Affiliate and consolidated funds)	(13.3)	(14.1)
Cash and cash equivalents at end of period from continuing operations (including restricted cash)	$452.1	117.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$8.2	$10.1
Income taxes paid	0.3	—

Supplemental disclosure of non-cash investing and financing transactions:
Payable for securities purchased by a consolidated Fund	$—	$1.1
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company with interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets and forestry. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company conducts its operations through the following two reportable segments(1):
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., emerging markets and managed volatility equities, as well as multi-asset products.

•Liquid Alpha(2)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.

(1)Prior to March 31, 2021, the Company had an Alternatives reportable segment which was comprised of the Landmark Partners, LLC (“Landmark”) and Campbell Global, LLC (“Campbell Global”) operating segments. On March 30, 2021, the Company entered into an agreement to sell of all of the Company’s interests in Landmark. As a result of this transaction, Landmark has been reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the Campbell Global operating segment has been reclassified to “Other” within the Company’s segment reporting. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 15, Segments for further discussion.
(2)On February 6, 2021, the Company announced the divestiture of all of the Company’s interests in Investment Counselors of Maryland (“ICM”), an equity-accounted Affiliate. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and February 25, 2019, the Company, OM plc and/or HNA Capital U.S. (“HNA”) completed a series of transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed and Paulson

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business (cont.)

held approximately 21.7% of the shares of the Company. The remaining shares held by HNA were bought back by the Company in the first quarter of 2019.

For the three months ended March 31, 2021, the Company did not repurchase any shares of common stock. For the three months ended March 31, 2020, the Company repurchased 3,230,262 shares of common stock at an average price of $5.93 per share, or approximately $19.2 million in total, including commissions.

2) Basis of Presentation and Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations and of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows of the Company. Within these Condensed Consolidated Financial Statements, Paulson and its related entities, as defined above, are referred to as “related parties.”
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
On February 6, 2021 the Company entered into a definitive agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate within the Liquid Alpha reporting segment, in exchange for approximately $19 million of cash consideration, subject to certain customary closing and post-closing adjustments. As of March 31, 2021 the carrying value of the Company’s investment was approximately $2 million. The criteria for discontinued operations were not met for this pending divestiture. The transaction is expected to close during second quarter of 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
On March 30, 2021, the Company entered into an Equity Purchase Agreement with Ares Holdings L.P. (“Ares”), pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark for $690 million of cash consideration, on a cash-free, debt-free basis subject to certain customary closing and post-closing adjustments. The Company also agreed to sell its carried interest and co-investments in Landmark funds on the date of closing for approximately $34 million, subject to adjustment for certain related cashflow. The pending divestiture of Landmark met the discontinued operations criteria as it represents a strategic shift that has a major effect on the Company’s operations and financial results. As a result, the Company has reclassified the financial results of Landmark and consolidated Landmark Funds to income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020. The assets and liabilities of Landmark and consolidated Landmark Funds have been reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. Cash flows from our discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020. The Notes to the Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three months ended March 31, 2021 were characterized by continued uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
Recently adopted accounting standards
In December 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-12, ASC 740, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes.” ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted the standard on January 1, 2020. The Company has determined that the adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

New accounting standards not yet adopted

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its Condensed Consolidated Financial Statements and related disclosures.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations
Investment Counselors of Maryland
On February 6, 2021, the Company entered into a definitive agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate within the Liquid Alpha segment, in exchange for approximately $19 million of cash consideration, subject to certain customary closing and post-closing adjustments. The criteria for discontinued operations were not met for this pending divestiture. The transaction is expected to close in the second quarter of 2021.
Landmark Partners
On March 30, 2021, the Company entered into an Equity Purchase Agreement with Ares, pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark for $690 million of cash consideration, on a cash-free, debt-free basis subject to certain customary closing and post-closing adjustments. The pending divestiture of Landmark met the discontinued operations criteria as it represents a strategic shift that has a major effect on the Company’s operations and financial results. The transaction is expected to close in the second quarter of 2021. The Company also agreed to sell its carried interest and co-investments in Landmark funds on the date of closing for approximately $34 million, subject to adjustment for certain related cashflow.
BrightSphere International Ltd.
On March 17, 2021, BrightSphere completed the sale of its subsidiary BrightSphere International Ltd. to Perpetual U.S. Holdings Company Inc. (“Perpetual”). The Company recognized a pre-tax loss of $(1.3) million within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)
Assets and Liabilities Held for Sale
The major classes of assets and liabilities of discontinued operations of Landmark classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are as follows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$10.8	$10.6
Investment advisory fees receivable	—	0.2
Fixed assets, net	6.9	6.9
Right of use assets	8.0	8.4
Intangible assets, net	56.6	58.2
Goodwill	148.1	148.1
Other assets	11.2	16.8
Deferred tax assets	—	0.5
Affiliate assets held for sale	$241.6	$249.7

Accounts payable and accrued expenses	$2.1	$1.1
Accrued incentive compensation	23.9	26.7
Other compensation liabilities	188.4	188.8
Operating lease liabilities	8.6	9.0
Other liabilities	$1.3	$1.3
Affiliate liabilities held for sale	$224.3	$226.9

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)
The major classes of revenue and expenses constituting income from discontinued operations attributable to controlling interests for Landmark in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$36.7	$35.9
Operating expenses:
Compensation and benefits	28.5	8.0
General and administrative expenses	2.9	3.4
Amortization of intangibles	1.6	1.6
Depreciation and amortization	0.2	0.2
Consolidated Funds other expense	0.1	0.1
Total operating expenses	33.3	13.3
Operating income	3.4	22.6
Investment gains of consolidated Funds	16.6	—
Income from discontinued operations before taxes	20.0	22.6
Income tax expense	1.5	7.2
Income from discontinued operations, net of tax	18.5	15.4
Income from discontinued operations attributable to non-controlling interests	13.4	0.1
Net income from discontinued operations attributable to controlling interests	$5.1	$15.3

Consolidated Funds
The Landmark Equity Purchase agreement provides for the redemption of all of the Company’s carried interest and co-investments in Landmark funds on the date of closing for approximately $34 million, subject to adjustment for certain related cashflow. The redemption will result in the deconsolidation of consolidated Funds that are considered to be variable interest entities (“VIEs”). The assets and liabilities of the consolidated Funds have been classified as held for sale as the criteria for held for sale and discontinued operations accounting treatment were met and are therefore presented separately in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. The transaction is expected to close in the second quarter of 2021. The consolidated Funds’ investments gains/(losses) from discontinued operations, net of tax, attributable to controlling interests was $3.1 million and $(0.2) million in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020, respectively.
The major classes of assets comprising the consolidated Funds classified as held for sale are as follows at March 31, 2021 and December 31, 2020 (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2.5	$0.6
Equity-accounted investments(1)	128.4	113.7
Consolidated Funds’ assets held for sale	$130.9	$114.3

(1)Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

4) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Other investments held at fair value	37.6	40.1
Investments related to long-term incentive compensation plans held at fair value	75.0	73.0
Total investments held at fair value	112.6	113.1
Equity-accounted investment in Affiliate	2.0	2.0
Total investments per Condensed Consolidated Balance Sheets	114.6	115.1

Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2021	2020
Realized and unrealized gains (losses) on other investments held at fair value	$1.5	$(14.3)
Earnings from equity-accounted investment in Affiliate	1.1	0.6
Total investment income (loss) per Condensed Consolidated Statements of Operations	$2.6	$(13.7)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2021
Assets of BSIG(1)
Investments in separate accounts(2)	10.9	11.8	—	—	22.7
Investments related to long-term incentive compensation plans(3)	75.0	—	—	—	75.0
Investments in unconsolidated Funds(4)	—	—	2.6	12.3	14.9
Total fair value assets	$85.9	$11.8	$2.6	$12.3	$112.6
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2020
Assets of BSIG(1)
Investments in separate accounts(2)	9.7	11.6	—	—	21.3
Investments related to long-term incentive compensation plans(3)	73.0	—	—	—	73.0
Investments in unconsolidated Funds(4)	—	—	2.6	16.2	18.8
Total fair value assets	$82.7	$11.6	$2.6	$16.2	$113.1

(1)Assets measured at fair value are comprised of financial investments managed by the Company's Affiliates.
Equity securities, including common and preferred stock and short-term investment funds which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. The securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.
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
(2)Investments in separate accounts of $22.7 million at March 31, 2021 consist of approximately 1% of cash equivalents and 99% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $21.3 million at December 31, 2020 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $75.0 million and $73.0 million at March 31, 2021 and December 31, 2020, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $12.3 million and $16.2 million at March 31, 2021 and December 31, 2020, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $5.2 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to ten years from March 31, 2021. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $2.6 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively, related to investments in Forestry Funds advised by an Affiliate and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended March 31,
Investments in unconsolidated Funds	2021	2020
Level III financial assets
At beginning of the period	$2.6	$3.0
Transfers in (out) of Level III	—	—
Total net fair value gains/losses recognized in net income	—	—
Total Level III financial assets	$2.6	$3.0
There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2021 and 2020, respectively.

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
The following table presents the assets of Funds that are VIEs and consolidated by the Company (in millions):

	March 31, 2021	December 31, 2020
Assets
Consolidated Funds’ assets held for sale (Note 3)	130.9	114.3
Total Assets	$130.9	$114.3
In connection with the pending divestiture of Landmark, the Company reclassified assets of consolidated Funds as “Consolidated Funds’ assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information. To the extent the Company has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2021	December 31, 2020
Unconsolidated VIE assets	$6,380.1	$6,437.1
Unconsolidated VIE liabilities	$4,278.9	$4,332.1
Equity interests on the Condensed Consolidated Balance Sheets	$13.3	$14.3
Maximum risk of loss(1)	$18.6	$19.3

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	March 31, 2021			December 31, 2020
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Third party borrowings:
$125 million revolving credit facility expiring August 22, 2022(1)(2)	$81.0	$81.0	2	$—	$—
$275 million 4.80% Senior Notes Due July 27, 2026(3)	272.9	301.8	2	272.8	298.9	2
$125 million 5.125% Senior Notes Due August 1, 2031(3)	121.6	126.4	2	121.5	126.0	2
Total borrowings	$475.5	$509.2		$394.3	$424.9

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)On February 23, 2021, the Company’s $150 million revolving credit facility was assigned to Acadian Asset Management LLC (“Acadian”), an Affiliate within the Quant & Solutions segment, and amended to reduce the facility to $125 million.
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
Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBOR Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election equal to one, three or six months plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt (cont.)

below). In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the Acadian interest coverage ratio must not be less than 4.0x.

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
The following table summarizes information about the Company’s operating leases for the three months ended March 31, (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$3.1	$3.4
Variable lease cost	0.1	0.1
Total operating lease expense	$3.2	$3.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.8	$3.3
Right of use assets obtained in exchange for new operating lease liabilities	—	70.1
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2021 and 2020, the weighted average remaining lease term was 11.6 years and 12.3 years, respectively, and the weighted average discount rate was 3.34% and 3.38%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$8.4
2022	7.2
2023	9.8
2024	9.1
2025	9.2
Thereafter	75.1
Total lease payments	$118.8
Less imputed interest	(21.9)
Total	$96.9

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Goodwill and Intangible Assets
In connection with the pending divestiture of Landmark, the Company reclassified $148.1 million of goodwill to “Affiliate assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. The Company also reclassified $56.6 million and $58.2 million of net intangible assets to “Affiliate assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, respectively. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information.

10) Commitments and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to approximately $5 million in co-investments as of March 31, 2021. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
The Company also had unfunded commitments to invest up to approximately $29 million in co-investments for Landmark as of March 31, 2021. On March 30 2021, the Company announced the divestiture of all of the Company’s interest in Landmark. The pending divestiture of Landmark met the discontinued operations criteria. The commitments will be funded as required through the disposition date, which is expected to occur in the second quarter of 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2021, there were no material accruals for claims, legal proceedings or other contingencies.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2021, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2021.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The majority of the Company’s cash equivalents consists of money market funds. At March 31, 2021, approximately $333 million of the Company’s cash and cash equivalents were invested in money market funds. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations attributable to controlling interests	$21.9	$17.3
Income from discontinued operations attributable to controlling interests (Note 3)	$5.1	$15.3
Net income attributable to common stock	$27.0	$32.6
Denominator:
Weighted-average shares of common stock outstanding—basic	79,319,556	85,081,166
Potential shares of common stock:
Restricted stock units	35,621	17,893
Employee stock options	2,965,491	—
Weighted-average shares of common stock outstanding—diluted	82,320,668	85,099,059

Earnings per share of common stock attributable to controlling interests:
Basic
Continuing operations	$0.28	$0.20
Discontinued operations	0.06	0.18
Basic earnings per share of common stock attributable to controlling interests	$0.34	$0.38
Diluted
Continuing operations	$0.27	$0.20
Discontinued operations	0.06	0.18
Diluted earnings per share of common stock attributable to controlling interests	$0.33	$0.38

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursements amounted to $1.0 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
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
iii.Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and
iv.Alternatives, which is mainly comprised of forestry.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Revenue (cont.)
Management fee revenue by segment and asset class is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2021	2020
Quant & Solutions
Global / non-U.S. equity	$98.9	$85.2
Liquid Alpha
Global / non-U.S. equity	14.0	18.8
Fixed income	1.2	6.3
U.S. equity	6.3	26.8
Other(1)
Alternatives	4.9	5.5
Management fee revenue	$125.3	$142.6

(1)Prior to March 31, 2021, the Company had the Alternatives reportable segment which consisted of Landmark and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell of all of the Company’s interests in Landmark. As a result of this transaction, Landmark has been reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the Campbell Global operating segment has been reclassified to “Other” within the Company’s segment reporting. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 15, Segments for further discussion.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2020	$4.4	$(18.0)	$(13.6)
Foreign currency translation adjustment	1.1	—	1.1
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	1.1	0.6	1.7
Balance, as of March 31, 2021	$5.5	$(17.4)	$(11.9)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	(2.1)	—	(2.1)
Amortization related to derivatives securities, before tax	—	0.7	0.7
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(2.1)	0.5	(1.6)
Balance, as of March 31, 2020	$0.7	$(19.8)	$(19.1)
For the three months ended March 31, 2021 and 2020, the Company reclassified $0.8 million and $0.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

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
As of March 31, 2021, the balance recorded in accumulated other comprehensive income (loss) was $(17.4) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.8 million and $0.7 million have been reclassified for the three months ended March 31, 2021 and

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Derivatives and Hedging (cont.)

2020, respectively. During the next twelve months the Company expects to reclassify approximately $3.4 million to interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments
The Company has the following business segments(1)(2):
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

(1)Prior to March 31, 2021, the Company had an Alternatives reportable segment which was comprised of Landmark and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell of all of the Company’s interests in Landmark. As a result of this transaction, Landmark has been reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the Campbell Global operating segment has been reclassified to “Other” within the Company’s segment reporting. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
(2)On February 6, 2021, the Company announced the divestiture of all of the Company’s interests in Investment Counselors of Maryland (“ICM”), an equity-accounted Affiliate. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
The Company also has a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, information technology, legal, compliance and human resources. The corporate head office expenses are not allocated to the Company’s two business segments but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segments.
Performance Measure
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income (“ENI”). The Company defines ENI for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. This measure supplements and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with U.S. GAAP. The Company does not disclose total asset information for its reportable segments as the information is not reviewed by the CODM.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from equity-accounted Affiliate. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, goodwill impairment and amortization of acquired intangible assets, capital transaction costs, restructuring costs, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.
Segment Presentation
The following tables set forth summarized operating results for the Company's two segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss) for the three months ended March 31, 2021 (in millions):

	Three Months Ended March 31, 2021
	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$103.5	$22.6	$5.2	$(0.1)	(a)	$131.2

ENI operating expenses	39.1	6.8	9.6	6.3	(b)	61.8
Earnings before variable compensation	64.4	15.8	(4.4)	(6.4)		69.4
Variable compensation	22.6	4.4	0.9	0.5	(c)	28.4
ENI operating earnings (after variable comp)	41.8	11.4	(5.3)	(6.9)		41.0
Affiliate key employee distributions	1.5	2.6	(0.2)	—		3.9
Earnings after Affiliate key employee distributions	40.3	8.8	(5.1)	(6.9)		37.1
Net interest expense	—	—	(5.4)	(0.8)	(d)	(6.2)
Net investment income	—	—	—	2.6	(e)	2.6
Loss on sale of subsidiary	—	—	—	(1.3)	(e)	(1.3)
Net loss attributable to non-controlling interests in consolidated Funds	—	—	—	(13.4)	(e)	(13.4)
Income tax (expense) benefit	—	—	(10.4)	0.1	(f)	(10.3)
Income from discontinued operations, net of tax	—	—	—	18.5	(g)	18.5
Economic net income	$40.3	$8.8	$(20.9)	$(1.2)		$27.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
The following table presents the financial data for the Company’s two segments for the three months ended March 31, 2020 (in millions):

	Three Months Ended March 31, 2020
	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$86.1	$52.5	$6.1	$2.0	(a)	$146.7

ENI operating expenses	37.1	19.8	12.9	(9.9)	(b)	59.9
Earnings before variable compensation	49.0	32.7	(6.8)	11.9		86.8
Variable compensation	17.0	12.5	1.4	0.4	(c)	31.3
ENI operating earnings (after variable comp)	32.0	20.2	(8.2)	11.5		55.5
Affiliate key employee distributions	0.8	3.2	—	—		4.0
Earnings after Affiliate key employee distributions	31.2	17.0	(8.2)	11.5		51.5
Net interest expense	—	—	(5.6)	(1.9)	(d)	(7.5)
Net investment income (loss)	—	—	—	(30.9)	(e)	(30.9)
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	10.5	(e)	10.5
Income tax (expense) benefit	—	—	(8.5)	2.1	(f)	(6.4)
Income from discontinued operations, net of tax	—	—	—	15.4	(g)	15.4
Economic net income	$31.2	$17.0	$(22.3)	$6.7		$32.6

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
(b)Adjusted to include non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, goodwill impairment and amortization of acquired intangible assets, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.
(c)Adjusted to include restructuring costs which are included in U.S. GAAP compensation expense.
(d)Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.
(e)Adjusted to include net investment income (loss), net income (loss) attributable to non-controlling interests in consolidated Funds, and the loss on sale of subsidiary, all of which are included in U.S. GAAP net income attributable to controlling interests.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
(f)Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Also adjusted to include the tax impact of certain ENI adjustments; exclude the tax expense or benefits relating to uncertain tax positions, and exclude the tax impact of other unusual items that are not related to current operating results for ENI purposes.
(g)Adjusted to include the results of discontinued operations, which is included in U.S. GAAP net income attributable to controlling interests.
Management fee revenue by principal geographic area is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2021	2020
U.S.	$99.8	$107.3
Non-U.S.	25.5	35.3
Management fee revenue	$125.3	$142.6

16) Related Party Transactions
Landmark has provided loans to its employees. At March 31, 2021 and December 31, 2020, the balance of the loans to Affiliate employees was $3.9 million and $8.4 million, respectively. These loans will be repaid by 2022.
On March 30 2021, the Company announced the divestiture of all of the Company’s interest in Landmark. The pending divestiture of Landmark met the discontinued operations criteria. The balance of the loans to Affiliate employees will be deconsolidated on disposition date, which is expected to occur in the second quarter of 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.

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
•U.S. GAAP Results of Operations for the Three Months Ended March 31, 2021 and 2020 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2021 and 2020, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2021 and 2020 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides segment analysis for each of our business segments.
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

Overview
We are a diversified, global asset management company headquartered in Boston, Massachusetts. We operate our business through the following business segments(1):
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset products.
•Liquid Alpha—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.
Within our segments, we have three affiliate firms(2) to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.
Our Affiliates(2) and their principal strategies include:
•Acadian Asset Management LLC (“Acadian”)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies. Acadian is included within the Quant & Solutions segment.
•Campbell Global, LLC (“Campbell Global”)—a leading sustainable forestry and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management. Campbell Global is included within the Other segment.
•Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies. TSW is included within the Liquid Alpha segment.

(1)In March 2021, we announced the divestiture of Landmark Partners, LLC (“Landmark”), which is expected to close in the second quarter of 2021. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. The remaining portion of the Alternatives segment, including Campbell Global, has been reclassified to “Other”. See “Recent Developments” herein.
(2)In the first quarter of 2021, BrightSphere announced the divestitures of Investment Counselors of Maryland (“ICM”) and Landmark. These transactions are expected to close in the second quarter of 2021. This information gives effect to these divestitures. See “Recent Developments” herein.

    Recent Developments
Divestiture of Landmark Partners and Investment Counselors of Maryland
On March 30, 2021, we entered into an agreement to sell all of our equity interests in Landmark, an Affiliate formerly included in the Alternatives segment, to Ares Management Corporation in exchange for approximately $690 million in cash. Ares has also agreed to acquire our co-investments in Landmark’s funds for approximately $34 million, subject to adjustment for certain related cashflow. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. The transaction is expected to close during the second quarter of 2021.
On February 6, 2021, we entered into a definitive agreement to sell all of our interests in ICM, an equity-accounted Affiliate within the Liquid Alpha segment, in exchange for approximately $19 million of cash consideration, subject to certain customary closing and post-closing adjustments. The transaction is expected to close during the second quarter of 2021.
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended March 31, 2021 are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $18.3 billion, or 13%, of our AUM in consolidated Affiliates, are in accounts with incentive fee in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling one-year and three-year basis.
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
Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from BSUS acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by BSUS; see “—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense” for a further discussion.
How We Measure Performance
We manage our business based on two business segments, reflecting how our management assesses the performance of our business.
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

For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “—Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2021 and 2020:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
U.S. GAAP Basis
Revenue	$131.2	$146.7	$(15.5)
Pre-tax income from continuing operations attributable to controlling interests	32.2	23.7	8.5
Net income from continuing operations attributable to controlling interests	21.9	17.3	4.6
Net income attributable to controlling interests	27.0	32.6	(5.6)
U.S. GAAP operating margin(1)	28.3%	35.1%	(683) bps
Earnings per share, basic ($)	$0.34	$0.38	$(0.04)
Earnings per share, diluted ($)	$0.33	$0.38	$(0.05)
Basic shares outstanding (in millions)	79.3	85.1	(5.8)
Diluted shares outstanding (in millions)	82.3	85.1	(2.8)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$131.3	$144.7	$(13.4)
Pre-tax economic net income(5)	38.6	34.4	4.2
Adjusted EBITDA	50.0	46.1	3.9
ENI operating margin(6)	36.5%	30.4%	607 bps
Economic net income(7)	28.2	25.9	2.3
ENI diluted EPS ($)	$0.34	$0.30	$0.04

Other Operational Information
Assets under management (AUM) at period end (in billions)	$145.1	$143.3	$1.8
Net client cash flows (in billions)	(2.4)	0.7	(3.1)
Annualized revenue impact of net flows(8)	(4.6)	(2.9)	(1.7)

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
(3)Excludes income from discontinued operations, as well as restructuring costs at the Center and Affiliates of $1.5 million, costs associated with the transfer of an insurance policy from our former parent of $0.3 million, and the loss on sale of subsidiary of $1.3 million for the three months ended March 31, 2021. Excludes income from discontinued operations, as well as restructuring costs at the Center of $0.4 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended March 31, 2020.
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
(8)Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distribution. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including our equity-accounted Affiliate. In addition, reinvested income and distribution for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
In March 2021, we announced the divestiture of Landmark. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. AUM and flow information from Landmark is excluded from all periods presented.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2021		December 31, 2020
Acadian Asset Management	$111.5		$108.1
Campbell Global	4.7		4.7
Investment Counselors of Maryland(1)	4.0		3.2
Thompson, Siegel & Walmsley	24.9		22.3
Total assets under management excluding discontinued operations	145.1	*	138.3
Landmark Partners(2)	18.2		18.4
Total assets under management including discontinued operations	$163.3		$156.7	*

*Reported AUM.
(1)In February 2021, we announced the divestiture of ICM, which is expected to close in the second quarter of 2021, see “Recent Developments” herein.
(2)In March 2021, we announced the divestiture of Landmark, which is expected to close in the second quarter of 2021, see “Recent Developments” herein.
Our strategies include:
i.U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;
ii.Global / non-U.S. equity, which includes global and international equities including emerging markets;
iii.Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and
iv.Alternatives, which consist of illiquid and differentiated liquid investment strategies that include forestry, as well as a growing suite of liquid alternative capabilities in areas such as long/short, market neutral and absolute return.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2021	December 31, 2020
U.S. equity, small/smid cap value	$5.3	$4.4
U.S. equity, mid cap value	4.5	4.0
U.S. equity, large cap value	0.2	0.2
U.S. equity, core/blend	3.3	2.9
Total U.S. equity	13.3	11.5
Global equity	31.5	32.1
International equity	64.8	59.9
Emerging markets equity	27.7	27.0
Total global / non-U.S. equity	124.0	119.0
Fixed income	1.8	1.9
Alternatives	6.0	5.9
Total assets under management	$145.1	$138.3

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2021		December 31, 2020
	AUM	% of total	AUM	% of total
Sub-advisory	$25.3	17.4%	$23.6	17.1%
Corporate/Union	18.5	12.7%	18.6	13.4%
Public/Government	59.5	41.1%	57.8	41.8%
Endowment/Foundation	2.4	1.7%	2.6	1.9%
OM plc Group	1.7	1.2%	1.6	1.2%
Commingled Trust/UCITS	27.2	18.7%	24.8	17.9%
Mutual Fund	3.1	2.1%	2.8	2.0%
Other	7.4	5.1%	6.5	4.7%
Total assets under management	$145.1		$138.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2021		December 31, 2020
	AUM	% of total	AUM	% of total
U.S.	$107.5	74.1%	$101.1	73.1%
Europe	15.7	10.8%	16.3	11.8%
Asia	6.1	4.2%	5.7	4.1%
Australia	8.4	5.8%	8.1	5.9%
Other	7.4	5.1%	7.1	5.1%
Total assets under management	$145.1		$138.3

AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods include reinvested income and distributions, and exclude realizations. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.

In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including our equity-accounted Affiliate. In addition, reinvested income and distributions for each segment is multiplied by average fee rate for the respective segment to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2021	2020
Quant & Solutions
Beginning balance	$107.4	$101.9
Gross inflows	2.2	3.7
Gross outflows	(6.4)	(3.1)
Reinvested income and distributions	0.6	0.9
Net flows	(3.6)	1.5
Market appreciation (depreciation)	7.0	(24.4)
Other(1)	0.7	—
Ending balance	$111.5	$79.0
Average AUM(2)	$109.3	$92.9

Liquid Alpha
Beginning balance	$25.1	$78.7
Gross inflows	1.7	2.8
Gross outflows	(0.6)	(4.3)
Reinvested income and distributions	0.1	0.4
Net flows	1.2	(1.1)
Market appreciation (depreciation)	2.2	(19.1)
Other(1)	0.4	—
Ending balance	$28.9	$58.5
Average AUM	$27.1	$71.1
Average AUM of consolidated Affiliates	$23.6	$69.0

Other(3)
Beginning balance	$5.8	$5.4
Gross inflows	—	0.4
Gross outflows	—	(0.1)
Net flows	—	0.3
Market appreciation	—	0.1
Other(1)	(1.1)	—
Ending balance	$4.7	$5.8
Average AUM(2)	$4.7	$5.6

Total
Beginning balance	$138.3	$186.0
Gross inflows	3.9	6.9
Gross outflows	(7.0)	(7.5)
Reinvested income and distributions	0.7	1.3
Net flows	(2.4)	0.7
Market appreciation (depreciation)	9.2	(43.4)
Ending balance excluding discontinued operations	$145.1	$143.3
Discontinued operations(3)	$18.2	$18.5
Ending balance including discontinued operations	$163.3	$161.8
Average AUM	$141.1	$169.6
Average AUM of consolidated Affiliates	$137.6	$167.5

Annualized basis points: inflows	43.6	34.2
Annualized basis points: outflows	34.7	41.4
Annualized revenue impact of net flows ($ in millions)	$(4.6)	$(2.9)

(1)AUM representing liquid alternative and solution strategies previously excluded from the Quant & Solutions segment have been reclassified in the three months ended March 31, 2021.
(2)Average AUM equals average AUM of consolidated Affiliates.
(3)Our reportable segments reflect the announced divestiture of Landmark. As a result of this divestiture, Landmark, previously included in the Alternatives segment, is now reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. The remaining portion of the Alternatives segment, including Campbell Global, has been reclassified to “Other.”
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2021	2020
Sub-advisory
Beginning balance	$23.6	$40.5
Gross inflows	0.9	2.1
Gross outflows	(0.8)	(2.4)
Reinvested income and distributions	0.1	0.2
Net flows	0.2	(0.1)
Market appreciation (depreciation)	1.5	(10.1)
Ending balance	$25.3	$30.3

Institutional
Beginning balance	$105.4	$134.0
Gross inflows	2.4	4.3
Gross outflows	(5.8)	(4.6)
Reinvested income and distributions	0.6	1.0
Net flows	(2.8)	0.7
Market appreciation (depreciation)	6.7	(30.2)
Ending balance	$109.3	$104.5

Retail/Other
Beginning balance	$9.3	$11.5
Gross inflows	0.6	0.5
Gross outflows	(0.4)	(0.5)
Reinvested income and distributions	—	0.1
Net flows	0.2	0.1
Market appreciation (depreciation)	1.0	(3.1)
Ending balance	$10.5	$8.5

Total
Beginning balance	$138.3	$186.0
Gross inflows	3.9	6.9
Gross outflows	(7.0)	(7.5)
Reinvested income and distributions	0.7	1.3
Net flows	(2.4)	0.7
Market appreciation (depreciation)	9.2	(43.4)
Ending balance excluding discontinued operations	145.1	143.3
Discontinued operations(1)	18.2	18.5
Ending balance including discontinued operations	$163.3	$161.8

(1)Reflects the announced divestiture of Landmark. As a result of this divestiture, Landmark is reported within discontinued operations.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2021	2020
U.S.
Beginning balance	$101.1	$135.1
Gross inflows	3.3	5.1
Gross outflows	(4.5)	(4.8)
Reinvested income and distributions	0.5	0.9
Net flows	(0.7)	1.2
Market appreciation (depreciation)	7.1	(31.5)
Ending balance	$107.5	$104.8

Non-U.S.
Beginning balance	$37.2	$50.9
Gross inflows	0.6	1.8
Gross outflows	(2.5)	(2.7)
Reinvested income and distributions	0.2	0.4
Net flows	(1.7)	(0.5)
Market appreciation (depreciation)	2.1	(11.9)
Ending balance	$37.6	$38.5

Total
Beginning balance	$138.3	$186.0
Gross inflows	3.9	6.9
Gross outflows	(7.0)	(7.5)
Reinvested income and distributions	0.7	1.3
Net flows	(2.4)	0.7
Market appreciation (depreciation)	9.2	(43.4)
Ending balance excluding discontinued operations	145.1	143.3
Discontinued operations(1)	18.2	18.5
Adjusted ending balance including discontinued operations	$163.3	$161.8

(1)Reflects the announced divestiture of Landmark. As a result, Landmark is included in discontinued operations.
At March 31, 2021, our total assets under management were $145.1 billion, an increase of $6.8 billion, or 4.9%, compared to $138.3 billion at December 31, 2020 and an increase of $1.8 billion, or 1.3%, compared to $143.3 billion at March 31, 2020. The change in assets under management during the three months ended March 31, 2021 reflects net market appreciation of $9.2 billion from continued market recovery, partially offset by net outflows of $(2.4) billion.

For the three months ended March 31, 2021, our net flows were $(2.4) billion compared to $0.7 billion for the three months ended March 31, 2020. The change in net flows during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to re-balancing and asset reallocation in select Quant & Solutions strategies. Reinvested income and distributions of $0.7 billion and $1.3 billion are reflected in the net flows for the three months ended March 31, 2021 and March 31, 2020, respectively. For the three months ended March 31, 2021, the annualized revenue impact of the net flows was $(4.6) million compared to $(2.9) million for the three months ended March 31, 2020 due to an increase in Quant & Solutions net outflows in select strategies. Gross inflows of $3.9 billion in the three months ended March 31, 2021 yielded approximately 44 bps compared to $6.9 billion yielding approximately 34 bps in the year-ago period. Gross outflows of $(7.0) billion yielded approximately 35 bps in the three months ended March 31, 2021 compared to $(7.5) billion yielding approximately 41 bps in the year-ago period.
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2021 and 2020
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2021	2020	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$125.3	$142.6	$(17.3)
Performance fees	4.6	1.0	3.6
Other revenue	1.3	1.6	(0.3)
Consolidated Funds’ revenue	—	1.5	(1.5)
Total revenue	131.2	146.7	(15.5)
Compensation and benefits	67.9	49.4	18.5
General and administrative expense	20.6	24.3	(3.7)
Impairment of goodwill	—	16.4	(16.4)
Depreciation and amortization	5.6	5.1	0.5
Total operating expenses	94.1	95.2	(1.1)
Operating income	37.1	51.5	(14.4)
Investment income (loss)	2.6	(13.7)	16.3
Interest income	—	0.3	(0.3)
Interest expense	(6.2)	(7.8)	1.6
Loss on sale of Affiliate	(1.3)	—	(1.3)
Net consolidated Funds’ investment gains (losses)	—	(17.2)	17.2
Income from continuing operations before taxes	32.2	13.1	19.1
Income tax expense	10.3	6.4	3.9
Income from continuing operations	21.9	6.7	15.2
Income from discontinued operations, net of tax	18.5	15.4	3.1
Net income	40.4	22.1	18.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	13.4	(10.5)	23.9
Net income attributable to controlling interests	$27.0	$32.6	$(5.6)

Basic earnings per share ($)	$0.34	$0.38	$(0.04)
Diluted earnings per share ($)	0.33	0.38	(0.05)
Weighted average shares of common stock outstanding—basic	79.3	85.1	(5.8)
Weighted average shares of common stock outstanding—diluted	82.3	85.1	(2.8)

U.S. GAAP operating margin(1)	28.3%	35.1%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2021	2020
Net income attributable to controlling interests	$27.0	$32.6
Exclude: (Income) loss on discontinued operations attributable to controlling interests, net of tax	(5.1)	(15.3)
Net income from continuing operations attributable to controlling interests	21.9	17.3
Add: Income tax expense	10.3	6.4
Pre-tax income from continuing operations attributable to controlling interests	$32.2	$23.7
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;
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
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 36.9 bps for the three months ended March 31, 2021, and 34.3 bps for the three months ended March 31, 2020. The most significant driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain segments, disproportionate market movements, and dispositions of Affiliates.

Our average basis points by segment (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2021		2020
	Revenue	Basis Pts	Revenue	Basis Pts
Quant & Solutions	$98.9	37	$85.2	37
Liquid Alpha	21.5	37	51.9	30
Other	4.9	42	5.5	40
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$125.3	36.9	$142.6	34.3
Average AUM excluding equity-accounted Affiliate	$137.6		$167.5
Average AUM including equity-accounted Affiliate & weighted average fee rate	$141.1	37.5	$169.6	34.5

(1)Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Management fees decreased $(17.3) million, or (12.1)%, from $142.6 million for the three months ended March 31, 2020 to $125.3 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in average assets under management, partially offset by positive market returns. Average assets under management excluding equity-accounted Affiliate decreased (17.9)%, from $167.5 billion for the three months ended March 31, 2020 to $137.6 billion for the three months ended March 31, 2021, mainly due to the dispositions of Barrow Hanley and Copper Rock in the second half of 2020.
Performance Fees
Approximately $18.3 billion, or 13% of our AUM in consolidated Affiliates, were in accounts with incentive fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Performance fees improved $3.6 million, from $1.0 million for the three months ended March 31, 2020 to $4.6 million for the three months ended March 31, 2021 due to out-performance in certain non-U.S. strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of March 31, 2021.
Other Revenue
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Other revenue decreased $(0.3) million, from $1.6 million for the three months ended March 31, 2020 to $1.3 million for the three months ended March 31, 2021. The decrease was primarily attributable to the decrease in revenue recorded for certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund for the three months ended March 31, 2021.

U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, and revaluation of key employee owned Affiliate equity and profit interests;
ii.general and administrative expenses;
iii.impairment of goodwill; and
iv.depreciation and amortization charges.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021	2020
Fixed compensation and benefits(1)	$29.8	$39.8
Sales-based compensation(2)	2.2	2.1
Variable compensation(3)	28.4	31.3
Affiliate key employee distributions(4)	3.9	4.0
Non-cash Affiliate key employee equity revaluations(5)	3.6	(27.8)
Total U.S. GAAP compensation and benefits expense	$67.9	$49.4

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three months ended March 31, 2021, $28.8 million of fixed compensation and benefits (of the $29.8 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three months ended March 31, 2020, $38.8 million of fixed compensation and benefits (of the $39.8 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
(2)Sales-based compensation is paid to our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.
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

	Three Months Ended March 31,
($ in millions)	2021	2020
Cash variable compensation	$26.8	$27.1
Non-cash equity-based award amortization	1.6	4.2
Total variable compensation(a)	$28.4	$31.3

(a)For the three months ended March 31, 2021, $27.9 million of variable compensation expense (of the $28.4 million above) are included within economic net income, which excludes $0.5 million of variable compensation associated with restructuring at the Affiliates. For the three months ended March 31, 2020, $30.9 million of variable compensation expense (of the $31.3 million above) are included within economic net income, which excludes $0.4 million of variable compensation associated with restructuring at an Affiliate.
(4)Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 30% of marginal ENI operating earnings at each of our consolidated Affiliates.
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

Three months ended March 31, 2021 compared to three months ended March 31, 2020: Compensation and benefits expense increased $18.5 million, or 37.4%, from $49.4 million for the three months ended March 31, 2020 to $67.9 million for the three months ended March 31, 2021. Fixed compensation and benefits decreased $(10.0) million, or (25.1)%, from $39.8 million for the three months ended March 31, 2020 to $29.8 million for the three months ended March 31, 2021, primarily reflecting disposition of Affiliates and cost savings from the restructuring at the Center and Affiliates. Variable compensation decreased $(2.9) million, or (9.3)%, from $31.3 million for the three months ended March 31, 2020 to $28.4 million for the three months ended March 31, 2021. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to the decrease in management fee revenue, as well as a lower cost structure at the Center and Affiliates. Sales-based compensation increased $0.1 million, or 4.8%, from $2.1 million for the three months ended March 31, 2020 to $2.2 million for the three months ended March 31, 2021, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(0.1) million, or (2.5)%, from $4.0 million for the three months ended March 31, 2020 to $3.9 million for the three months ended March 31, 2021, primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate equity reflect the revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(27.8) million for the three months ended March 31, 2020 and increased $3.6 million for the three months ended March 31, 2021.
General and Administrative Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: General and administrative expense decreased $(3.7) million, or (15.2)%, from $24.3 million for the three months ended March 31, 2020 to $20.6 million for the three months ended March 31, 2021. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the dispositions of Barrow Hanley and Copper Rock in 2020.
Impairment of Goodwill
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Impairment of goodwill was $16.4 million for the three months ended March 31, 2020. No goodwill impairment charge was recorded in the three months ended March 31, 2021. The change was the result of the impairment charge recorded in the first quarter of 2020 for the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in the third quarter of 2020.
Depreciation and Amortization Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Depreciation and amortization expense increased $0.5 million, or 9.8%, from $5.1 million for the three months ended March 31, 2020 to $5.6 million for the three months ended March 31, 2021. The increase was primarily due to additional software and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income;
iii.interest expense; and
iv.gain (loss) on sale of subsidiary.

Investment Income
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Investment income increased $16.3 million, from $(13.7) million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. The increase is primarily due to an increase in returns generated by seed capital investments driven by continued market recovery in 2021 compared to the market decline in the three months ended March 31, 2020.
Interest Income

Three months ended March 31, 2021 compared to three months ended March 31, 2020: Interest income decreased $(0.3) million, from $0.3 million for the three months ended March 31, 2020 to $0.0 million for the three months ended March 31, 2021. The decrease was due to decreases in short-term investment returns in 2021.
Interest Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Interest expense decreased $(1.6) million, or (20.5)%, from $7.8 million for the three months ended March 31, 2020 to $6.2 million for the three months ended March 31, 2021, primarily reflecting a lower balance drawn on the revolving credit facility in 2021 and the pay down of the non-recourse seed capital facility during the third quarter of 2020.
Loss on Sale of Subsidiary
Three months ended March 31, 2021 compared to three months ended March 31, 2020: No loss on sale of a subsidiary was recorded in the three months ended March 31, 2020. Loss on sale of a subsidiary was $(1.3) million for the three months ended March 31, 2021, representing the loss on disposition of a business unit during the three months ended March 31, 2021.
U.S. GAAP Income Tax Expense (Benefit)
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, limitations on executive compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Income tax expense increased $3.9 million, from $6.4 million for the three months ended March 31, 2020 to $10.3 million for the three months ended March 31, 2021. The increase in income tax expense relates to an increase in income from continuing operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as well as an increase in state tax obligations.
U.S. GAAP Consolidated Funds
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Consolidated Funds’ revenue was $1.5 million for the three months ended March 31, 2020. There was no consolidated Funds’ revenue for the three months ended March 31, 2021. Net consolidated Funds’ investment loss was $(17.2) million for the three months ended March 31, 2020. There was no net consolidated Funds’ investment loss for the three months ended March 31, 2021. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees. As a result of the announced divestiture of Landmark during the three months ended March 31, 2021, consolidated Funds of Landmark are included in discontinued operations for the three months ended March 31, 2021 and 2020.

Discontinued Operations
On March 30, 2021, we entered into an agreement with Landmark to sell all our equity interest in Landmark to Ares Management Corporation. The transaction is expected to close in the second quarter of 2021. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment.
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Income from discontinued operations was $15.4 million for the three months ended March 31, 2020 representing the income from Landmark including consolidated Landmark Funds. Income from discontinued operations was $18.5 million for the three months ended March 31, 2021, representing the income from Landmark including consolidated Landmark Funds. The increase is driven by the increase in investment gains from the consolidated Landmark Funds in the current year.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2021 and 2020. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended March 31,
($ in millions)	2021	2020
Numerator: Operating income	$37.1	$51.5
Denominator: Total revenue	$131.2	$146.7
U.S. GAAP operating margin(1)	28.3%	35.1%

Numerator: Total operating expenses	$94.1	$95.2
Denominator: Management fee revenue	$125.3	$142.6
U.S. GAAP operating expense / management fee revenue(2)	75.1%	66.8%

Numerator: Variable compensation	$28.4	$31.3
Denominator: Operating income before variable compensation and Affiliate key employee distributions(3)(4)	$69.4	$85.3
U.S. GAAP variable compensation ratio(2)	40.9%	36.7%

Numerator: Affiliate key employee distributions	$3.9	$4.0
Denominator: Operating income before Affiliate key employee distributions(3)(4)	$41.0	$54.0
U.S. GAAP Affiliate key employee distributions ratio(2)	9.5%	7.4%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 28.3% for the three months ended March 31, 2021 and 34.4% for the three months ended March 31, 2020.
(2)Excludes the effect of Funds consolidation for the three months ended March 31, 2021 and 2020.
(3)Excludes consolidated Funds’ revenue of $1.5 million for the three months ended March 31, 2020.
(4)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2021	2020
Operating income	$37.1	$51.5
Affiliate key employee distributions	3.9	4.0
Operating (income) loss of consolidated Funds	—	(1.5)
Operating income before Affiliate key employee distributions	41.0	54.0
Variable compensation	28.4	31.3
Operating income before variable compensation and Affiliate key employee distributions	$69.4	$85.3
Effects of Inflation
For the three months ended March 31, 2021 and 2020, inflation did not have a material effect on our consolidated results of operations.

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
vi.We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business and restructuring costs incurred in continuing operations.
vii.We exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.
We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2021 and 2020
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
($ in millions)		2021	2020
U.S. GAAP net income attributable to controlling interests		$27.0	$32.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	3.6	(27.8)
ii.	Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	—	16.5
iii.	Capital transaction costs	0.5	0.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(3.9)	21.3
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.4
vi.	Discontinued operations and restructuring(2)	1.1	(14.8)
vii.	ENI tax normalization	—	(3.8)
Tax effect of above adjustments, as applicable(3)		(0.4)	1.3
Economic net income		$28.2	$25.9

(1)The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2021 and 2020 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2021	2020
Seed/Co-investment (gains) losses	$(4.6)	$19.6
Financing costs:
Seed/Co-investment average balance	44.5	123.3
Blended interest rate*	6.1%	5.7%
Financing costs	0.7	1.7
Net seed/co-investment (gains) losses and financing	$(3.9)	$21.3

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.
(2)The three months ended March 31, 2021 includes income from discontinued operations attributable to controlling interests of $(2.0) million, as well as $1.5 million of restructuring costs at the Center and Affiliates, $0.3 million costs associated with the transfer of an insurance policy from our former parent, and the loss on sale of subsidiary of $1.3 million. The three months ended March 31, 2020 includes income from discontinued operations attributable to controlling interests of $(15.5) million, as well as $0.4 million of restructuring costs at the Center and $0.3 million costs associated with the transfer of an insurance policy from our former parent. Seed/Co-investment (gains) losses from discontinued operations are included in item iv. above for all periods.
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

    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP revenue	$131.2	$146.7
Include investment return on equity-accounted Affiliate	1.1	0.6
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(1.5)
Exclude Fund expenses reimbursed by customers	(1.0)	(1.1)
ENI revenue	$131.3	$144.7

The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2021	2020
Management fees(1)	$125.3	$142.6
Performance fees(2)	4.6	1.0
Other income, including equity-accounted Affiliate(3)	1.4	1.1
ENI revenue	$131.3	$144.7

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $1.1 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP other revenue	$1.3	$1.6
Earnings from equity-accounted Affiliate	1.1	0.6
Exclude Fund expenses reimbursed by customers	(1.0)	(1.1)
ENI other income	$1.4	$1.1

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP operating expense	$94.1	$95.2
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(3.6)	27.8
Goodwill impairment and amortization of acquired intangible assets	—	(16.4)
Capital transaction costs	(0.4)	—
Restructuring costs(1)	(1.8)	(0.7)
Fund expenses reimbursed by customers	(1.0)	(1.1)
Funds’ operating expense	—	(0.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(27.9)	(30.9)
Affiliate key employee distributions	(3.9)	(4.0)
ENI operating expense	$55.5	$69.8

(1)The three months ended March 31, 2021 includes $1.5 million of restructuring costs at the Center and Affiliates, and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2020 includes $0.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.3 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2021	2020
Fixed compensation & benefits(1)	$28.8	$38.8
General and administrative expenses(2)	21.1	25.9
Depreciation and amortization	5.6	5.1
ENI operating expense	$55.5	$69.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2021 and 2020 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2021	2020
Total U.S. GAAP compensation and benefits expense	$67.9	$49.4
Non-cash key employee equity and profit interest revaluations excluded from ENI	(3.6)	27.8
Sales-based compensation reclassified to ENI general & administrative expenses	(2.2)	(2.1)
Affiliate key employee distributions	(3.9)	(4.0)
Restructuring expenses(a)	(0.5)	(0.3)
Variable compensation	(27.9)	(30.9)
Fund expenses reimbursed by customers	(1.0)	(1.1)
ENI fixed compensation and benefits	$28.8	$38.8

(a)The three months ended March 31, 2021 includes $0.5 million of restructuring costs at the Affiliates. The three months ended March 31, 2020 includes $0.4 million of restructuring costs at the Center and Affiliates.

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP general and administrative expense	$20.6	$24.3
Sales-based compensation	2.2	2.1
Capital transaction costs	(0.4)	—
Restructuring costs	(1.3)	(0.5)
ENI general and administrative expense	$21.1	$25.9
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2021 and 2020. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2021	2020
Numerator: ENI operating earnings(1)	$47.9	$44.0
Denominator: ENI revenue	$131.3	$144.7
ENI operating margin(2)	36.5%	30.4%

Numerator: ENI operating expense	$55.5	$69.8
Denominator: ENI management fee revenue(3)	$125.3	$142.6
ENI operating expense ratio(4)	44.3%	48.9%

Numerator: ENI variable compensation	$27.9	$30.9
Denominator: ENI earnings before variable compensation(1)(5)	$75.8	$74.9
ENI variable compensation ratio(6)	36.8%	41.3%

Numerator: Affiliate key employee distributions	$3.9	$4.0
Denominator: ENI operating earnings(1)	$47.9	$44.0
ENI Affiliate key employee distributions ratio(7)	8.1%	9.1%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP operating income	$37.1	$51.5
Include earnings from equity-accounted Affiliate	1.1	0.6
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	3.6	(27.8)
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	—	16.5
Capital transaction costs	0.4	—
Restructuring costs(a)	1.8	0.7
Affiliate key employee distributions	3.9	4.0
Variable compensation	27.9	30.9
Funds’ operating (income) loss	—	(1.5)
ENI earnings before variable compensation	75.8	74.9
Less: ENI variable compensation	(27.9)	(30.9)
ENI operating earnings	47.9	44.0
Less: ENI Affiliate key employee distributions	(3.9)	(4.0)
ENI earnings after Affiliate key employee distributions	$44.0	$40.0

(a)The three months ended March 31, 2021 includes $1.5 million of restructuring costs at the Center and Affiliates, $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2020 includes $0.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.3 million.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 28.3% for the three months ended March 31, 2021, and 34.4% for the three months ended March 31, 2020.
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
(7)The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 30% of marginal ENI operating earnings at each of our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2021	2020
Pre-tax economic net income(1)	$38.6	$34.4
Intercompany interest expense deductible for U.S. tax purposes	—	—
Taxable economic net income	38.6	34.4
Taxes at the U.S. federal and state statutory rates(2)	(10.5)	(10.6)
Other reconciling tax adjustments	0.1	2.1
Tax on economic net income	(10.4)	(8.5)
Add back intercompany interest expense previously excluded	—	—
Economic net income	$28.2	$25.9
Economic net income effective tax rate(3)	26.9%	24.7%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2021	2020
U.S. GAAP interest income	$—	$0.3
U.S. GAAP interest expense	(6.2)	(7.8)
U.S. GAAP net interest expense	(6.2)	(7.5)
Other ENI interest expense exclusions(a)	0.8	1.9
ENI net interest expense	(5.4)	(5.6)
ENI earnings after Affiliate key employee distributions(b)	44.0	40.0
Pre-tax economic net income	$38.6	$34.4

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
    Segment Analysis
We conduct our operations through two(1) business segments:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor based investment process across a range of asset classes and geographies, including Global, non-U.S., and emerging markets equities, as well as multi-asset products.
•Liquid Alpha(2)—comprised of specialized investment strategies with a focus on alpha-generation across market cycles in long-only small-, mid-, and large-cap U.S. and non-U.S. equities, as well as fixed income.

(1)In March 2021, we announced the divestiture of Landmark, expected to close in the second quarter of 2021. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. The remaining portion of the Alternatives segment, including Campbell Global, has been reclassified to “Other.” See “Recent Developments” herein.
(2)In February 2021 we entered into a definitive agreement to sell all of our interests in ICM, an equity-accounted Affiliate within the Liquid Alpha segment. The transaction is expected to close during second quarter of 2021. See “Recent Developments” herein.
We also have a corporate head office that is included in “Other”. The corporate head office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The corporate head office expenses are not allocated to our two reportable segments but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of the segments
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income (“ENI”). We define economic net income for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and our share of earnings from our equity-accounted Affiliate. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, impairment of goodwill, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Funds’ revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.

    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021				2020
	Quant & Solutions	Liquid Alpha	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$98.9	$21.5	$4.9	$125.3	$85.2	$51.9	$5.5	$142.6
Performance fees	4.6	—	—	4.6	1.0	—	—	1.0
Other income, including equity-accounted subsidiary	—	1.1	0.3	1.4	(0.1)	0.6	0.6	1.1
ENI revenue	$103.5	$22.6	$5.2	$131.3	$86.1	$52.5	$6.1	$144.7
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Quant & Solutions ENI revenue increased $17.4 million, or 20.2%, from $86.1 million for the three months ended March 31, 2020 to $103.5 million for the three months ended March 31, 2021. The increase was attributable to 16.1% higher management fees, driven by higher average AUM primarily resulting from the equity market increase over the last twelve months.
Liquid Alpha Segment ENI Revenue
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Liquid Alpha ENI revenue decreased $(29.9) million, or (57.0)%, from $52.5 million for the three months ended March 31, 2020 to $22.6 million for the three months ended March 31, 2021. The decrease was attributable to (58.6)% lower management fees, driven by lower average AUM caused by the disposition of Barrow Hanley in the fourth quarter of 2020.
Other ENI Revenue
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Other ENI revenue decreased $(0.9) million, or (14.8)%, from $6.1 million for the three months ended March 31, 2020 to $5.2 million for the three months ended March 31, 2021. The decrease was driven by (10.9)% lower management fees.
    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021				2020
	Quant & Solutions	Liquid Alpha	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$18.6	$4.6	$5.6	$28.8	$18.3	$13.1	$7.4	$38.8
General and administrative expense	15.3	2.1	3.7	21.1	14.1	6.6	5.2	25.9
Depreciation and amortization	5.2	0.1	0.3	5.6	4.7	0.1	0.3	5.1
Total ENI Operating Expenses	$39.1	$6.8	$9.6	$55.5	$37.1	$19.8	$12.9	$69.8
Variable compensation	22.6	4.4	0.9	27.9	17.0	12.5	1.4	30.9
Affiliate key employee distributions	1.5	2.6	(0.2)	3.9	0.8	3.2	—	4.0
Total Expenses	$63.2	$13.8	$10.3	$87.3	$54.9	$35.5	$14.3	$104.7

Quant & Solutions Segment ENI Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Quant & Solutions ENI operating expense increased $2.0 million, or 5.4%, from $37.1 million for the three months ended March 31, 2020 to $39.1 million for the three months ended March 31, 2021. The increase was driven by 1.6% higher ENI fixed compensation and benefits expense driven by higher costs related to employee benefits and 8.5% higher ENI general and administrative expense primarily resulting from increased portfolio administrative and foreign currency exchange impact. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, increased 32.9%, as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions increased 87.5%, primarily due to higher Quant & Solutions ENI earnings after variable compensation.
Liquid Alpha Segment ENI Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Liquid Alpha ENI operating expense decreased $(13.0) million, or (65.7)%, from $19.8 million for the three months ended March 31, 2020 to $6.8 million for the three months ended March 31, 2021. The decrease was driven by (64.9)% lower ENI fixed compensation and benefits and (68.2)% lower ENI general and administrative expense resulting from the Barrow Hanley and Copper Rock dispositions in the second half of 2020. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (64.8)%, as a result of lower pre-variable compensation earnings due to dispositions. Affiliate key employee distributions attributable to Liquid Alpha decreased (18.8)%, primarily driven by lower Liquid Alpha ENI earnings after variable compensation due to dispositions.
Other ENI Expense
Three months ended March 31, 2021 compared to three months ended March 31, 2020: Other ENI operating expense decreased $(3.3) million, or (25.6)%, from $12.9 million for the three months ended March 31, 2020 to $9.6 million for the three months ended March 31, 2021. The decrease was driven by (24.3)% lower fixed compensation and benefit expense and (28.8)% lower general and administrative expense resulting from adjustments. Other ENI variable compensation expense decreased (35.7)% due to lower pre-variable compensation earnings.

Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cash provided by (used in)(1)(2)
Operating activities	$(20.2)	$(27.3)
Investing activities	1.0	1.4
Financing activities	78.4	41.1

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2021 and 2020
Net cash from operating activities from continuing operations increased $7.1 million, from net cash used of $27.3 million for the three months ended March 31, 2020 to net cash used of $20.2 million for the three months ended March 31, 2021, driven by net income offset by changes in operating assets and liabilities period over period. The payout of annual accrued incentive compensation balances in the first quarter of each year is the driver of the cash used in operating activities for both years. In the three months ended March 31, 2021, net cash provided by investing activities of continuing operations decreased $(0.4) million, from $1.4 million provided in the three months ended March 31, 2020 to $1.0 million provided in the three months ended March 31, 2021, driven primarily by decreased sales of investment securities in the three months ended March 31, 2021. Net cash provided by financing activities of continuing operations increased $37.3 million, from $41.1 million provided in the three months ended March 31, 2020 to $78.4 million provided in the three months ended March 31, 2021, primarily due to a higher drawdown on the revolving credit facility and fewer share repurchases in the three months ended March 31, 2021 compared to 2020.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
($ in millions)	2021	2020
Net income attributable to controlling interests	$27.0	$32.6
Net interest expense to third parties	6.2	7.5
Income tax expense (including tax expenses related to discontinued operations)	11.7	13.6
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	7.5	23.3
EBITDA	$52.4	$77.0
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	4.0	(26.8)
EBITDA of discontinued operations attributable to controlling interests	(5.3)	(24.4)
(Gain) loss on seed and co-investments	(4.6)	19.6
Restructuring expenses(1)	3.1	0.7
Capital transaction costs	0.4	—
Adjusted EBITDA	$50.0	$46.1
ENI net interest expense to third parties	(5.4)	(5.6)
Depreciation and amortization(2)	(6.0)	(6.1)
Tax on economic net income	(10.4)	(8.5)
Economic net income	$28.2	$25.9

(1)The three months ended March 31, 2021 includes $1.5 million of restructuring costs at the Center and Affiliates, $0.3 million costs associated with the transfer of an insurance policy from our former parent, and the loss on sale of subsidiary of $1.3 million. The three months ended March 31, 2020 includes $0.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.3 million.
(2)Includes non-cash equity-based award amortization expense.
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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. We also expect to realize future proceeds from the sale of our equity interests in Landmark and ICM during the second quarter of 2021. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	March 31, 2021	December 31, 2020	Interest rate	Maturity
Third party borrowings:
Revolving credit facility(1)	$81.0	$—	LIBOR + 1.0% plus 0.25% commitment fee	August 22, 2022
4.80% Senior Notes Due 2026	272.9	272.8	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.6	121.5	5.125%	August 1, 2031
Total borrowings	$475.5	$394.3

(1)On February 23, 2021, the Company’s $150 million revolving credit facility was assigned to Acadian and amended to reduce the facility to $125 million.

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
Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case, an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at our election equal to one, three or six months plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined below). In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At March 31, 2021, Acadian’s Leverage Ratio was 0.6x and Acadian’s Interest Coverage Ratio was 184.2x.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	March 31, 2021	December 31, 2020
($ in millions)
Share-based payments liability	$20.7	$25.0
Affiliate profit interests liability	49.7	41.4
Employee equity	70.4	66.4
Voluntary deferral plan liability	74.7	72.8
Total(1)	$145.1	$139.2

(1)Total other compensation liabilities excludes balance of Affiliate other compensation liabilities classified as held for sale on the Condensed Consolidated Balance Sheet. See discussion of Divestitures, Held for Sale and Discontinued Operations in Note 3 of the accompanying Condensed Consolidated Financial Statements.
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

Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2020. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our pending divestitures of Landmark Partners and Investment Counselors of Maryland, including the expected timing for the closing of the divestitures, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliates or particular segments, our expected future net cash flows, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows,and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2021, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2021 ending AUM and management fee rates as the basis for management fee revenue calculations. In February 2021 we announced the divestiture of ICM, expected to close during second quarter of 2021. ICM will be included in our AUM until the transaction closes. In March 2021, we announced the divestiture of Landmark, expected to close in the second quarter of 2021. As a result, Landmark is reported within discontinued operations and excluded from AUM. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2021. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2021.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 40% of our ENI cost structure is variable, representing variable compensation and key employee distributions for the Affiliates. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax.
The value of our assets under management was $145.1 billion as of March 31, 2021. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $54.4 million based on our current weighted average fee rate of approximately 38 basis points, including our equity-accounted Affiliate. Approximately $19.0 billion, or 12%, of our AUM, including our equity-accounted Affiliate, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $1.1 million impact to our gross performance fees based on our trailing twelve month performance fees of $11.4 million as of March 31, 2021. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $21.4 million in our post-tax economic net income, given our current cost structure and operating model.
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

•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $137.3 billion of equity assets under management to increase or decrease by $13.7 billion, resulting in a change in annualized management fee revenue of $52.0 million and an annual change in post-tax economic net income of approximately $19.6 million, given our current cost structure, operating model, and weighted average fee rate of 38 basis points at the mix of strategies as of March 31, 2021. Approximately $14.0 billion, or 10%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $104.8 billion of foreign currency denominated AUM to increase or decrease by $10.5 billion, resulting in a change in annualized management fee revenue of $41.7 million and an annual change in post-tax economic net income of $16.2 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of March 31, 2021. Approximately $13.0 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $1.8 billion, would cause AUM to rise or fall by approximately $0.2 billion. Based on our fixed income weighted average fee rates of 27 basis points, annualized management fees would change by $0.5 million and post-tax economic net income would change by $0.2 million annually. There are currently no material fixed income assets earning performance fees as of March 31, 2021.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under the Acadian Credit Facility. Interest on borrowings under the Acadian Credit Facility is based upon variable interest rates. Borrowings under the Credit Facility were $81.0 million as of March 31, 2021. We currently do not hedge against interest rate risk. As of March 31, 2021, a hypothetical 10% change in interest rates would have resulted in no change to our interest expense during the three months ended March 31, 2021.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.         Exhibits.

Exhibit No.	Description
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

10.1*
Equity Purchase Agreement, dated as of March 30, 2021, by and among BrightSphere (Landmark) LLC, Landmark Investment Holdings LP, Landmark Partners, LLC and Ares Holdings L.P., and solely with respect to Section 10.18, BrightSphere Investment Group Inc., and solely with respect to Sections 7.1.4 through 7.1.7, 7.9.6 and 7.13.2, Landmark Partners, Inc., and solely with respect to Section 2.1, Section 2.3, Section 3.1.7(a)-(b), Section 7.1.4, Section 7.9.5, Section 7.12.4, Section 7.12.5, Section 7.13.2 hereof, each Landmark Partner identified on Exhibit E.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Financial Statements.

Exhibit No.	Description
104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	May 7, 2021

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)