Form 10-Q
period 2021-06-30
BrightSphere Investment Group Inc.
filed 2021-08-09
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of August 6, 2021 was 79,390,490.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,175.4	$371.3
Restricted cash	1.6	1.6
Investment advisory fees receivable	110.9	100.6
Income taxes receivable	—	9.3
Fixed assets, net	53.2	62.8
Right of use assets	67.4	78.6
Investments (includes balances reported at fair value of $60.5 and $88.0)	62.0	90.0
Acquired intangibles, net	0.2	0.2
Goodwill	20.3	20.3
Other assets	31.7	33.1
Deferred tax assets	89.1	170.3
Assets held for sale	136.7	326.8
Consolidated Funds’ assets held for sale	—	114.3
Total assets	$1,748.5	$1,379.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$25.7	$31.3
Accrued incentive compensation	47.9	78.3
Due to OM plc	1.9	3.4
Other compensation liabilities	81.9	73.8
Accrued income taxes	79.6	4.1
Operating lease liabilities	79.7	94.8
Other liabilities	0.2	1.5
Debt:
Revolving credit facility	53.9	—
Third party borrowings	394.6	394.3
Liabilities held for sale	119.2	313.3
Total liabilities	884.6	994.8
Commitments and contingencies
Equity:
Common stock (par value $0.001; 79,387,490 and 79,387,961 shares, respectively, issued)	0.1	0.1
Additional paid-in capital	493.4	492.4
Retained earnings (deficit)	381.6	(176.5)
Accumulated other comprehensive loss	(11.2)	(13.6)
Non-controlling interests	—	1.7
Non-controlling interests in consolidated Funds	—	80.3
Total equity and non-controlling interests	863.9	384.4
Total liabilities and equity	$1,748.5	$1,379.2
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Management fees	$111.6	$118.6	$215.4	$243.1
Performance fees	20.4	0.3	25.0	1.3
Other revenue	1.3	2.0	2.6	3.6
Consolidated Funds’ revenue	—	1.7	—	3.2
Total revenue	133.3	122.6	243.0	251.2
Operating expenses:
Compensation and benefits	73.4	67.2	126.0	111.2
General and administrative expense	18.0	20.4	37.1	42.8
Impairment of goodwill	—	—	—	16.4
Amortization of acquired intangibles	—	0.3	—	0.3
Depreciation and amortization	5.8	4.7	11.3	9.8
Consolidated Funds’ expense	—	0.1	—	0.1
Total operating expenses	97.2	92.7	174.4	180.6
Operating income	36.1	29.9	68.6	70.6
Non-operating income and (expense):
Investment income (loss)	4.7	6.6	7.3	(7.1)
Interest income	0.1	0.2	0.1	0.5
Interest expense	(6.3)	(7.4)	(12.5)	(15.2)
Loss on sale of subsidiary	—	—	(1.3)	—
Net consolidated Funds’ investment gains (losses)	—	6.7	—	(10.5)
Total non-operating income (loss)	(1.5)	6.1	(6.4)	(32.3)
Income from continuing operations before taxes	34.6	36.0	62.2	38.3
Income tax expense	9.9	8.8	19.0	12.3
Income from continuing operations	24.7	27.2	43.2	26.0
Income from discontinued operations, net of tax	53.4	26.7	75.3	50.0
Gain on disposal of discontinued operations, net of tax	509.2	—	509.2	—
Net income	587.3	53.9	627.7	76.0
Net income attributable to non-controlling interests in consolidated Funds	54.6	35.0	68.0	24.5
Net income attributable to controlling interests	$532.7	$18.9	$559.7	$51.5

Earnings per share (basic) attributable to controlling interests	$6.71	$0.23	$7.05	$0.62
Earnings per share (diluted) attributable to controlling interests	6.42	0.23	6.77	0.62
Continuing operations earnings per share (basic) attributable to controlling interests	0.31	0.26	0.54	0.37
Continuing operations earnings per share (diluted) attributable to controlling interests	0.29	0.26	0.52	0.37
Weighted average common stock outstanding	79.4	80.4	79.3	82.8
Weighted average diluted common stock outstanding	82.9	80.4	82.6	82.8
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$587.3	$53.9	$627.7	$76.0
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.2	1.1
Foreign currency translation adjustment	0.1	0.3	1.2	(1.8)
Total other comprehensive income (loss)	0.7	0.9	2.4	(0.7)
Comprehensive income attributable to non-controlling interests in consolidated Funds	54.6	35.0	68.0	24.5
Total comprehensive income attributable to controlling interests	$533.4	$19.8	$562.1	$50.8

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2021 and 2020
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
March 31, 2020	82.5	$0.1	$516.2	$(428.3)	$(19.1)	$68.9	$1.3	$49.1	$119.3	$74.5	$193.8
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(2.5)	—	(16.1)	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Capital contributions (redemptions)	—	—	—	—	—	—	—	0.9	0.9	(0.8)	0.1
Equity-based compensation	—	—	0.5	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	0.3	0.3	—	—	0.3	—	0.3
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.01 per share)	—	—	—	(0.7)	—	(0.7)	—	—	(0.7)	—	(0.7)
Net income	—	—	—	18.9	—	18.9	—	28.8	47.7	6.2	53.9
June 30, 2020	80.1	$0.1	$500.6	$(410.1)	$(18.2)	$72.4	$1.4	$78.8	$152.6	$79.9	$232.5

March 31, 2021	79.4	$0.1	$492.8	$(150.3)	$(11.9)	$330.7	$5.6	$93.7	$430.0	$—	$430.0
Issuance of common stock	—	—	0.1	—	—	0.1	—	—	0.1	—	0.1
Capital contributions	—	—	—	—	—	—	—	29.7	29.7	—	29.7
Equity-based compensation	—	—	0.5	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	0.1	0.1	—	—	0.1	—	0.1
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Net de-consolidation of Funds	—	—		—	—	—	—	(178.0)	(178.0)	—	(178.0)
Dividends ($0.01 per share)	—	—	—	(0.8)	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	—	532.7	—	532.7	—	54.6	587.3	—	587.3
June 30, 2021	79.4	$0.1	$493.4	$381.6	$(11.2)	$863.9	$—	$—	$863.9	$—	$863.9
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2021 and 2020
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	—	—	—	—	—	—	—	—	—
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(5.7)	—	(35.3)	—	—	(35.3)	—	—	(35.3)	—	(35.3)
Capital contributions	—	—	—	—	—	—	—	1.1	1.1	0.4	1.5
Equity-based compensation	—	—	1.6	—	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustment	—	—	—	—	(1.8)	(1.8)	—	—	(1.8)	—	(1.8)
Amortization related to derivatives securities, net of tax	—	—	—	—	1.1	1.1	—	—	1.1	—	1.1
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends ($0.11 per share)	—	—	—	(9.1)	—	(9.1)	—	—	(9.1)	—	(9.1)
Net income (loss)	—	—	—	51.5	—	51.5	—	28.9	80.4	(4.4)	76.0
June 30, 2020	80.1	$0.1	$500.6	$(410.1)	$(18.2)	$72.4	$1.4	$78.8	$152.6	$79.9	$232.5

December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
Issuance of common stock	—	—	0.1	—	—	0.1	—	—	0.1	—	0.1
Capital contributions	—	—	—	—	—	—	3.8	29.7	33.5	—	33.5
Equity-based compensation	—	—	0.9	—	—	0.9	—	—	0.9	—	0.9
Foreign currency translation adjustment	—	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Amortization related to derivative securities, net of tax	—	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Other changes in non-controlling interests	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Net de-consolidation of Funds	—	—	—	—	—	—	—	(178.0)	(178.0)	—	(178.0)
Dividends ($0.02 per share)	—	—	—	(1.6)	—	(1.6)	—	—	(1.6)	—	(1.6)
Net income (loss)	—	—	—	559.7	—	559.7	—	68.0	627.7	—	627.7
June 30, 2021	79.4	$0.1	$493.4	$381.6	$(11.2)	$863.9	$—	$—	$863.9	$—	$863.9
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	627.7	76.0
Less: Income from discontinued operations, net of tax	(75.3)	(50.0)
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds from continuing operations	—	4.5

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	—	16.4
Amortization of acquired intangibles	—	0.3
Gain on sale of discontinued operations, net of tax	(509.2)	—
Loss on sale of subsidiary	1.3	—
Depreciation and other amortization	11.3	9.9
Amortization of debt-related costs	2.2	2.1
Amortization and revaluation of non-cash compensation awards	13.3	(15.6)
Net earnings from Affiliate accounted for using the equity method	(2.4)	(1.2)
Distributions received from equity method Affiliate	2.9	1.5
Distributions from discontinued operations	46.4	37.3
Deferred income taxes	(4.1)	24.3
(Gains) losses on other investments	(2.8)	13.5
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	(31.8)	23.5
(Increase) decrease in other receivables, prepayments, deposits and other assets	9.7	(15.4)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(21.6)	(38.3)
Decrease in accounts payable, accrued expenses and accrued income taxes	(20.6)	(16.9)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	47.0	71.9
Net income (loss) attributable to non-controlling interests in consolidated Funds from continuing operations	—	(4.5)
Adjustments to reconcile net income (loss) attributable to non-controlling interests of consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Losses on other investments	—	7.5
Purchase of investments	—	(46.1)
Sale of investments	—	45.5
(Increase) decrease in receivables and other assets	—	(0.7)
Increase (decrease) in accounts payable and other liabilities	—	(2.2)
Net cash flows from operating activities of continuing operations of consolidated Funds	—	(0.5)
Net cash flows from operating activities of continuing operations	47.0	71.4
Net cash flows from operating activities of discontinued operations	(1.6)	(9.4)
Total net cash flows from operating activities	45.4	62.0
Cash flows from investing activities:
Additions of fixed assets, excluding discontinued operations	(7.4)	(15.2)
Cash proceeds from sale of discontinued operations	713.7	—
Purchase of investment securities	(2.5)	(8.8)
Sale of investment securities	8.4	36.3
Net cash flows from investing activities of continuing operations	712.2	12.3
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2021	2020
Net cash flows from investing activities of discontinued operations	11.7	(3.2)
Total net cash flows from investing activities	723.9	9.1

Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	132.0	80.0
Repayment of third party and non-recourse borrowings	(78.1)	(103.3)
Payment for debt issuance costs	(0.4)	—
Payment to OM plc for co-investment redemptions	(1.3)	(0.3)
Dividends paid to stockholders	(1.1)	(6.3)
Dividends paid to related parties	(0.6)	(3.0)
Repurchases of common stock	—	(35.3)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	—	1.2
Redeemable non-controlling interest capital redeemed	—	(0.8)
Net cash flows from financing activities of continuing operations	50.5	(67.8)
Net cash flows from financing activities of discontinued operations	(28.4)	1.0
Total net cash flows from financing activities	22.1	(66.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	791.4	4.3
Cash and cash equivalents at beginning of period (including restricted cash)	372.9	82.1
Cash and cash equivalents at beginning of period classified within assets held for sale	$31.2	$38.9
Cash and cash equivalents at end of period	$1,195.5	$125.3
Less: cash and cash equivalents at end of period classified within assets held for sale	(18.5)	(27.2)
Cash and cash equivalents at end of period from continuing operations (including restricted cash)	$1,177.0	98.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$9.8	$13.3
Income taxes paid	31.9	2.4

Supplemental disclosure of non-cash investing and financing transactions:
Payable for securities purchased by a consolidated Fund	$—	$0.5
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company has completed the disposition of certain Affiliates and currently operates the business through its Quant & Solutions segment.
The Company’s Affiliates are organized as limited liability companies. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company currently conducts its operations through the following reportable segment(1)(2):
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of the Company’s interest in Acadian Asset Management LLC (“Acadian”).

Campbell Global, LLC (“Campbell Global”), Investment Counselors of Maryland (“ICM”) and the corporate head office are included within the Other(1)(2) category.

(1)Prior to March 31, 2021, the Company had an Alternatives reportable segment which was comprised of Landmark Partners, LLC (“Landmark”) and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell all of the Company’s interests in Landmark. As a result of this transaction, Landmark was reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the reclassification of Campbell Global to “Other”. On June 21, 2021, the Company entered into an agreement to sell all of the Company’s interests in Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 15, Segments for further discussion.
(2)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of Thompson, Siegel & Walmsley LLC (“TSW”) and ICM. On February 6, 2021, the Company entered into an agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and the Liquid Alpha no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of TSW within discontinued operations. Also, the ICM operating segment has been reclassified to “Other” within the Company’s segment reporting for the three and six months ended June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 15, Segments for further discussion.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business (cont.)

Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and February 25, 2019, the Company, OM plc and/or HNA Capital U.S. (“HNA”) completed a series of transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed and Paulson held approximately 21.7% of the shares of the Company. The remaining shares held by HNA were bought back by the Company in the first quarter of 2019.

For the three and six months ended June 30, 2021, the Company did not repurchase any shares of common stock. For the three months ended June 30, 2020, the Company repurchased 2,437,700 shares of common stock at an average price of $6.56 per share, or approximately $16 million in total, including commissions. For the six months ended June 30, 2020, the Company repurchased 5,667,962 shares of common stock at an average price of $6.20 per share, or approximately $35.3 million in total, including commissions.

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
On February 6, 2021 the Company entered into a definitive agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate. The criteria for discontinued operations were not met for this divestiture. The transaction closed on July 19, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
On March 30, 2021, the Company entered into a definitive agreement with Ares Holdings L.P. (“Ares”), pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark and the Company’s carried interest and co-investments in Landmark Funds. The transaction closed on June 2, 2021. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company has reclassified the financial results of Landmark and consolidated Landmark Funds to income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020. The assets and liabilities of Landmark and consolidated Landmark Funds have been reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2020. Cash flows from discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020.
On May 9, 2021, the Company entered into a definitive agreement with Pendal Group Limited (“Pendal”), pursuant to which Pendal agreed to purchase all of the Company’s interests in TSW and the Company’s seed investments in TSW strategies. The transaction closed on July 22, 2021. The divestiture of TSW met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company has reclassified the financial results of TSW to income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020. The assets and liabilities of TSW have been reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020. Cash flows from discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020.
On June 21, 2021, the Company entered into a definitive agreement to sell all of the Company’s interests in Campbell Global and the Company’s co-investments in Campbell Global’s Funds. The transaction is expected to close in the third quarter of 2021. The pending divestiture of Campbell Global did not meet the discontinued operations criteria as it did not represent a strategic shift that has a major effect on the Company’s operations and financial results. The assets and liabilities of Campbell Global and Campbell Global Funds have been reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three and six months ended June 30, 2021 were characterized by continued uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
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

New accounting standards not yet adopted

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its Condensed Consolidated Financial Statements and related disclosures.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations
Landmark Partners
On March 30, 2021, the Company entered into a definitive agreement with Ares, pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark and the Company’s co-investments in Landmark funds. On June 2, 2021, the Company completed the sale of all its interests in Landmark to Ares for cash consideration of $690 million, adjusted for customary closing adjustments. The Company recognized a gain on disposal of discontinued operations of $509.2 million, net of tax of $176.6 million for the three and six months ended June 30, 2021. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company also redeemed co-investments of $31.5 million in Landmark’s funds as of June 2, 2021 upon consummation of the sale.
Thompson Siegel & Walmsley, LLC
On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW to Pendal for cash consideration totaling approximately $240 million, adjusted for customary closing adjustments. The Company also agreed to redeem its seed investments in TSW strategies post-close for approximately $14 million, subject to adjustment for certain related cashflow. The divestiture of TSW met the discontinued operations criteria as it represents a strategic shift that has a major effect on the Company’s operations and financial results. On July 22, 2021, the Company completed the sale of TSW to Pendal.
Campbell Global
On June 21, 2021, the Company entered into a definitive agreement to sell all of the Company’s interests in Campbell Global, an Affiliate included within “Other” category, to J.P. Morgan Asset Management. The assets and liabilities of Campbell Global have been classified as held for sale as the criteria for held for sale accounting treatment was met. The criteria for discontinued operations were not met for this pending divestiture. The transaction is expected to close in the third quarter of 2021.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)
The major classes of assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are as follows (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$12.8	$30.6
Investment advisory fees receivable	12.8	12.2
Fixed assets, net	1.8	8.8
Right of use assets	3.6	12.1
Investments	28.7	25.1
Intangible assets, net	—	58.2
Goodwill	13.7	161.8
Other assets	0.8	17.5
Deferred tax assets	—	0.5
Assets of discontinued operations classified as held for sale(1)	$74.2	$326.8
Other assets held for sale(2)	62.5	—
Assets held for sale	$136.7	$326.8

Accounts payable and accrued expenses	$1.1	$2.2
Accrued incentive compensation	11.6	42.5
Other compensation liabilities	75.8	254.2
Operating lease liabilities	3.9	13.1
Other liabilities	$—	$1.3
Liabilities of discontinued operations classified as held for sale(1)	$92.4	$313.3
Other liabilities held for sale(3)	26.8	—
Liabilities held for sale	$119.2	$313.3

(1)Includes assets and liabilities of discontinued operations of TSW that are classified as held for sale as of June 30, 2021 and of Landmark and TSW as of December 31, 2020.
(2)Includes assets of Campbell Global, the Company's co-investments in Campbell Global Funds and seed investments in TSW strategies as of June 30, 2021.
(3)Includes liabilities of Campbell Global as of June 30, 2021.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)
The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$51.3	$52.1	$109.5	$106.1
Operating expenses:
Compensation and benefits	43.8	49.7	87.6	63.1
General and administrative expenses	3.3	4.1	7.7	9.4
Amortization of intangibles	1.1	1.6	2.7	3.2
Depreciation and amortization	0.2	0.4	0.5	0.6
Consolidated Funds’ expense	—	—	0.1	0.1
Total operating expenses	48.4	55.8	98.6	76.4
Operating income (loss)	2.9	(3.7)	10.9	29.7
Investment gains of consolidated Funds	51.5	28.9	68.1	28.9
Income from discontinued operations before taxes	54.4	25.2	79.0	58.6
Income tax expense (benefit)	1.0	(1.5)	3.7	8.6
Income from discontinued operations, net of tax	53.4	26.7	75.3	50.0
Gain on disposal, net of tax of $176.6, and $176.6	509.2	—	509.2	—
Total discontinued operations	562.6	26.7	584.5	50.0
Income from discontinued operations attributable to non-controlling interests	54.6	28.9	68.0	29.0
Net income from discontinued operations attributable to controlling interests	$508.0	$(2.2)	$516.5	$21.0

Consolidated Funds
In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds that were considered to be variable interest entities (“VIEs”) as of June 2, 2021 upon consummation of the sale. The assets and liabilities of the consolidated Funds have been classified as held for sale as the criteria for held for sale and discontinued operations accounting treatment were met and are therefore presented separately in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020. The consolidated Funds’ investments gains/(losses) from discontinued operations, net of tax, attributable to controlling interests was $(3.1) million and $0.0 million in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021, respectively. The consolidated Funds’ investments gains/(losses) from discontinued operations, net of tax, attributable to controlling interests was $0.0 million and $(0.2) million in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020, respectively.
The major classes of assets comprising the consolidated Funds classified as held for sale are as follows at June 30, 2021 and December 31, 2020 (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Divestitures, Held for Sale and Discontinued Operations (cont.)

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$0.6
Equity-accounted investments(1)	—	113.7
Consolidated Funds’ assets held for sale	$—	$114.3

(1)Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.
Other divestitures
Investment Counselors of Maryland
On February 6, 2021, the Company entered into a definitive agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate within “Other” category. The criteria for discontinued operations were not met for this divestiture. On July 19, 2021, the Company completed the sale of all its interest in ICM to William Blair Investment Management for cash consideration totaling $18.5 million.
BrightSphere International Ltd.
On March 17, 2021, BrightSphere completed the sale of its subsidiary BrightSphere International Ltd. to Perpetual U.S. Holdings Company Inc. (“Perpetual”). The Company recognized a pre-tax loss on sale of subsidiary of $(1.3) million within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.
4) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Other investments held at fair value	14.9	40.0
Investments related to long-term incentive compensation plans held at fair value	45.6	48.0
Total investments held at fair value	60.5	88.0
Equity-accounted investment in Affiliate	1.5	2.0
Total investments per Condensed Consolidated Balance Sheets	62.0	90.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments (cont.)

Investment income is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized and unrealized gains (losses) on other investments held at fair value	$3.5	$6.0	$4.9	$(8.3)
Earnings from equity-accounted investment in Affiliate	1.2	0.6	2.4	1.2
Total investment income (loss) per Condensed Consolidated Statements of Operations	$4.7	$6.6	$7.3	$(7.1)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2021
Assets of BSIG(1)
Investments in separate accounts(2)	9.3	—	—	—	9.3
Investments related to long-term incentive compensation plans(3)	45.6	—	—	—	45.6
Investments in unconsolidated Funds(4)	—	—	—	5.6	5.6
Total fair value assets	$54.9	$—	$—	$5.6	$60.5
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2020
Assets of BSIG(1)
Investments in separate accounts(2)	9.7	11.6	—	—	21.3
Investments related to long-term incentive compensation plans(3)	48.0	—	—	—	48.0
Investments in unconsolidated Funds(4)	—	—	2.5	16.2	18.7
Total fair value assets	$57.7	$11.6	$2.5	$16.2	$88.0

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
(2)Investments in separate accounts of $9.3 million at June 30, 2021 consist of approximately 1% of cash equivalents and 99% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $21.3 million at December 31, 2020 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $45.6 million and $48.0 million at June 30, 2021 and December 31, 2020, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $5.6 million and $16.2 million at June 30, 2021 and December 31, 2020, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.9 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to ten years from June 30, 2021. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $0.0 million and $2.5 million at June 30, 2021 and December 31, 2020, respectively, related to investments in Forestry Funds advised by an Affiliate and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in unconsolidated Funds	2021	2020	2021	2020
Level III financial assets
At beginning of the period	$2.5	$3.0	$2.5	$3.0
Additions (redemptions)	(0.1)	—	(0.1)	—
Transfers to held for sale (see Note 3)	(2.7)	—	(2.7)	—
Total net fair value gains/losses recognized in net income	0.3	—	0.3	—
Total Level III financial assets	$—	$3.0	$—	$3.0
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and six months ended June 30, 2021 and 2020, respectively.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities

The Company, through its Affiliates, sponsors the formation of various entities considered to be VIEs. These VIEs are primarily Funds managed by Affiliates and other partnership interests typically owned entirely by third party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own non-controlling interests in an Affiliate.
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
The following table presents the assets of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2021	December 31, 2020
Assets
Consolidated Funds’ assets held for sale (Note 3)	—	114.3
Total Assets	$—	$114.3
In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds that were considered to be VIEs as of June 2, 2021 upon consummation of the sale. The Company reclassified assets of consolidated Funds as “Consolidated Funds’ assets held for sale” in the Condensed Consolidated Balance Sheet as of December 31, 2020. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information. To the extent the Company has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2021	December 31, 2020
Unconsolidated VIE assets	$6,265.7	$6,437.1
Unconsolidated VIE liabilities	$4,417.1	$4,332.1
Equity interests on the Condensed Consolidated Balance Sheets(2)	$14.0	$14.3
Maximum risk of loss(1)(2)	$19.3	$19.3

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.
(2)Includes co-investment interests in Campbell Funds classified as “assets held for sale” as of June 30, 2021 in connection with the pending divestiture of Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	June 30, 2021			December 31, 2020
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring August 22, 2022(1)(2)	$53.9	$53.9	2	$—	$—
Total revolving credit facility	$53.9	$53.9		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	$272.9	$296.3	2	$272.8	$298.9	2
$125 million 5.125% Senior Notes Due August 1, 2031(3)	121.7	129.7	2	121.5	126.0	2
Total third party borrowings	$394.6	$426.0		$394.3	$424.9

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

7) Borrowings and Debt (cont.)

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
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2.9	$3.4	$5.9	$6.6
Variable lease cost	—	—	—	0.1
Total operating lease expense	$2.9	$3.4	$5.9	$6.7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.5	$3.0	$6.1	$6.1
Right of use assets obtained in exchange for new operating lease liabilities	1.5	4.4	1.6	74.5
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2021 and 2020, the weighted average remaining lease term was 11.7 years and 12.4 years, respectively, and the weighted average discount rate was 3.35% and 3.34%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$4.8
2022	5.9
2023	8.0
2024	7.5
2025	7.6
Thereafter	64.0
Total lease payments	$97.8
Less imputed interest	(18.1)
Total	$79.7

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Goodwill and Intangible Assets
In connection with the divestiture of Landmark, the Company reclassified $148.1 million of goodwill to “Assets held for sale” in the Condensed Consolidated Balance Sheet as of December 31, 2020. The Landmark divestiture was consummated on June 2, 2021. In connection with the pending divestiture of TSW, the Company reclassified $13.7 million of goodwill to “Assets held for sale” in the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information.

10) Commitments and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to approximately $4 million in co-investments at Campbell as of June 30, 2021. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022. On June 21, 2021, the Company announced the divestiture of all of the Company’s interests in Campbell. The pending divestiture of Campbell met the held for sale criteria. The commitments will be funded as required through the disposition date, which is expected to occur in the third quarter of 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
On March 30, 2021, the Company announced the divestiture of all of the Company’s interest in Landmark and funded its commitments as required through the disposition, which consummated on June 2, 2021. As a result of the disposition, the Company no longer had any unfunded commitments to Landmark as of June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of an Affiliate in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of June 30, 2021, there were no material accruals for claims, legal proceedings or other contingencies.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2021, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2021.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The majority of the Company’s cash equivalents consists of money market funds. At June 30, 2021, approximately $1.1 billion of the Company’s cash and cash equivalents were invested in money market funds. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations attributable to controlling interests	$24.7	$21.1	$43.2	$30.5
Income from discontinued operations attributable to controlling interests (Note 3)	508.0	$(2.2)	$516.5	$21.0
Net income attributable to controlling interests	$532.7	$18.9	$559.7	$51.5
Less: Total income available to participating unvested securities(1)	—	—	(0.1)	—
Net income attributable to common stock	$532.7	$18.9	$559.6	$51.5
Denominator:
Weighted-average shares of common stock outstanding—basic	79,351,567	80,435,389	79,335,650	82,758,277
Potential shares of common stock:
Restricted stock units	23,323	13,735	29,472	15,814
Employee stock options	3,551,234	—	3,258,363	—
Weighted-average shares of common stock outstanding—diluted	82,926,124	80,449,124	82,623,485	82,774,091

Earnings per share of common stock attributable to controlling interests:
Basic
Continuing operations	$0.31	$0.26	$0.54	$0.37
Discontinued operations	6.40	(0.03)	6.51	0.25
Basic earnings per share of common stock attributable to controlling interests	$6.71	$0.23	$7.05	$0.62
Diluted
Continuing operations	$0.29	$0.26	$0.52	$0.37
Discontinued operations	6.13	(0.03)	6.25	0.25
Diluted earnings per share of common stock attributable to controlling interests	$6.42	$0.23	$6.77	$0.62

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
Performance fees
The Company’s products subject to performance fees earn these fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Performance fees are recorded in revenues when the contractual performance criteria have been met and when it is probable that a significant reversal of revenue recognized will not occur in future reporting periods.

Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursements amounted to $1.2 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Revenue from expense reimbursements amounted to $2.2 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Revenue (cont.)
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three and six months ended June 30 (in millions) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Quant & Solutions
U.S.	$80.0	$58.9	$154.4	$120.2
Non-U.S.	26.0	23.3	50.5	47.2
Liquid Alpha(1)
U.S.	$—	$22.9	$—	$47.9
Non-U.S.	—	7.5	—	16.3
Other(2)
U.S.	4.1	4.3	7.8	7.9
Non-U.S.	1.5	1.7	2.7	3.6
Management fee revenue	$111.6	$118.6	$215.4	$243.1

(1)Prior to March 31, 2021, the Company had the Alternatives reportable segment which consisted of Landmark and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell of all of the Company’s interests in Landmark. As a result of this transaction, Landmark was reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The Campbell Global operating segment was reclassified to “Other” within the Company’s segment reporting. On June 21, 2021 the Company entered into an agreement to sell all of our equity interests in Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 15, Segments for further discussion.
(2)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On February 6, 2021, the Company entered into an agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW. As a result of this transaction, TSW was reclassified to discontinued operations and the Liquid Alpha no longer constitutes a reportable segment of the Company. The ICM operating segment was reclassified to “Other” within the Company’s segment reporting for the three and six months ended June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion and Note 15, Segments for further discussion.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2021 and 2020 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2021	$5.5	$(17.4)	$(11.9)
Foreign currency translation adjustment	0.1	—	0.1
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	0.1	0.6	0.7
Balance, as of June 30, 2021	$5.6	$(16.8)	$(11.2)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2020	$0.7	$(19.8)	$(19.1)
Foreign currency translation adjustment	0.3	—	0.3
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	0.3	0.6	0.9
Balance, as of June 30, 2020	$1.0	$(19.2)	$(18.2)

For each of the three months ended June 30, 2021 and 2020, the Company reclassified $0.8 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2020	$4.4	$(18.0)	$(13.6)
Foreign currency translation adjustment	1.2	—	1.2
Amortization related to derivatives securities, before tax	—	1.6	1.6
Tax impact	—	(0.4)	(0.4)
Other comprehensive income	1.2	1.2	2.4
Balance, as of June 30, 2021	$5.6	$(16.8)	$(11.2)

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

For the six months ended June 30, 2021 and 2020, the Company reclassified $1.6 million and $1.5 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

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
As of June 30, 2021, the balance recorded in accumulated other comprehensive income (loss) was $(16.8) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $0.8 million for each of the three months ended June 30, 2021 and 2020, respectively. Amounts of $1.6 million and $1.5 million have been reclassified for the six months ended June 30, 2021. During the next twelve months the Company expects to reclassify approximately $3.4 million to interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments
The Company has the following reportable segment(1)(2):
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of the Company’s interest in Acadian.

Campbell Global, ICM and the corporate head office are included within Other(1)(2) category. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment.

(1)Prior to March 31, 2021, the Company had an Alternatives reportable segment which was comprised of Landmark and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell all of the Company’s interests in Landmark. As a result of this transaction, Landmark has been reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the reclassification of Campbell Global to “Other” category. On June 21, 2021, the Company entered into an agreement to sell all of the Company’s interests in Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
(2)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On February 6, 2021, the Company entered into an agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and Liquid Alpha no longer constitutes a reportable segment of the Company. The ICM operating segment was reclassified to “Other” category within the Company’s segment reporting for the three and six months ended June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
Performance Measure
The primary measure used by the CODM in measuring performance and allocating resources to the segments is Economic Net Income (“ENI”). The Company defines ENI for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. This measure supplements and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with U.S. GAAP. The Company does not disclose total asset information for its reportable segment as the information is not reviewed by the CODM.
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
Segment Presentation
The following tables set forth summarized operating results for the Company's segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s segment for the three months ended June 30, 2021 (in millions):

	Three Months Ended June 30, 2021
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$111.1	$22.3	$(0.1)	(a)	$133.3

ENI operating expenses	38.3	9.5	13.5	(b)	61.3
Earnings before variable compensation	72.8	12.8	(13.6)		72.0
Variable compensation	22.0	10.4	0.3	(c)	32.7
ENI operating earnings (after variable comp)	50.8	2.4	(13.9)		39.3
Affiliate key employee distributions	3.1	0.1	—		3.2
Earnings after Affiliate key employee distributions	47.7	2.3	(13.9)		36.1
Net interest expense	—	(5.4)	(0.8)	(d)	(6.2)
Net investment income	—	—	4.7	(e)	4.7
Net income attributable to non-controlling interests in consolidated Funds	—	—	(54.6)	(e)	(54.6)
Income tax (expense) benefit	—	(11.7)	1.8	(f)	(9.9)
Income from discontinued operations, net of tax	—	—	53.4	(g)	53.4
Gain on disposal of discontinued operations, net of tax	—	—	509.2	(h)	509.2
Economic net income	$47.7	$(14.8)	$499.8		$532.7

The following table presents the financial data for the Company’s segments for the three months ended June 30, 2020 (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)

	Three Months Ended June 30, 2020
	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$82.8	$30.8	$6.8	$2.2	(a)	$122.6

ENI operating expenses	35.0	11.7	10.9	2.7	(b)	60.3
Earnings before variable compensation	47.8	19.1	(4.1)	(0.5)		62.3
Variable compensation	17.7	7.6	1.5	3.0	(c)	29.8
ENI operating earnings (after variable comp)	30.1	11.5	(5.6)	(3.5)		32.5
Affiliate key employee distributions	1.3	1.1	0.2	—		2.6
Earnings after Affiliate key employee distributions	28.8	10.4	(5.8)	(3.5)		29.9
Net interest expense	—	—	(5.6)	(1.6)	(d)	(7.2)
Net investment income	—	—	—	13.3	(e)	13.3
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(35.0)	(e)	(35.0)
Income tax expense	—	—	(8.2)	(0.6)	(f)	(8.8)
Income from discontinued operations, net of tax	—	—	—	26.7	(g)	26.7
Economic net income	$28.8	$10.4	$(19.6)	$(0.7)		$18.9

The following table presents the financial data for the Company’s segment for the six months ended June 30, 2021 (in millions):

	Six Months Ended June 30, 2021
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$214.6	$28.6	$(0.2)	(a)	$243.0

ENI operating expenses	77.4	19.2	16.6	(b)	113.2
Earnings before variable compensation	137.2	9.4	(16.8)		129.8
Variable compensation	44.6	11.3	0.8	(c)	56.7
ENI operating earnings (after variable comp)	92.6	(1.9)	(17.6)		73.1
Affiliate key employee distributions	4.6	(0.1)	—		4.5
Earnings after Affiliate key employee distributions	88.0	(1.8)	(17.6)		68.6
Net interest expense	—	(10.8)	(1.6)	(d)	(12.4)
Net investment income	—	—	7.3	(e)	7.3
Loss on sale of subsidiary	—	—	(1.3)	(e)	(1.3)
Net loss attributable to non-controlling interests in consolidated Funds	—	—	(68.0)	(e)	(68.0)
Income tax (expense) benefit	—	(20.0)	1.0	(f)	(19.0)
Income from discontinued operations, net of tax	—	—	75.3	(g)	75.3
Gain on disposal of discontinued operations, net of tax	—	—	509.2	(h)	509.2
Economic net income	$88.0	$(32.6)	$504.3		$559.7

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15) Segments (cont.)
The following table presents the financial data for the Company’s segments for the six months ended June 30, 2020 (in millions):

	Six Months Ended June 30, 2020
	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$168.9	$65.2	$12.9	$4.2	(a)	$251.2

ENI operating expenses	72.1	24.7	23.9	(2.2)	(b)	118.5
Earnings before variable compensation	96.8	40.5	(11.0)	6.4		132.7
Variable compensation	34.7	16.4	2.9	3.4	(c)	57.4
ENI operating earnings (after variable comp)	62.1	24.1	(13.9)	3.0		75.3
Affiliate key employee distributions	2.1	2.4	0.2	—		4.7
Earnings after Affiliate key employee distributions	60.0	21.7	(14.1)	3.0		70.6
Net interest expense	—	—	(11.2)	(3.5)	(d)	(14.7)
Net investment income (loss)	—	—	—	(17.6)	(e)	(17.6)
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(24.5)	(e)	(24.5)
Income tax (expense) benefit	—	—	(15.1)	2.8	(f)	(12.3)
Income from discontinued operations, net of tax	—	—	—	50.0	(g)	50.0
Economic net income	$60.0	$21.7	$(40.4)	$10.2		$51.5

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
(g)Adjusted to include the results of discontinued operations, net of tax, which is included in U.S. GAAP net income attributable to controlling interests.
(h)Adjusted to include the gain on disposal of discontinued operations, net of tax, which is included in U.S. GAAP net income attributable to controlling interests.

16) Related Party Transactions
Landmark has provided loans to its employees. At December 31, 2020, the balance of the loans to Affiliate employees was $8.4 million.
On March 30 2021, the Company announced the divestiture of all of the Company’s interest in Landmark, which occurred on June 2, 2021. As a result of the disposition, the Company no longer had any related party transactions with Landmark as of June 30, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.

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
Our MD&A is presented in five sections:
•Overview provides a brief description of our business. It includes information on our reporting segment and underlying Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate, strategy, client type and location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2021 and 2020, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2021 and 2020 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segments.
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

Overview
We are a global asset management company headquartered in Boston, Massachusetts. We historically held interests in a group of investment management firms (the “Affiliates”) individually headquartered in the United States. We have completed the disposition of certain Affiliates and currently operate our business through the following segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of our interest in Acadian Asset Management LLC (“Acadian”).
Campbell Global, LLC (“Campbell Global”), Investment Counselors of Maryland (“ICM”) and the corporate head office are included within the Other category. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
Through Acadian, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While Acadian maintains autonomy in the investment process and the day-to-day management of their business, our strategy is to work with Acadian to accelerate the growth and profitability of their firm.
As of December 31, 2020, we had three reportable segments that were comprised of five Affiliates. We entered into agreements to divest our equity interests in four Affiliates during the six months ended June 30, 2021. Prior to March 31, 2021, we had an Alternatives reportable segment which was comprised of Landmark Partners, LLC (“Landmark”) and Campbell Global operating segments. On March 30, 2021, we entered into an agreement to sell all of our interests in Landmark. As a result of this transaction, Landmark was reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment. The Campbell Global operating segment was reclassified to the “Other” category within our segment reporting. On June 21, 2021, we entered into an agreement to sell all of our interests in Campbell Global. See “Recent Developments” herein.
Prior to June 30, 2021,we had a Liquid Alpha reportable segment which was comprised of Thompson, Siegel & Walmsley LLC (“TSW”) and ICM. On February 6, 2021, we entered into an agreement to sell all of our interests in ICM. On May 9, 2021, we entered into an agreement to sell all of our interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and the Liquid Alpha segment no longer constitutes a reportable segment of the Company. The ICM operating segment was reclassified to the “Other” category within our segment reporting for the three and six months ended June 30, 2021. See “Recent Developments” herein.
Upon closing of the pending Campbell Global sale, which is expected to be in the third quarter, Acadian will be our sole Affiliate.
Under U.S. GAAP, an Affiliate may be consolidated into operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

    Recent Developments
Divestiture of Landmark, Campbell Global, ICM and TSW
On June 2, 2021, we sold all of our equity interests in Landmark to Ares Management Corporation. The transaction resulted in a $509.2 million gain on disposal of discontinued operations, net of tax which is reflected in our Consolidated Statement of Operations.
On June 21, 2021, we entered into a definitive agreement to sell all of our interests in Campbell Global to J.P. Morgan Asset Management. The transaction is expected to close during the third quarter of 2021.
On July 19, 2021, we completed the sale of all our interests in ICM, an equity-accounted Affiliate, to William Blair Investment Management.
On July 22, 2021, we completed the sale of all of our interests in TSW to Pendal Group Limited (“Pendal”) in exchange for approximately $240 million.
COVID-19 Impact
Beginning in the first quarter of 2020, the outbreak of COVID-19 had a significant impact on the global economy and the financial and securities markets, which may continue for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. We continue to monitor the economic uncertainty and market volatility related to COVID-19, which has impacted the investment management industry in which we and our Affiliates operate. The extent of the impact on our business operations and financial results will depend on a number of factors and future developments, including the spread of variants of COVID-19, which are uncertain and cannot be predicted. See Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities Exchange Commission on March 1, 2021.
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended June 30, 2021 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $19.5 billion, or 15%, of our AUM in consolidated Affiliates, are in accounts with incentive fee in which we participate in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling one-year and three-year basis.
Our largest expense item is compensation and benefits paid to our and our Affiliates’ employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.
The arrangements in place with our Affiliates result in the sharing of economics between BSUS and each Affiliate’s key management personnel using a profit-sharing model, except for ICM, which used a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate’s equity or profit interests distribution to its employees.
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
Equity or profit interests owned by Affiliate key employees are awarded as part of their variable compensation arrangements. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by BSUS; see “—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense” for a further discussion.
How We Measure Performance
We manage our business based on one business segment, reflecting how our management assesses the performance of our business.
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
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2021 and 2020:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
U.S. GAAP Basis
Revenue	$133.3	$122.6	$10.7	$243.0	$251.2	$(8.2)
Pre-tax income from continuing operations attributable to controlling interests	34.6	29.9	4.7	62.2	42.8	19.4
Net income from continuing operations attributable to controlling interests	24.7	21.1	3.6	43.2	30.5	12.7
Net income attributable to controlling interests	532.7	18.9	513.8	559.7	51.5	508.2
U.S. GAAP operating margin(1)	27.1%	24.4%	269 bps	28.2%	28.1%	13 bps
Earnings per share, basic ($)	$6.71	$0.23	$6.48	$7.05	$0.62	$6.43
Earnings per share, diluted ($)	$6.42	$0.23	$6.19	$6.77	$0.62	$6.15
Basic shares outstanding (in millions)	79.4	80.4	(1.0)	79.3	82.8	(3.5)
Diluted shares outstanding (in millions)	82.9	80.4	2.5	82.6	82.8	(0.2)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$133.4	$120.4	$13.0	$243.2	$247.0	$(3.8)
Pre-tax economic net income(5)	44.6	27.8	16.8	75.4	56.4	19.0
Adjusted EBITDA	56.3	38.8	17.5	98.4	79.1	19.3
ENI operating margin(6)	39.9%	29.9%	998 bps	37.3%	29.3%	802 bps
Economic net income(7)	32.9	19.6	13.3	55.4	41.3	14.1
ENI diluted EPS ($)	$0.40	$0.24	$0.16	$0.67	$0.50	$0.17

Other Operational Information
Assets under management (AUM) at period end (in billions)	$126.9	$145.1	$(18.2)	$126.9	$145.1	$(18.2)
Net client cash flows (in billions)	(0.9)	(1.8)	0.9	(4.4)	(0.5)	(3.9)
Annualized revenue impact of net flows(8)	(0.9)	(14.0)	13.1	(8.8)	(14.2)	5.4

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
(3)Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $2.0 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended June 30, 2021. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $3.5 million, costs associated with the transfer of an insurance policy from our former parent of $0.6 million and the loss on sale of subsidiary of $1.3 million for the six months ended June 30, 2021. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center of $3.0 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended June 30, 2020. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center of $3.4 million and costs associated with the transfer of an insurance policy from our former parent of $0.6 million for the six months ended June 30, 2020.
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

Assets Under Management
In June 2021, we completed the sale of Landmark. As a result, Landmark is reported within discontinued operations and the Alternatives segment no longer constitutes a reportable segment. In May 2021, we entered into a definitive agreement to sell our equity interests in TSW. We completed the sale in July 2021. As a result, TSW is reported within discontinued operations and the Liquid Alpha segment no longer constitutes a reportable segment. AUM and flow information from Landmark and TSW is excluded from all periods presented.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2021		December 31, 2020
Acadian Asset Management	$117.8		$108.1
Campbell Global(1)	4.6		4.7
Investment Counselors of Maryland(2)	4.5		3.2
Total assets under management excluding discontinued operations	126.9	*	116.0
Landmark Partners(3)	—		18.4
Thompson, Siegel & Walmsley(4)	24.6		22.3
Total assets under management including discontinued operations	$151.5		$156.7	*

*Reported AUM.
(1)In June 2021, we entered into a definitive agreement to sell all our interests in Campbell Global, which is expected to close in the third quarter of 2021, see “Recent Developments” herein.
(2)In February 2021, we announced the divestiture of ICM. On July 19, 2021, we completed the sale of ICM, see “Recent Developments” herein.
(3)On June 2, 2021, we completed the sale of Landmark, see “Recent Developments” herein.
(4)In May 2021, we entered into a definitive agreement to sell all our equity interests in TSW. On July 22, 2021, we completed the sale of TSW, see “Recent Developments” herein.
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities;
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets; and
iii.Other, which is mainly comprised of forestry and U.S. small cap equities.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2021	December 31, 2020
Developed Markets	88.4	81.1
Emerging Markets	29.4	27.0
Other	9.1	7.9
Total assets under management	$126.9	$116.0

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2021		December 31, 2020
	AUM	% of total	AUM	% of total
Sub-advisory	$13.6	10.7%	$11.5	9.9%
Corporate/Union	17.6	13.9%	16.9	14.6%
Public/Government	58.6	46.2%	54.3	46.8%
Endowment/Foundation	2.5	2.0%	2.5	2.2%
Commingled Trust/UCITS	26.8	21.1%	24.1	20.8%
Mutual Fund	3.2	2.5%	2.8	2.4%
Other	4.6	3.6%	3.9	3.3%
Total assets under management	$126.9		$116.0

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2021		December 31, 2020
	AUM	% of total	AUM	% of total
U.S.	$85.9	67.7%	$77.4	66.7%
Europe	18.9	14.9%	18.3	15.8%
Asia	5.2	4.1%	4.5	3.9%
Australia	8.7	6.9%	8.1	7.0%
Other	8.2	6.4%	7.7	6.5%
Total assets under management	$126.9		$116.0

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2021	2020	2021	2020
Quant & Solutions
Beginning balance	$111.5	$78.7	$107.0	$101.6
Gross inflows	2.7	3.3	4.9	7.0
Gross outflows	(4.7)	(3.7)	(11.1)	(6.8)
Reinvested income and distributions	0.7	0.7	1.3	1.5
Net flows	(1.3)	0.3	(4.9)	1.7
Market appreciation (depreciation)	7.6	12.7	14.6	(11.6)
Other(1)	—	—	1.1	—
Ending balance	$117.8	$91.7	$117.8	$91.7
Average AUM(2)	$115.9	$86.7	$112.8	$91.2

Liquid Alpha
Beginning balance	$—	$43.7	$3.2	$57.9
Gross inflows	—	1.6	—	3.9
Gross outflows	—	(4.0)	—	(7.1)
Reinvested income and distributions	—	0.3	—	0.7
Net flows	—	(2.1)	—	(2.5)
Market appreciation (depreciation)	—	6.2	—	(7.6)
Other(3)	—	—	(3.2)	—
Ending balance	$—	$47.8	$—	$47.8
Average AUM	$—	$46.8	$—	$50.6
Average AUM of consolidated Affiliates	$—	$45.0	$—	$48.6

Other(3)
Beginning balance	$8.7	$5.7	$5.8	$5.4
Gross inflows	0.5	0.1	0.7	0.5
Gross outflows	(0.1)	(0.1)	(0.2)	(0.2)
Reinvested income and distributions	—	—	—	—
Net flows	0.4	—	0.5	0.3
Market appreciation (depreciation)	0.1	(0.1)	0.8	(0.1)
Other	(0.1)	—	2.0	—
Ending balance	$9.1	$5.6	$9.1	$5.6
Average AUM	$9.0	$5.7	$8.6	$5.6
Average AUM of consolidated Affiliates	$4.7	$5.7	$4.7	$5.6

Total
Beginning balance	$120.2	$128.1	$116.0	$164.9
Gross inflows	3.2	5.0	5.6	11.4
Gross outflows	(4.8)	(7.8)	(11.3)	(14.1)
Reinvested income and distributions	0.7	1.0	1.3	2.2
Net flows	(0.9)	(1.8)	(4.4)	(0.5)
Market appreciation (depreciation)	7.7	18.8	15.4	(19.3)
Other	(0.1)	—	(0.1)	—
Ending balance continuing operations	$126.9	$145.1	$126.9	$145.1
Discontinued operations(3)	$24.6	$35.9	$24.6	$35.9
Ending balance including discontinued operations	$151.5	$181.0	$151.5	$181.0
Average AUM	$124.9	$139.2	$121.4	$147.4
Average AUM of consolidated Affiliates	$120.6	$137.4	$117.5	$145.4

Annualized basis points: inflows	48.2	32.6	48.6	33.2
Annualized basis points: outflows	39.0	43.5	36.1	42.4
Annualized revenue impact of net flows ($ in millions)	$(0.9)	$(14.0)	$(8.8)	$(14.2)

(1)AUM representing liquid alternative strategies previously excluded from the Quant & Solutions segment has been reclassified in the three and six months ended June 30, 2021 and are included in the current period metrics above.

(2)Average AUM equals average AUM of consolidated Affiliates.
(3)Our reportable segments reflect the sale of Landmark and announced divestiture of TSW. As a result of the sale, Landmark, previously included in the Alternatives segment, is reported within discontinued operations and Alternatives no longer constitutes a reportable segment. The remaining portion of the Alternatives segment, including Campbell Global, has been reclassified to “Other” for all periods presented. TSW, previously included in the Liquid Alpha segment, is now reported within discontinued operations and Liquid Alpha no longer constitutes a reportable segment in the current period. The remaining portion of the Liquid Alpha segment, including ICM, has been reclassified to “Other” as of the beginning of the first quarter of 2021.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sub-advisory
Beginning balance	$12.2	$22.1	$11.5	$29.4
Gross inflows	1.4	1.1	1.9	2.7
Gross outflows	(0.8)	(1.7)	(1.3)	(3.6)
Reinvested income and distributions	0.1	0.2	0.1	0.4
Net flows	0.7	(0.4)	0.7	(0.5)
Market appreciation (depreciation)	0.7	3.0	1.4	(4.2)
Ending balance	$13.6	$24.7	$13.6	$24.7

Institutional
Beginning balance	$100.4	$100.0	$97.8	$127.4
Gross inflows	1.7	3.0	3.0	7.4
Gross outflows	(3.6)	(5.3)	(9.2)	(9.4)
Reinvested income and distributions	0.5	0.8	1.1	1.7
Net flows	(1.4)	(1.5)	(5.1)	(0.3)
Market appreciation (depreciation)	6.6	14.7	12.9	(13.9)
Other(1)	(0.1)	—	(0.1)	—
Ending balance	$105.5	$113.2	$105.5	$113.2

Retail/Other
Beginning balance	$7.6	$6.0	$6.7	$8.1
Gross inflows	0.1	0.9	0.7	1.3
Gross outflows	(0.4)	(0.8)	(0.8)	(1.1)
Reinvested income and distributions	0.1	—	0.1	0.1
Net flows	(0.2)	0.1	—	0.3
Market appreciation (depreciation)	0.4	1.1	1.1	(1.2)
Ending balance	$7.8	$7.2	$7.8	$7.2

Total
Beginning balance	$120.2	$128.1	$116.0	$164.9
Gross inflows	3.2	5.0	5.6	11.4
Gross outflows	(4.8)	(7.8)	(11.3)	(14.1)
Reinvested income and distributions	0.7	1.0	1.3	2.2
Net flows	(0.9)	(1.8)	(4.4)	(0.5)
Market appreciation (depreciation)	7.7	18.8	15.4	(19.3)
Other(1)	(0.1)	—	(0.1)	—
Ending balance continuing operations	126.9	145.1	126.9	145.1
Discontinued operations(2)	24.6	35.9	24.6	35.9
Ending balance including discontinued operations	$151.5	$181.0	$151.5	$181.0

(1)Other movements related to billable assets adjustment.
(2)Reflects the sales of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i. U.S.-based clients, where the client is based in the United States, and
ii. Non-U.S.-based clients, where the client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.
Beginning balance	$81.5	$88.8	$77.4	$113.4
Gross inflows	1.6	3.5	3.3	8.0
Gross outflows	(3.0)	(5.7)	(6.7)	(9.4)
Reinvested income and distributions	0.5	0.7	0.9	1.5
Net flows	(0.9)	(1.5)	(2.5)	0.1
Market appreciation (depreciation)	5.3	13.1	11.0	(13.1)
Ending balance	$85.9	$100.4	$85.9	$100.4

Non-U.S.
Beginning balance	$38.7	$39.3	$38.6	$51.5
Gross inflows	1.6	1.5	2.3	3.4
Gross outflows	(1.8)	(2.1)	(4.6)	(4.7)
Reinvested income and distributions	0.2	0.3	0.4	0.7
Net flows	—	(0.3)	(1.9)	(0.6)
Market appreciation (depreciation)	2.4	5.7	4.4	(6.2)
Other(1)	(0.1)	—	(0.1)	—
Ending balance	$41.0	$44.7	$41.0	$44.7

Total
Beginning balance	$120.2	$128.1	$116.0	$164.9
Gross inflows	3.2	5.0	5.6	11.4
Gross outflows	(4.8)	(7.8)	(11.3)	(14.1)
Reinvested income and distributions	0.7	1.0	1.3	2.2
Net flows	(0.9)	(1.8)	(4.4)	(0.5)
Market appreciation (depreciation)	7.7	18.8	15.4	(19.3)
Other(1)	(0.1)	—	(0.1)	—
Ending balance continuing operations	126.9	145.1	126.9	145.1
Discontinued operations(2)	24.6	35.9	24.6	35.9
Adjusted ending balance including discontinued operations	$151.5	$181.0	$151.5	$181.0

(1)Other movements related to billable assets adjustment.
(2)Reflects the sales of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

At June 30, 2021, our total assets under management were $126.9 billion, an increase of $6.7 billion, or 5.6%, compared to $120.2 billion at March 31, 2021 and a decrease of $(18.2) billion, or (12.5)%, compared to $145.1 billion at June 30, 2020. The decrease in assets under management compared to June 30, 2020 is a result of the Barrow, Hanley, Mewhinney & Strauss, LLC ("Barrow Hanley") and Copper Rock Capital Partners ("Copper Rock") dispositions that occurred in the second half of 2020. The change in assets under management during the three months ended June 30, 2021 reflects net market appreciation of $7.7 billion from continued market recovery, partially offset by net outflows of $(0.9) billion. The change in assets under management during the six months ended June 30, 2021 reflects net market appreciation of $15.4 billion, realizations and other of $(0.1) billion, and net flows of $(4.4) billion including reinvested income and distributions of $1.3 billion.
For the three months ended June 30, 2021, our net flows were $(0.9) billion compared to $(3.5) billion for the three months ended March 31, 2021 and $(1.8) billion for the three months ended June 30, 2020. The change in net flows during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to robust sales for non-U.S. and multi-asset strategies. Reinvested income and distributions of $0.7 billion, $0.6 billion and $1.0 billion are reflected in the net flows for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively. For the three months ended June 30, 2021, the annualized revenue impact of the net flows was $(0.9) million. This is compared to the annualized revenue impact of net flows of $(7.9) million for the three months ended March 31, 2021 and $(14.0) million for the three months ended June 30, 2020. Gross inflows of $3.2 billion during the three-month period yielded approximately 48 bps compared to $5.0 billion yielding approximately 33 bps in the year-ago period, and gross outflows in the same period of $(4.8) billion yielded approximately 39 bps compared to (7.8) yielding approximately 44 bps in the year-ago period.
For the six months ended June 30, 2021, our net flows were $(4.4) billion compared to $(0.5) billion for the six months ended June 30, 2020. The change in net flows during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to re-balancing and asset reallocation in select Quant & Solutions strategies. Reinvested income and distributions of $1.3 billion and $2.2 billion are reflected in the net flows for the six months ended June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021, the annualized revenue impact of the net flows was $(8.8) million compared to $(14.2) million for the six months ended June 30, 2020. Gross inflows of $5.6 billion in the six months ended June 30, 2021 yielded approximately 49 bps compared to $11.4 billion yielding approximately 33 bps in the year-ago period. Gross outflows of $(11.3) billion yielded approximately 36 bps in the six months ended June 30, 2021 compared to $(14.1) billion yielding approximately 42 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$111.6	$118.6	$(7.0)	$215.4	$243.1	$(27.7)
Performance fees	20.4	0.3	20.1	25.0	1.3	23.7
Other revenue	1.3	2.0	(0.7)	2.6	3.6	(1.0)
Consolidated Funds’ revenue	—	1.7	(1.7)	—	3.2	(3.2)
Total revenue	133.3	122.6	10.7	243.0	251.2	(8.2)
Compensation and benefits	73.4	67.2	6.2	126.0	111.2	14.8
General and administrative expense	18.0	20.4	(2.4)	37.1	42.8	(5.7)
Impairment of goodwill	—	—	—	—	16.4	(16.4)
Amortization of acquired intangibles	—	0.3	(0.3)	—	0.3	(0.3)
Depreciation and amortization	5.8	4.7	1.1	11.3	9.8	1.5
Consolidated Funds’ expense	—	0.1	(0.1)	—	0.1	(0.1)
Total operating expenses	97.2	92.7	4.5	174.4	180.6	(6.2)
Operating income	36.1	29.9	6.2	68.6	70.6	(2.0)
Investment income (loss)	4.7	6.6	(1.9)	7.3	(7.1)	14.4
Interest income	0.1	0.2	(0.1)	0.1	0.5	(0.4)
Interest expense	(6.3)	(7.4)	1.1	(12.5)	(15.2)	2.7
Loss on sale of Affiliate	—	—	—	(1.3)	—	(1.3)
Net consolidated Funds’ investment gains (losses)	—	6.7	(6.7)	—	(10.5)	10.5
Income from continuing operations before taxes	34.6	36.0	(1.4)	62.2	38.3	23.9
Income tax expense	9.9	8.8	1.1	19.0	12.3	6.7
Income from continuing operations	24.7	27.2	(2.5)	43.2	26.0	17.2
Income from discontinued operations, net of tax	53.4	26.7	26.7	75.3	50.0	25.3
Gain (loss) on disposal of discontinued operations, net of tax	509.2	—	509.2	509.2	—	509.2
Net income	587.3	53.9	533.4	627.7	76.0	551.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	54.6	35.0	19.6	68.0	24.5	43.5
Net income attributable to controlling interests	$532.7	$18.9	$513.8	$559.7	$51.5	$508.2

Basic earnings per share ($)	$6.71	$0.23	$6.48	$7.05	$0.62	$6.43
Diluted earnings per share ($)	6.42	0.23	6.19	6.77	0.62	6.15
Weighted average shares of common stock outstanding—basic	79.4	80.4	(1.0)	79.3	82.8	(3.5)
Weighted average shares of common stock outstanding—diluted	82.9	80.4	2.5	82.6	82.8	(0.2)

U.S. GAAP operating margin(1)	27.1%	24.4%		28.2%	28.1%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2021	2020	2021	2020
Net income attributable to controlling interests	$532.7	$18.9	$559.7	$51.5
Exclude: (Income) loss on discontinued operations attributable to controlling interests, net of tax	(508.0)	2.2	(516.5)	(21.0)
Net income from continuing operations attributable to controlling interests	24.7	21.1	43.2	30.5
Add: Income tax expense	9.9	8.8	19.0	12.3
Pre-tax income from continuing operations attributable to controlling interests	$34.6	$29.9	$62.2	$42.8
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
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 37.2 bps and 37.0 bps for the three and six months ended June 30, 2021, and 34.7 bps and 33.6 bps for the three and six months ended June 30, 2020. The overall weighted average fee rate increased for the three and six months ended June 30, 2021 primarily due to an increase in U.S. client domicile average fee rates. The most significant driver of the higher average fee rate in 2021 is the result of changes in the mix of U.S. client domicile assets under management caused by the Barrow Hanley disposition that occurred in the second half of 2020.

Three months ended June 30, 2021 compared to three months ended June 30, 2020: Management fees decreased $(7.0) million, or (5.9)%, from $118.6 million for the three months ended June 30, 2020 to $111.6 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in average assets under management driven by the Barrow Hanley disposition, partially offset by positive market returns at Acadian. Average assets under management excluding our equity-accounted Affiliate decreased (12.2)%, from $137.4 billion for the three months ended June 30, 2020 to $120.6 billion for the three months ended June 30, 2021, mainly due to the dispositions of Barrow Hanley and Copper Rock in the second half of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020: Management fees decreased $(27.7) million, or (11.4)%, from $243.1 million for the six months ended June 30, 2020 to $215.4 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in average assets under management driven by the Barrow Hanley disposition, partially offset by positive market returns at Acadian. Average assets under management excluding equity-accounted Affiliate decreased (19.2)%, from $145.4 billion for the six months ended June 30, 2020 to $117.5 billion for the six months ended June 30, 2021, mainly due to the dispositions of Barrow Hanley and Copper Rock in the second half of 2020.

Performance Fees
Approximately $19.5 billion, or 15% of our AUM in consolidated Affiliates, were in accounts with incentive fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Performance fees improved $20.1 million, from $0.3 million for the three months ended June 30, 2020 to $20.4 million for the three months ended June 30, 2021 due to out-performance in certain timber and non-U.S. strategies. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Performance fees improved $23.7 million, from $1.3 million for the six months ended June 30, 2020 to $25.0 million for the six months ended June 30, 2021 due to out-performance in certain timber and non-U.S. strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of June 30, 2021.
Other Revenue
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Other revenue decreased $(0.7) million, from $2.0 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in consulting fees earned by an Affiliate for the three months ended June 30, 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Other revenue decreased $(1.0) million, from $3.6 million for the six months ended June 30, 2020 to $2.6 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in consulting fees earned by an Affiliate for the six months ended June 30, 2021.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Fixed compensation and benefits(1)	$25.4	$32.2	$50.6	$67.4
Sales-based compensation(2)	1.9	1.9	3.5	3.8
Variable compensation(3)	32.7	29.8	56.7	57.4
Affiliate key employee distributions(4)	3.2	2.6	4.5	4.7
Non-cash Affiliate key employee equity revaluations(5)	10.2	0.7	10.7	(22.1)
Total U.S. GAAP compensation and benefits expense	$73.4	$67.2	$126.0	$111.2

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2021, $24.2 million and $48.5 million, respectively, of fixed compensation and benefits (of the $25.4 million and $50.6 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and six months ended June 30, 2020, $31.1 million and $65.3 million, respectively, of fixed compensation and benefits (of the $32.2 million and $67.4 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Cash variable compensation	$31.3	$26.3	$54.3	$50.4
Non-cash equity-based award amortization	1.4	3.5	2.4	7.0
Total variable compensation(a)	$32.7	$29.8	$56.7	$57.4

(a)For the three and six months ended June 30, 2021, $32.4 million and $55.9 million, respectively, of variable compensation expense (of the $32.7 million and $56.7 million above) are included within economic net income, which excludes $0.3 million and $0.8 million of variable compensation associated with restructuring at an Affiliate. For the three and six months ended June 30, 2020, $26.8 million and $54.0 million, respectively, of variable compensation expense (of the $29.8 million and $57.4 million above) are included within economic net income, which excludes $3.0 million and $3.4 million, respectively, of variable compensation associated with restructuring at an Affiliate and the Center.
(4)Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 25% of marginal ENI operating earnings at each of our consolidated Affiliates.
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
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Compensation and benefits expense increased $6.2 million, or 9.2%, from $67.2 million for the three months ended June 30, 2020 to $73.4 million for the three months ended June 30, 2021. Fixed compensation and benefits decreased $(6.8) million, or (21.1)%, from $32.2 million for the three months ended June 30, 2020 to $25.4 million for the three months ended June 30, 2021, primarily reflecting dispositions of Affiliates and cost savings from the restructuring at the Center and the Affiliates. Variable compensation increased $2.9 million, or 9.7%, from $29.8 million for the three months ended June 30, 2020 to $32.7 million for the three months ended June 30, 2021. The increase was attributable to higher performance fees and earnings before variable compensation. Sales-based compensation remained unchanged at $1.9 million for the three months ended June 30, 2020 and June 30, 2021, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $0.6 million, or 23.1%, from $2.6 million for the three months ended June 30, 2020 to $3.2 million for the three months ended June 30, 2021 as a result of higher underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate equity increased by $9.5 million reflecting revaluations of key employee ownership interests at our consolidated Affiliates as the value of Affiliate equity increased $0.7 million for the three months ended June 30, 2020 and increased $10.2 million for the three months ended June 30, 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Compensation and benefits expense increased $14.8 million, or 13.3%, from $111.2 million for the six months ended June 30, 2020 to $126.0 million for the six months ended June 30, 2021. Fixed compensation and benefits decreased $(16.8) million, or (24.9)%, from $67.4 million for the six months ended June 30, 2020 to $50.6 million for the six months ended June 30, 2021, primarily reflecting disposition of Affiliates and cost savings from the restructuring at the Center and Affiliates. Variable compensation decreased $(0.7) million, or (1.2)%, from $57.4 million for the six months ended June 30, 2020 to $56.7 million for the six months ended June 30, 2021. The decrease was attributable to lower restructuring costs in the current year, offset partially by higher pre-variable compensation earnings. Sales-based compensation decreased $(0.3) million, or (7.9)%, from $3.8 million for the six months ended June 30, 2020 to $3.5 million for the six months ended June 30, 2021, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(0.2) million, or (4.3)%, from $4.7 million for the six months ended June 30, 2020 to $4.5 million for the six months ended June 30, 2021, primarily as a result of the mix of earnings at the consolidated Affiliates. Revaluations of Affiliate equity increased by $32.8 million reflecting the increase in value of of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(22.1) million for the six months ended June 30, 2020 and increased $10.7 million for the six months ended June 30, 2021.

General and Administrative Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: General and administrative expense decreased $(2.4) million, or (11.8)%, from $20.4 million for the three months ended June 30, 2020 to $18.0 million for the three months ended June 30, 2021. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the dispositions of Barrow Hanley and Copper Rock in 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: General and administrative expense decreased $(5.7) million, or (13.3)%, from $42.8 million for the six months ended June 30, 2020 to $37.1 million for the six months ended June 30, 2021. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the dispositions of Barrow Hanley and Copper Rock in 2020.
Impairment of Goodwill
Three months ended June 30, 2021 compared to three months ended June 30, 2020: No goodwill impairment charge was recorded in either the three months ended June 30, 2020 or 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Impairment of goodwill was $16.4 million for the six months ended June 30, 2020 and no impairment for the six months ended June 30, 2021. The change was the result of the impairment charge recorded for the Copper Rock reporting unit in the six months ended June 30, 2020, which was included within the Liquid Alpha segment prior to its disposition in the third quarter of 2020.
Depreciation and Amortization Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Depreciation and amortization expense increased $1.1 million, or 23.4%, from $4.7 million for the three months ended June 30, 2020 to $5.8 million for the three months ended June 30, 2021. The increase was primarily due to additional software and technology investments in the business.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Depreciation and amortization expense increased $1.5 million, or 15.3%, from $9.8 million for the six months ended June 30, 2020 to $11.3 million for the six months ended June 30, 2021. The increase was primarily due to additional software and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income;
iii.interest expense; and
iv.gain (loss) on sale of subsidiary.
Investment Income
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Investment income decreased $(1.9) million, from $6.6 million for the three months ended June 30, 2020 to $4.7 million for the three months ended June 30, 2021, reflecting a decrease in the average balance of seed capital investments as a result of the redemptions of seed capital in 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020: Investment income increased $14.4 million, from $(7.1) million for the six months ended June 30, 2020 to $7.3 million for the six months ended June 30, 2021. The increase is primarily due to an increase in returns generated by seed capital investments driven by continued market recovery in 2021 compared to the six months ended June 30, 2020, which included the negative impact of the market decline in the first quarter of 2020.
Interest Income

Three months ended June 30, 2021 compared to three months ended June 30, 2020: Interest income decreased $(0.1) million, from $0.2 million for the three months ended June 30, 2020 to $0.1 million for the three months ended June 30, 2021. The decrease was due to decreases in short-term investment returns in the quarter.

Six months ended June 30, 2021 compared to six months ended June 30, 2020: Interest income decreased $(0.4) million, from $0.5 million for the six months ended June 30, 2020 to $0.1 million for the six months ended June 30, 2021. The decrease was due to decreases in short-term investment returns in 2021.
Interest Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Interest expense decreased $(1.1) million, or (14.9)%, from $7.4 million for the three months ended June 30, 2020 to $6.3 million for the three months ended June 30, 2021, primarily reflecting a lower balance drawn on the revolving credit facility in 2021 and the pay down of the non-recourse seed capital facility during the third quarter of 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Interest expense decreased $(2.7) million, or (17.8)%, from $15.2 million for the six months ended June 30, 2020 to $12.5 million for the six months ended June 30, 2021, primarily reflecting a lower balance drawn on the revolving credit facility in 2021 and the pay down of the non-recourse seed capital facility during the third quarter of 2020.
Loss on Sale of Subsidiary
Three months ended June 30, 2021 compared to three months ended June 30, 2020: No gain or loss on sale of Affiliate was recorded in either the three months ended June 30, 2020 or 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: No gain or loss on sale of a subsidiary was recorded in the six months ended June 30, 2020. Loss on sale of a subsidiary was $(1.3) million for the six months ended June 30, 2021, representing the loss on disposition of a business unit during the six months ended June 30, 2021.
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
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Income tax expense increased $1.1 million, from $8.8 million for the three months ended June 30, 2020 to $9.9 million for the three months ended June 30, 2021. The increase in income tax expense relates to an increase in income from continuing operations and deferred tax expense in the three months ended June 30, 2021 resulting from the reduction in state tax rates due to the disposition of Landmark.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Income tax expense increased $6.7 million, from $12.3 million for the six months ended June 30, 2020 to $19.0 million for the six months ended June 30, 2021. The increase in income tax expense relates to an an increase in income from continuing operations and deferred tax expense during the six months ended June 30, 2021 resulting from the reduction in state tax rates due to the disposition of Landmark.
U.S. GAAP Consolidated Funds
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Consolidated Funds’ revenue was $1.7 million for the three months ended June 30, 2020. There was no consolidated Funds’ revenue for the three months ended June 30, 2021. Net consolidated Funds’ investment gain (loss) was $6.7 million for the three months ended June 30, 2020. There was no net consolidated Funds’ investment loss for the three months ended June 30, 2021. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees. As a result of the sale of Landmark during the three months ended June 30, 2021, consolidated Funds of Landmark are included in discontinued operations for the three months ended June 30, 2021 and 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Consolidated Funds’ revenue was $3.2 million for the six months ended June 30, 2020. There was no consolidated Funds’ revenue for the six months ended June 30, 2021. Net consolidated Funds’ investment loss was $(10.5) million for the six months ended June 30, 2020. There was no net consolidated Funds’ investment loss for the six months ended June 30, 2021. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees. As a result of the sale of Landmark during the six months ended June 30, 2021, consolidated Funds of Landmark are included in discontinued operations for the six months ended June 30, 2021 and 2020.
Discontinued Operations
In May 2021, we entered into a definitive agreement to sell our equity interests in TSW to Pendal. We completed the sale in July 2021. On June 2, 2021, we completed the sale of Landmark to Ares Management Corporation. As a result, Landmark and TSW are reported within discontinued operations.
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Income from discontinued operations increased $26.7 million from $26.7 million for the three months ended June 30, 2020 to $53.4 million for the three months ended June 30, 2021. Income from discontinued operations represents the income from TSW and Landmark including consolidated Landmark Funds. The increase is driven by the increase in investment gains from the consolidated Landmark Funds attributable to non-controlling interests. The gain on disposal of discontinued operations was $509.2 million for the three months ended June 30, 2021 representing the gain on sale of Landmark. There was no gain on disposal of discontinued operations for the three months ended June 30, 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Income from discontinued operations increased $25.3 million from $50.0 million for the six months ended June 30, 2020 to $75.3 million for the six months ended June 30, 2021. Income from discontinued operations represents the income from TSW and Landmark including consolidated Landmark Funds. The increase is driven by the increase in investment gains from the consolidated Landmark Funds attributable to non-controlling interests in the current year. The gain on disposal of discontinued operations was 509.2 million for the six months ended June 30, 2021 representing the gain on sale of Landmark in June 2021. There was no gain on disposal for the six months ended June 30, 2020.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2021 and 2020. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Numerator: Operating income	$36.1	$29.9	$68.6	$70.6
Denominator: Total revenue	$133.3	$122.6	$243.0	$251.2
U.S. GAAP operating margin(1)	27.1%	24.4%	28.2%	28.1%

Numerator: Total operating expenses(2)	$97.2	$92.6	$174.4	$180.5
Denominator: Management fee revenue	$111.6	$118.6	$215.4	$243.1
U.S. GAAP operating expense / management fee revenue(3)	87.1%	78.1%	81.0%	74.2%

Numerator: Variable compensation	$32.7	$29.8	$56.7	$57.4
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$72.0	$60.7	$129.8	$129.6
U.S. GAAP variable compensation ratio(3)	45.4%	49.1%	43.7%	44.3%

Numerator: Affiliate key employee distributions	$3.2	$2.6	$4.5	$4.7
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$39.3	$30.9	$73.1	$72.2
U.S. GAAP Affiliate key employee distributions ratio(3)	8.1%	8.4%	6.2%	6.5%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 27.1% for the three months ended June 30, 2021, 23.4% for the three months ended June 30, 2020, 28.2% for the six months ended June 30, 2021 and 27.2% for the six months ended June 30, 2020.
(2)There was no consolidated Funds’ revenue excluded for both the three and six months ended June 30, 2021. Excludes consolidated Funds expenses of $0.1 million for both the three and six months ended June 30, 2020.
(3)Excludes the effect of Funds consolidation for the three and six months ended June 30, 2021 and 2020.
(4)There was no consolidated Funds’ revenue excluded for both the three and six months ended June 30, 2021. Excludes $1.7 million and $3.2 million for the three and six months ended June 30, 2020, respectively.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Operating income	$36.1	$29.9	$68.6	$70.6
Affiliate key employee distributions	3.2	2.6	4.5	4.7
Operating (income) loss of consolidated Funds	—	(1.6)	—	(3.1)
Operating income before Affiliate key employee distributions	39.3	30.9	73.1	72.2
Variable compensation	32.7	29.8	56.7	57.4
Operating income before variable compensation and Affiliate key employee distributions	$72.0	$60.7	$129.8	$129.6
Effects of Inflation
For the three and six months ended June 30, 2021 and 2020, inflation did not have a material effect on our consolidated results of operations.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2021 and 2020
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2021	2020	2021	2020
U.S. GAAP net income attributable to controlling interests		$532.7	$18.9	$559.7	$51.5
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	10.3	0.7	10.7	(22.1)
ii.	Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	—	0.2	—	16.7
iii.	Capital transaction costs	0.2	0.3	0.7	0.5
iv.	Seed/Co-investment (gains) losses and financings(1)	0.2	(6.7)	(3.7)	14.6
v.	Tax benefit of goodwill and acquired intangibles deductions	0.2	0.3	0.5	0.7
vi.	Discontinued operations and restructuring(2)	(508.7)	5.6	(511.0)	(17.1)
vii.	ENI tax normalization	1.6	0.3	2.1	(5.5)
Tax effect of above adjustments, as applicable(3)		(3.6)	—	(3.6)	2.0
Economic net income		$32.9	$19.6	$55.4	$41.3

(1)The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2021 and 2020 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Seed/Co-investment (gains) losses	$(0.3)	$(8.2)	$(4.9)	$11.4
Financing costs:
Seed/Co-investment average balance	25.8	105.2	42.1	113.9
Blended interest rate*	3.9%	5.7%	5.7%	5.7%
Financing costs	0.5	1.5	1.2	3.2
Net seed/co-investment (gains) losses and financing	$0.2	$(6.7)	$(3.7)	$14.6

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(2)The three months ended June 30, 2021 includes income from discontinued operations attributable to controlling interests of $511.1 million, restructuring costs at the Center and Affiliates of $2.0 million, and costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The three months ended June 30, 2020 includes loss from discontinued operations attributable to controlling interests of $(2.2) million, restructuring costs at the Center of $3.0 million and costs associated with the redomicile to the U.S. of $0.3 million. The six months ended June 30, 2021 includes income from discontinued operations attributable to controlling interests of $516.5 million,restructuring costs at the Center and Affiliates of $3.5 million, costs associated with the transfer of an insurance policy from our former parent of $0.6 million, and the loss on sale of subsidiary of $1.3 million. The six months ended June 30, 2020 includes income from discontinued operations attributable to controlling interests of $21.2 million, restructuring costs at the Center of $3.4 million and costs associated with the transfer of an insurance policy from our former parent of $0.6 million. Seed/Co-investment (gains) losses from discontinued operations are included in item iv. above for all periods.
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

    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP revenue	$133.3	$122.6	$243.0	$251.2
Include investment return on equity-accounted Affiliate	1.3	0.6	2.4	1.2
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(1.7)	—	(3.2)
Exclude Fund expenses reimbursed by customers	(1.2)	(1.1)	(2.2)	(2.2)
ENI revenue	$133.4	$120.4	$243.2	$247.0

The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Management fees(1)	$111.6	$118.6	$215.4	$243.1
Performance fees(2)	20.4	0.3	25.0	1.3
Other income, including equity-accounted Affiliate(3)	1.4	1.5	2.8	2.6
ENI revenue	$133.4	$120.4	$243.2	$247.0

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $1.3 million and $0.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021 and June 30, 2020, our earnings from our equity-accounted Affiliate were $2.4 million and $1.2 million, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP other revenue	$1.3	$2.0	$2.6	$3.6
Earnings from equity-accounted Affiliate	1.3	0.6	2.4	1.2
Exclude Fund expenses reimbursed by customers	(1.2)	(1.1)	(2.2)	(2.2)
ENI other income	$1.4	$1.5	$2.8	$2.6

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP operating expense	$97.2	$92.7	$174.4	$180.6
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(10.3)	(0.7)	(10.7)	22.1
Goodwill impairment and amortization of acquired intangible assets	—	(0.2)	—	(16.6)
Capital transaction costs	—	(0.2)	(0.4)	(0.2)
Restructuring costs(1)	(2.3)	(3.4)	(4.1)	(4.1)
Fund expenses reimbursed by customers	(1.2)	(1.1)	(2.2)	(2.2)
Funds’ operating expense	—	(0.1)	—	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(32.4)	(26.8)	(55.9)	(54.0)
Affiliate key employee distributions	(3.2)	(2.6)	(4.5)	(4.7)
ENI operating expense	$47.8	$57.6	$96.6	$120.7

(1)The three months ended June 30, 2021 includes $2.0 million of restructuring costs at the Center and Affiliates and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended June 30, 2020 includes $3.0 million of restructuring costs at the Center and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2021 includes $3.5 million of restructuring costs at the Center and Affiliates and $0.6 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2020 includes $3.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.6 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Fixed compensation & benefits(1)	$24.2	$31.1	$48.5	$65.3
General and administrative expenses(2)	17.8	21.8	36.8	45.6
Depreciation and amortization	5.8	4.7	11.3	9.8
ENI operating expense	$47.8	$57.6	$96.6	$120.7

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2021 and 2020 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Total U.S. GAAP compensation and benefits expense	$73.4	$67.2	$126.0	$111.2
Non-cash key employee equity and profit interest revaluations excluded from ENI	(10.3)	(0.7)	(10.7)	22.1
Sales-based compensation reclassified to ENI general & administrative expenses	(1.9)	(1.9)	(3.5)	(3.8)
Affiliate key employee distributions	(3.2)	(2.6)	(4.5)	(4.7)
Restructuring expenses	(0.2)	(3.0)	(0.7)	(3.3)
Variable compensation	(32.4)	(26.8)	(55.9)	(54.0)
Fund expenses reimbursed by customers	(1.2)	(1.1)	(2.2)	(2.2)
ENI fixed compensation and benefits	$24.2	$31.1	$48.5	$65.3

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP general and administrative expense	$18.0	$20.4	$37.1	$42.8
Sales-based compensation	1.9	1.9	3.5	3.8
Capital transaction costs	—	(0.2)	(0.4)	(0.2)
Restructuring costs	(2.1)	(0.3)	(3.4)	(0.8)
ENI general and administrative expense	$17.8	$21.8	$36.8	$45.6
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2021 and 2020. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Numerator: ENI operating earnings(1)	$53.2	$36.0	$90.7	$72.3
Denominator: ENI revenue	$133.4	$120.4	$243.2	$247.0
ENI operating margin(2)	39.9%	29.9%	37.3%	29.3%

Numerator: ENI operating expense	$47.8	$57.6	$96.6	$120.7
Denominator: ENI management fee revenue(3)	$111.6	$118.6	$215.4	$243.1
ENI operating expense ratio(4)	42.8%	48.6%	44.8%	49.7%

Numerator: ENI variable compensation	$32.4	$26.8	$55.9	$54.0
Denominator: ENI earnings before variable compensation(1)(5)	$85.6	$62.8	$146.6	$126.3
ENI variable compensation ratio(6)	37.9%	42.7%	38.1%	42.8%

Numerator: Affiliate key employee distributions	$3.2	$2.6	$4.5	$4.7
Denominator: ENI operating earnings(1)	$53.2	$36.0	$90.7	$72.3
ENI Affiliate key employee distributions ratio(7)	6.0%	7.2%	5.0%	6.5%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP operating income	$36.1	$29.9	$68.6	$70.6
Include earnings from equity-accounted Affiliate	1.3	0.6	2.4	1.2
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	10.3	0.7	10.7	(22.1)
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	—	0.2	—	16.7
Capital transaction costs	—	0.2	0.4	0.2
Restructuring costs(a)	2.3	3.4	4.1	4.1
Affiliate key employee distributions	3.2	2.6	4.5	4.7
Variable compensation	32.4	26.8	55.9	54.0
Funds’ operating (income) loss	—	(1.6)	—	(3.1)
ENI earnings before variable compensation	85.6	62.8	146.6	126.3
Less: ENI variable compensation	(32.4)	(26.8)	(55.9)	(54.0)
ENI operating earnings	53.2	36.0	90.7	72.3
Less: ENI Affiliate key employee distributions	(3.2)	(2.6)	(4.5)	(4.7)
ENI earnings after Affiliate key employee distributions	$50.0	$33.4	$86.2	$67.6

(a)The three months ended June 30, 2021 includes $2.0 million of restructuring costs at the Center and Affiliates and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended June 30, 2020 includes $3.0 million of restructuring costs at the Center and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2021 includes $3.5 million of restructuring costs at the Center and Affiliates and $0.6 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2020 includes $3.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.6 million.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 27.1% for the three months ended June 30, 2021, 23.4% for the three months ended June 30, 2020, 28.2% for the six months ended June 30, 2021, and 27.2% for the six months ended June 30, 2020.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Pre-tax economic net income(1)	$44.6	$27.8	$75.4	$56.4
Taxes at the U.S. federal and state statutory rates(2)	(12.2)	(10.2)	(20.6)	(19.2)
Other reconciling tax adjustments	0.5	2.0	0.6	4.1
Tax on economic net income	(11.7)	(8.2)	(20.0)	(15.1)
Economic net income	$32.9	$19.6	$55.4	$41.3
Economic net income effective tax rate(3)	26.2%	29.5%	26.5%	26.8%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
U.S. GAAP interest income	$0.1	$0.2	$0.1	$0.5
U.S. GAAP interest expense	(6.3)	(7.4)	(12.5)	(15.2)
U.S. GAAP net interest expense	(6.2)	(7.2)	(12.4)	(14.7)
Other ENI interest expense exclusions(a)	0.8	1.6	1.6	3.5
ENI net interest expense	(5.4)	(5.6)	(10.8)	(11.2)
ENI earnings after Affiliate key employee distributions(b)	50.0	33.4	86.2	67.6
Pre-tax economic net income	$44.6	$27.8	$75.4	$56.4

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

    Segment Analysis
We operate our business through the following reportable segment(1)(2):
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of our interest in Acadian.

Campbell Global, ICM and the corporate head office are included within Other(1)(2) category. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.

(1)Prior to March 31, 2021, we had an Alternatives reportable segment which was comprised of Landmark and Campbell Global operating segments. On March 30, 2021, we entered into an agreement to sell all of our interests in Landmark. As a result of this transaction, Landmark has been reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the reclassification of Campbell Global to “Other”.
(2)Prior to June 30, 2021, we had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On February 6, 2021, we entered into an agreement to sell all of the our interests in ICM, an equity-accounted Affiliate. On May 9, 2021, we entered into an agreement to sell all of the our interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and Liquid Alpha no longer constitutes a reportable segment. The ICM operating segment was reclassified to “Other” within our segment reporting for the three and six months ended June 30, 2021.
The primary measure used by the CODM in measuring performance and allocating resources to the segments is ENI. We define economic net income for the segments as ENI revenue less (i) ENI operating expenses, (ii) variable compensation and (iii) key employee distributions. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
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

    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$106.0	$5.6	$111.6	$82.2	$30.4	$6.0	$118.6
Performance fees	5.1	15.3	20.4	0.5	(0.2)	—	0.3
Other income, including equity-accounted affiliate	—	1.4	1.4	0.1	0.6	0.8	1.5
ENI revenue	$111.1	$22.3	$133.4	$82.8	$30.8	$6.8	$120.4
The following table identifies the components of segment ENI revenue for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$204.9	$10.5	$215.4	$167.4	$64.2	$11.5	$243.1
Performance fees	9.7	15.3	25.0	1.5	(0.2)	—	1.3
Other income, including equity-accounted affiliate	—	2.8	2.8	—	1.2	1.4	2.6
ENI revenue	$214.6	$28.6	$243.2	$168.9	$65.2	$12.9	$247.0
Quant & Solutions Segment ENI Revenue
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Quant & Solutions ENI revenue increased $28.3 million, or 34.2%, from $82.8 million for three months ended June 30, 2020 to $111.1 million for the three months ended June 30, 2021. The increase was attributable to 29.0% higher management fees driven by higher average AUM primarily resulting from the equity market increase in the last twelve months, as well as an increase in performance fees.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Quant & Solutions ENI revenue increased $45.7 million, or 27.1%, from $168.9 million for the six months ended June 30, 2020 to $214.6 million for the six months ended June 30, 2021. The increase was attributable to 22.4% higher management fees, driven by higher average AUM primarily resulting from the equity market increase over the last twelve months, as well as increase in performance fees.
Liquid Alpha Segment ENI Revenue
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Liquid Alpha ENI revenue was $30.8 million for three months ended June 30, 2020 and was comprised of the ENI revenue from Barrow Hanley, Copper Rock and ICM. There was no Liquid Alpha ENI revenue for the three months ended June 30, 2021 as the Liquid Alpha segment no longer constitutes a reportable segment of the Company in the current period.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Liquid Alpha ENI revenue was $65.2 million for the six months ended June 30, 2020 and was comprised of the ENI revenue from Barrow Hanley, Copper Rock and ICM. There was no Liquid Alpha ENI revenue six months ended June 30, 2021 as the Liquid Alpha segment no longer constitutes a reportable segment of the Company in the current period.

Other ENI Revenue
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Other ENI revenue increased $15.5 million, or 227.9%, from $6.8 million for the three months ended June 30, 2020 to $22.3 million for the for the three months ended June 30, 2021. The increase was primarily driven by a large incentive fee reported in the second quarter of 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Other ENI revenue increased $15.7 million, or 121.7%, from $12.9 million for the six months ended June 30, 2020 to $28.6 million for the six months ended June 30, 2021. The increase was primarily driven by a large incentive fee reported in the second quarter of 2021.
    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$19.1	$5.1	$24.2	$17.3	$7.9	$5.9	$31.1
General and administrative expense	13.8	4.0	17.8	13.1	3.8	4.9	21.8
Depreciation and amortization	5.4	0.4	5.8	4.6	—	0.1	4.7
Total ENI Operating Expenses	$38.3	$9.5	$47.8	$35.0	$11.7	$10.9	$57.6
Variable compensation	22.0	10.4	32.4	17.7	7.6	1.5	26.8
Affiliate key employee distributions	3.1	0.1	3.2	1.3	1.1	0.2	2.6
Total Expenses	$63.4	$20.0	$83.4	$54.0	$20.4	$12.6	$87.0

The following table identifies the components of segment ENI expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$37.7	$10.8	$48.5	$35.6	$16.4	$13.3	$65.3
General and administrative expense	29.1	7.7	36.8	27.2	8.3	10.1	45.6
Depreciation and amortization	10.6	0.7	11.3	9.3	—	0.5	9.8
Total ENI Operating Expenses	$77.4	$19.2	$96.6	$72.1	$24.7	$23.9	$120.7
Variable compensation	44.6	11.3	55.9	34.7	16.4	2.9	54.0
Affiliate key employee distributions	4.6	(0.1)	4.5	2.1	2.4	0.2	4.7
Total Expenses	$126.6	$30.4	$157.0	$108.9	$43.5	$27.0	$179.4

Quant & Solutions Segment ENI Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Quant & Solutions ENI operating expense increased $3.3 million, or 9.4%, from $35.0 million for the three months ended June 30, 2020 to $38.3 million for the three months ended June 30, 2021. The increase was driven by 10.4% higher ENI fixed compensation and benefits expense resulting from higher headcount and payroll taxes and 5.3% higher ENI general and administrative expense resulting from higher portfolio administrative and systems costs. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, increased 24.3%, as a result of higher profit before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions increased 138.5%, primarily due to higher ENI earnings after variable compensation and the leveraged nature of the profit-sharing agreement.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Quant & Solutions ENI operating expense increased $5.3 million, or 7.4%, from $72.1 million for the six months ended June 30, 2020 to $77.4 million for the six months ended June 30, 2021. The increase was driven by 5.9% higher ENI fixed compensation and benefits expense resulting from higher headcount and 7.0% higher ENI general and administrative expense primarily due to increased portfolio administrative and systems costs. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, increased 28.5%, as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions increased 119.0%, primarily due to higher ENI earnings after variable compensation.
Liquid Alpha Segment ENI Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Liquid Alpha ENI expense was $20.4 million for the three months ended June 30, 2020 and was comprised of the ENI expense from Barrow Hanley and Copper Rock. There was no Liquid Alpha ENI expense for the three months ended June 30, 2021 as the Liquid Alpha no longer constitutes a reportable segment of the Company in the current period.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Liquid Alpha ENI expense was $43.5 million for the six months ended June 30, 2020, and was comprised of the ENI expense from Barrow Hanley and Copper Rock. There was no Liquid Alpha ENI expense for the six months ended June 30, 2021 as the Liquid Alpha no longer constitutes a reportable segment of the Company in the current period.
Other ENI Expense
Three months ended June 30, 2021 compared to three months ended June 30, 2020: Other ENI operating expense decreased $(1.4) million, or (12.8)%, from $10.9 million for the three months ended June 30, 2020 to $9.5 million for the three months ended June 30, 2021. The decrease was driven by (13.6)% lower fixed compensation and benefit expense resulting from a reduction in headcount and (18.4)% lower general and administrative expense resulting from cost-saving initiatives at the Center. Other ENI variable compensation expense increased 593.3% which was driven by the variable compensation earned on the Campbell Global performance fee in the second quarter of 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020: Other ENI operating expense decreased $(4.7) million, or (19.7)%, from $23.9 million for the six months ended June 30, 2020 to $19.2 million for the six months ended June 30, 2021. The decrease was driven by (18.8)% lower fixed compensation and benefit expense and (23.8)% lower general and administrative expense resulting from restructuring at the Center in the first half of 2020. Other ENI variable compensation expense increased 289.7% due to the variable compensation earned on the Campbell Global performance fee in the second quarter of 2021.

Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2021	2020
Cash provided by (used in)(1)(2)
Operating activities	$47.0	$71.9
Investing activities	712.2	12.3
Financing activities	50.5	(68.2)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Comparison for the six months ended June 30, 2021 and 2020
Net cash from operating activities from continuing operations decreased $(24.9) million, from net cash provided of $71.9 million for the six months ended June 30, 2020 to net cash provided of $47.0 million for the six months ended June 30, 2021, driven by changes in net income offset by changes in operating assets and liabilities period over period. In the six months ended June 30, 2021, net cash provided by investing activities of continuing operations increased $699.9 million, from $12.3 million provided in the six months ended June 30, 2020 to $712.2 million provided in the six months ended June 30, 2021, driven by proceeds from the sale of Landmark in the six months ended June 30, 2021. Net cash provided by financing activities from continuing operations increased $118.7 million, from $68.2 million used in the six months ended June 30, 2020 to $50.5 million provided in the six months ended June 30, 2021, primarily due to higher drawdowns on the revolving credit facility in the six months ended June 30, 2021 compared to a net repayment on the revolving credit facility and share repurchases in the six months ended June 30, 2020.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net income attributable to controlling interests	$532.7	$18.9	$559.7	$51.5
Net interest expense to third parties	6.2	7.2	12.4	14.7
Income tax expense (including tax expenses related to discontinued operations)	187.7	7.3	199.4	20.9
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	7.0	7.0	14.5	30.3
EBITDA	$733.6	$40.4	$786.0	$117.4
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	10.8	1.4	11.6	(20.4)
EBITDA of discontinued operations attributable to controlling interests	(690.0)	1.6	(700.0)	(33.6)
(Gain) loss on seed and co-investments	(0.3)	(8.2)	(4.9)	11.4
Restructuring expenses(1)	2.2	3.4	5.3	4.1
Capital transaction costs	—	0.2	0.4	0.2
Adjusted EBITDA	$56.3	$38.8	$98.4	$79.1
ENI net interest expense to third parties	(5.4)	(5.6)	(10.8)	(11.2)
Depreciation and amortization(2)	(6.3)	(5.4)	(12.2)	(11.5)
Tax on economic net income	(11.7)	(8.2)	(20.0)	(15.1)
Economic net income	$32.9	$19.6	$55.4	$41.3

(1)The three months ended June 30, 2021 includes $2.0 million of restructuring costs at the Center and Affiliates and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2021 includes $3.5 million of restructuring costs at the Center and Affiliates, $0.6 million costs associated with the transfer of an insurance policy from our former parent, and the loss on sale of subsidiary of $1.3 million. The three months ended June 30, 2020 includes $3.0 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The six months ended June 30, 2020 includes $3.4 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.6 million.
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

    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Following the end of the second quarter of 2021, we received proceeds from the sales of our equity interest in TSW and ICM and we also expect to realize future proceeds from the sale of our equity interests in Campbell Global during the third quarter of 2021, as well as make tax payments on the associated gains in the second half of the year. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	June 30, 2021	December 31, 2020	Interest rate	Maturity
Revolving credit facility:
Revolving credit facility(1)	$53.9	$—	LIBOR + 1.0% plus 0.25% commitment fee	August 22, 2022
Total revolving credit facility	$53.9	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$272.9	$272.8	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.7	121.5	5.125%	August 1, 2031
Total third party borrowings	$394.6	$394.3

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

Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At June 30, 2021, Acadian’s Leverage Ratio was 0.4x and Acadian’s Interest Coverage Ratio was 235.6x.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	June 30, 2021	December 31, 2020
($ in millions)
Share-based payments liability	$24.3	$25.0
Affiliate profit interests liability	12.1	0.8
Employee equity	36.4	25.8
Voluntary deferral plan liability	45.5	48.0
Total(1)	$81.9	$73.8

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

    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our pending divestiture of Campbell Global, including the expected timing for the closing of the divestiture, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliate, our expected future net cash flows, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows,and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our model for assessing the impact of market risk on our results uses June 30, 2021 ending AUM and management fee rates as the basis for management fee revenue calculations. In February 2021 we announced the divestiture of ICM, which we completed in July 2021. ICM was included in our AUM until the date the transaction closed. In June 2021 we announced the divestiture of Campbell, expected to close during third quarter of 2021. Campbell will be included in our AUM until the transaction closes. In June 2021, we completed the sale of Landmark. In May 2021 we entered into a definitive agreement to sell our equity interests in TSW. We completed the sale in July 2021. TSW was included in our AUM until the date the transaction closed. As a result, Landmark and TSW are reported within discontinued operations and excluded from AUM. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2021. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2021.
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
The value of our assets under management was $126.9 billion as of June 30, 2021. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $48.1 million based on our current weighted average fee rate of approximately 38 basis points, including our equity-accounted Affiliate. Approximately $20.0 billion, or 15%, of our AUM, including our equity-accounted Affiliate, are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $3.2 million impact to our gross performance fees based on our trailing twelve month performance fees of $31.5 million as of June 30, 2021. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $18.9 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $120.3 billion of equity assets under management to increase or decrease by $12.0 billion, resulting in a change in annualized management fee revenue of $45.3 million and an annual change in post-tax economic net income of approximately $17.0 million, given our current cost structure, operating model, and weighted average fee rate of 38 basis points at the mix of strategies as of June 30, 2021. Approximately $15.0 billion, or 12%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $93.6 billion of foreign currency denominated AUM to increase or decrease by $9.4 billion, resulting in a change in annualized management fee revenue of $37.3 million and an annual change in post-tax economic net income of $14.5 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of June 30, 2021. Approximately $14.0 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under the Acadian Credit Facility. Interest on borrowings under the Acadian Credit Facility is based upon variable interest rates. Borrowings under the Credit Facility were $53.9 million as of June 30, 2021. We currently do not hedge against interest rate risk. As of June 30, 2021, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the six months ended June 30, 2021.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 5.         Other Events.
At the Annual Meeting of Stockholder held on June 23, 2021, the Company's stockholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executives officers, or Say-on-Pay Vote, as previously reported in the Form 8-K filed by the Company on June 25, 2021. Based on these results, and consistent with its recommendation, the Board has determined that the Company will hold an annual Say-on-Pay Vote unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes.

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

10.1*
Equity Purchase Agreement, dated as of May 9, 2021, by and among BrightSphere Inc., TS&W Investment Holdings LP, Thompson, Siegel & Walmsley LLC, WS&T Investment Holdings GP LLC, Pendal USA Inc. and (solely for purposes of Sections 2.3.2(c), Article 7 and Section 11.17 thereof) Pendal Group Limited.

10.2*	Amendment to Equity Purchase Agreement, dated as of July 22, 2021, by and among Pendal USA Inc., BrightSphere Inc. and TS&W Investment Holdings LP.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2021 and 2020, (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vii) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	August 9, 2021

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)