Form 10-K
period 2021-12-31
BrightSphere Investment Group Inc.
filed 2022-02-28
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $23.43 on that date on the New York Stock Exchange, was 1,168,112,678. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 43,934,421 shares of the registrant’s shares of common stock outstanding on February 23, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 22, 2022 are incorporated by reference into Part III.

EXPLANATORY NOTE
On July 12, 2019, the BrightSphere corporate group, which consisted of BrightSphere Investment Group plc, a public company limited by shares incorporated under the laws of England and Wales and its operating subsidiaries (such operating subsidiaries and the holding company collectively, the “BrightSphere Group”), completed a redomestication, resulting in BrightSphere Investment Group Inc., a Delaware corporation, becoming the publicly traded parent company of the BrightSphere Group (the “Redomestication”). As part of the Redomestication, which was approved by the shareholders of BrightSphere Investment Group plc, existing shares of BrightSphere Investment Group plc were exchanged on a one-for-one basis for newly issued shares of common stock of BrightSphere Investment Group Inc. immediately prior to the effective time of the Redomestication. As a result, all outstanding shareholders of BrightSphere Investment Group plc became common stockholders of BrightSphere Investment Group Inc. Throughout this Annual Report on Form 10-K, references to “BrightSphere,” “the Company,” “we” and “us” (i) for periods until the completion of the Redomestication, refer to BrightSphere Investment Group plc and its consolidated subsidiaries and (ii) for periods after the completion of the Redomestication, refer to BrightSphere Investment Group Inc. and its consolidated subsidiaries. Also throughout this Annual Report on Form 10-K, we refer to our equity securities (i) for periods until the completion of the Redomestication, as ordinary shares and (ii) for periods after the completion of the Redomestication, as shares of common stock.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated revenues, margins or earnings, anticipated performance of our business, expected future net cash flows and the sufficiency of capital resources, our anticipated expense levels, and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors including but not limited to our dependence on Acadian Asset Management LLC, reliance on key personnel, the potential for reputational harm, actual or potential conflicts of interest, potential losses on seed and co-investment capital, foreign currency exchange risk, litigation risk, competition, risks associated with governmental regulation, and other risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and, prior to their disposition, previously disposed equity-accounted Affiliate, excluding discontinued operations. References to the “Center” refer to the holding company excluding the Affiliates and/or BrightSphere Inc., or BSUS, a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or previously had an ownership interest, and references to our Affiliates’ sponsored investment entities are “Funds.” References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. References to the “Offering” refer to our initial public offering which occurred on October 8, 2014. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian’s products or services, nor is any such information a recommendation for Acadian’s products or services.
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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” These risks include, among others, the following key risks:
•Our overall financial results are dependent on the ability of Acadian to generate earnings
•Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market and other factors;
•We derive a substantial portion of our revenue from a limited number of investment strategies;
•We rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel;
•Reputational harm could result in a loss of assets under management and revenues;
•Impairment of our relationships with clients and/or consultants may negatively impact our business and our results of operations;
•Pressure on fee levels and changes to our mix of assets could impact our results of operations;
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
•Any significant limitation on the use of our facilities or the failure or security breach of our software applications or operating systems and networks, including the potential risk of cyber-attacks, could result in the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, confidential client information or personal data, damage to our reputation, additional costs, regulatory penalties and financial losses; and
•We operate in a highly regulated industry, and continually changing federal, state, local and foreign laws and regulations could materially adversely affect our business, financial condition and results of operations.

PART I
Item 1.    Business.
Overview
We are a global, diversified asset management company with approximately $117 billion of assets under management as of December 31, 2021. We provide investment management services globally, predominantly to institutional investors. We historically held ownership interests in a group of investment management firms (the “Affiliates”). We have completed the disposition of certain Affiliates which resulted in a differentiated investment management business operating through our majority owned subsidiary, Acadian Asset Management LLC (“Acadian”), a leading systematic manager of active global and international equity, multi-asset and alternative strategies. The ownership structure of Acadian provides incentives for growth and prudent business management across multiple generations of Acadian partners, who retain meaningful levels of equity in their own business to preserve strong alignment of interests between us, Acadian, their clients and our shareholders. Acadian comprises our Quant & Solutions reportable segment.
We have generated strong, recurring free cash flow to our business that we can use for growth initiatives, return to shareholders through dividends and stock repurchases and to repay outstanding debt obligations. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. Our profit-sharing model enables us to participate directly in margin expansion as Acadian grows.
Acadian
Acadian, founded in 1986, is a leading systematic investment manager of active global, international equity, and alternative strategies with approximately $117 billion in AUM as of December 31, 2021. Acadian pursues a fundamentally grounded, data-rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of over 43,000 securities taken from over 150 global markets. Acadian manages strategies in developed and emerging markets, including global, international and small-cap equities, as well as managed volatility, ESG, multi-asset and other equity alternative strategies.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm’s clients were domiciled in 20 countries across Asia, Australia, Europe and North America as of December 31, 2021. Acadian’s management team is led by Co-Chief Executive Officers Ross Dowd and John Chisholm and Acadian’s Chief Investment Officer, Brendan Bradley. The firm has over 100 investment and research professionals and manages over 70 distinct investment products and strategies.
Competitive Strengths
Experience.    As a pioneer in systematic investing, Acadian has been managing systematic equity portfolios since the 1980s. This experience affords us a broad perspective and data history. Guided by the economic intuition and insights of a talented, experienced, and diverse investment team, Acadian has been at the forefront of systematic research, signal development, and portfolio construction for 35 years.
Objectivity.    Acadian uses a disciplined and objective process, underpinned by rich data and powerful technological tools. An extensive data repository, continually supplemented by an active alternative scouting effort, provides an extensive source for exploring new investment ideas. Given the size, breadth, and complexity of global equity markets, we believe that such an empirical approach is essential to exploiting behaviorally based mispricings and deliver superior risk-adjusted returns for our clients.

Research.    Acadian is a research-focused firm. Its scientific approach to innovation is driven by research across signal generation, portfolio construction, implementation, and risk management. Research is data-dependent, and Acadian’s process benefits from its objectivity, breadth, and computational power. We recognize that markets are dynamic and that a robust culture of investment research is essential to maintaining a competitive edge.

Capital Management
Our asset management business generates significant, recurring free cash flow that can be accessed to create value for our shareholders. In particular, we believe we can generate strong returns on allocated capital by, among other things, (i) providing seed capital to fund new products and strategies; (ii) providing investment capital to support strategic growth; and (iii) implementing opportunistic share repurchases. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2016 to December 31, 2021, we repurchased approximately 66% of our shares.

Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels. The institutional channel accounts for approximately 80% of our AUM. Within this channel, we have strong relationships in the public/government pension market (45% of our AUM as of December 31, 2021) and the corporate plan market (14% of our AUM as of December 31, 2021), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across industry segments and geographies and have various growth characteristics. Our institutional distribution channel includes institutional clients from across the globe, including, but not limited to, pension funds, state and local governments; employee benefit plans and foundations and endowments. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. We maintain relationships with a number of insurance companies, private banks, Outsourced Chief Investment Officers (“OCIOs”) and Fund of Funds (“FoFs”). While we market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represented 12% of our AUM as of December 31, 2021. We manage assets for mutual funds, and other commingled products including UCITs and Collective Investment Trusts, which gives us exposure to a retail investor base and the defined contribution market.
Our clients can access our investment strategies through a range of investment vehicles:
•Separate Account: We manage separate account assets within most of our investment strategies. Our separate account clients span the broad spectrum of institutional investors. The fees we charge on separate accounts vary by client, investment strategy and the size of the account.
•Commingled Vehicle: We also offer access to a number of our strategies through Acadian-branded commingled vehicles both within and outside the U.S. Investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a fund, can invest in our pooled funds.
The goal of our marketing, distribution and client service efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle, distribution channel, and geographic region. We focus our distribution and marketing efforts on sophisticated investors and asset allocators. Our client service and distribution teams comprise knowledgeable, seasoned professionals, experienced in working across the investment spectrum of investors.

Our client base is highly diverse without significant concentration. As of December 31, 2021, our top five client relationships represented approximately 13% of total run rate gross management fee revenue, and our top 25 clients represented approximately 34% of run rate gross management fee revenue. The below graphic shows the breakdown of our assets under management as of December 31, 2021 by client type and location.

Total AUM:	$117.2 bn
Data as of December 31, 2021
Products and Investment Performance
    Product Mix
We offer leading products in global, international, U.S. and emerging markets equities, in addition to alternative investments and responsible investing.
The chart below presents our wide range of product offerings. Each of these areas provides a balanced earnings stream to our business. We believe our product offerings are well-positioned in areas of investor demand, and the diversity of investment style and asset class enables us to participate in growing segments of the industry, through a range of investing environments.

Equities
Equity strategies apply insights from over 35 years of systematic investing experience combined with the power of data to deliver results for our clients.

Global, Emerging Markets, Non-U.S., Regional, Managed Volatility

Equity Alternatives
Systematic macro capabilities designed to generate absolute returns uncorrelated with major asset classes and regardless of market conditions; equity alternatives capabilities systematically apply new signals, alternative data, and portfolio construction techniques.

Multi-Asset Absolute Return, Commodities Absolute Return Multi-strategy, Equity Long/Short, Market Neutral

Responsible Investing
Responsible investing capabilities integrate throughout all strategies and provide a platform for client-specific solutions and innovative engagement.

Alpha Signals, Portfolio Customization, Net Zero Glidepaths

Investment Performance
Our mission is to produce risk-adjusted performance, or alpha, for our clients. Acadian has competitive near- and long-term alpha performance records and is well-positioned for continued growth.
In addition to analyzing our performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our existing client base, we also consider the number of our at-scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as “equal-weighted,” indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The charts below indicate that performance on a revenue-weighted basis relative to benchmark over the last five years have performed ahead of their respective benchmarks on a three-, five- and ten-year basis.

Data as of December 31 for the years 2017 to 2021
*Acadian assets representing 82%, 32%, 11%, 47% and 89% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2021. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.
Quant & Solutions Investment Performance*

Data as of December 31, 2021*
*    As of December 31, 2021, Acadian assets representing 89% of revenue were outperforming benchmarks on a 1- year basis.

Competition
We face competition from many segments in the asset management industry. We compete with other investment management firms, including investment management holding companies, insurance companies, and banks. We compete globally with international and domestic investment management firms, hedge funds, and other subsidiaries of financial institutions for institutional assets.
Many of the organizations we compete with offer investment strategies similar to those offered by Acadian, and these organizations may have greater financial resources and distribution capabilities than we offer. Some of these firms offer other products and services—in particular investment strategies such as passively managed products, including exchange traded funds, that typically carry lower fee rates. Additionally, there are limited barriers to entry for new investment managers. We compete with these organizations to attract and retain institutional clients and their assets based on the following primary factors:
•the investment performance records of Acadian’s strategies;
•the breadth of active investment strategies and vehicle options offered by Acadian;
•the alignment of Acadian’s investment strategies to the current market conditions and investment preferences and needs of potential clients;
•the quality, depth, and reputation of the investment teams that executes Acadian’s strategies;
•the continuity of our investment and distribution teams;
•the caliber of service we provide our clients; and
•Acadian brand recognition and reputation within the investment community

Our History and Organizational Structure
The predecessor of BSIG was formed in 1980. We were incorporated on May 29, 2014 as a private limited company under the laws of England and Wales. At the time of our initial public offering of our ordinary shares in 2014, we changed our name to OM Asset Management plc. On March 2, 2018, we announced the change of our name to BrightSphere Investment Group plc and on March 26, 2018, our ticker symbol changed to “BSIG.” On July 12, 2019, we completed a redomestication process to change from a company incorporated under the laws of England and Wales to a Delaware corporation. The common stock of BrightSphere Investment Group Inc. began trading on July 15, 2019, and our trading symbol on the NYSE remained unchanged as “BSIG.”
Regulation
We are subject to U.S. federal securities laws, state securities and corporate laws, and the rules and regulations of U.S. regulatory and self-regulatory organizations.
Acadian is also subject to regulation in the U.S. through its primary regulator, the SEC, under the Investment Advisers Act of 1940, as amended. To the extent Acadian acts as investment adviser or sub-adviser to registered investment companies, it must also comply with the terms of the Investment Company Act of 1940, as amended and the rules thereunder. The Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act of 1940 regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Acadian is also subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; and may also be subject to the rules and regulations adopted by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc., or FINRA; and state regulators. Acadian may also be registered from time to time in jurisdictions outside of the U.S. and will be subject to applicable regulation in those jurisdictions. Acadian is also subject to regulation relating to the offer and sale of financial products in each of the European Union countries in which Acadian operates. As Acadian expands distribution efforts into non-U.S. jurisdictions, including other member countries of the European Union, Latin America, the Middle East and Asian countries, Acadian may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our business.
Through wholly owned affiliates, Acadian is also subject to the regulatory environments of the non-U.S. jurisdictions in which Acadian operates. Acadian’s U.K. affiliate is subject to regulation by the Financial Conduct Authority, or FCA., Acadian’s Singapore affiliate is subject to regulation by the Monetary Authority of Singapore, or MAS. Acadian Australia is subject to regulation by the Australian Securities and Investment Commission, or ASIC. Each regulatory body imposes a comprehensive system of regulation on investment advisers and the manner in which we conduct our business in that country.

Employees and Human Capital
We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive compensation and employee benefits and monitor compensation and benefits to the competitive market. Our total rewards philosophy includes competitive compensation, talent development and a comprehensive benefits package that includes extensive health and welfare benefits. In addition, we provide a Profit Sharing and 401(k) Plan for all employees and contribute a percentage of compensation to this plan on a discretionary basis, subject to regulatory limits.
We recognize the value of a diverse and skilled workforce and are committed to creating and maintaining an inclusive and collaborative workplace culture that leverages the unique contributions of people with diverse backgrounds, experiences, and perspectives. We are committed to pay equity for employees doing similar work, regardless of gender, race or ethnicity and comply with applicable local regulations.
As of December 31, 2021, we had 350 full-time equivalent employees, of which 24 were employees of BrightSphere Investment Group Inc. and 326 were employees of Acadian. None of these employees are represented by any collective bargaining agreements.
Operations, Systems and Technology
Our advanced technological capabilities are one of our core strengths. Our investment process is systematically driven and is supported by a sophisticated systems environment. A key tenet of our investment philosophy is that it is crucial to examine as much relevant information about as many companies as possible. Our systems allow us to evaluate a broad array of investment opportunities on a daily basis. Important aspects of our systems environment include powerful servers that receive fundamental data on a continuous basis; proprietary software that transforms the data into stock-specific, macro, and peer forecasts; portfolio optimization software that assists in the creation of customized client portfolios; and a fully automated trading and compliance system. Beyond the investment process infrastructure, we use a number of sophisticated systems to help maximize back-office efficiencies across functions such as operations, accounting, and client reporting.
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

Risks Related to Operations

Our overall financial results are dependent on the ability of Acadian to generate earnings.

Substantially all of our revenue generation is dependent on Acadian, who receives the majority of their fees based on the values of assets under management. Substantially all of our cash flows consist of distributions received from Acadian. As a result, our cash flows and ability to fund operations are largely dependent upon the profitability of Acadian.

Acadian is required to make certain cash distributions to us under its operating agreement. Distributions to us from Acadian may be subject to Acadian maintaining sufficient working capital, regulatory requirements, claims of creditors of Acadian and applicable bankruptcy and insolvency laws. Any material decrease in profits at, or material reduction in distributions from, Acadian could negatively impact our business and results of operations.

Acadian operates under ownership, governance and economic arrangements that we and Acadian negotiated either at inception or during the course of our relationship. Periodically, this arrangement is reviewed and, in some instances, may be renegotiated and revised. Any renegotiation that results in a reduction in our ownership interest in Acadian and/or a revision to the economic arrangements could reduce the economic benefits derived by us from Acadian.

Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market and other factors.

Our financial performance is dependent upon our ability to minimize outflows and increase inflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our investment strategies, which can be impacted by factors within and/or outside our control, including general market and economic conditions, is critical to retaining existing client assets and investors, including in mutual funds and private funds we advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which we invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of investments in those companies.

Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies may be rated, ranked or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients and investors in mutual funds and private funds we advise or sub-advise. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could, among other things, result in an increase in the withdrawal of assets by existing clients and investors in mutual funds and private funds we advise or sub-advise, the termination of us as a sub-adviser to a mutual fund and the inability to attract additional investments from existing and new clients or investors. If a significant portion of clients or investors decides to withdraw their investments or terminate their investment management agreements or sub-advisory agreements, our ability to generate earnings would decline and our results of operations and financial condition would be affected.

In addition, assets could be withdrawn for any number of reasons other than poor absolute or relative investment performance, including macro-economic factors unrelated to investment performance, a reduction in market demand for the asset classes, products or strategies we offer, the loss of key personnel, price declines in the securities markets generally, price declines in those assets in which client assets are concentrated or changes in investment patterns of clients, or a failure by us to comply with applicable client and regulatory investment guidelines. Any of these factors could have a negative impact on our results of operations and financial condition.

We derive a substantial portion of our revenue from a limited number of investment strategies.

In 2020 and 2021, we divested all of our affiliates with the exception of Acadian. Accordingly, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2021, $46.2 billion, or 39%, of our assets under management were concentrated across three investment strategies: Acadian’s Emerging Markets Equity ($21.1 billion, or 18%), Acadian’s Global Equity ($12.8 billion, or 11%) and Acadian’s Global Managed Volatility Equity ($12.3 billion, or 10%). Consequently, our results of operations are dependent upon our ability to minimize the risk of outflows from these strategies through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian’s Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us. Additionally, if investment strategies we do not offer gain favor with investors we may lose existing clients or potential clients to others who offer such strategies.

We rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel.

We depend on the skills and expertise of our key investment and management personnel, and our success and growth depends on our ability to attract and retain key personnel. We rely heavily upon the services of certain key investment and management personnel,. The loss of key investment and management personnel for any reason could have an adverse impact upon our business, results of operations and financial condition. Any of our key investment or management personnel could resign at any time, join a competitor or form a competing company. We have entered into non-competition agreements with some, but not all, of our investment and management personnel, but these agreements may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive a non-competition agreement applicable to investment or management personnel in light of the circumstances of our relationship with that person. Additionally, key employees have the opportunity to participate in the appreciation in the value of our business. Award documents typically limit a recipient’s right to provide competitive services to our clients or solicit our employees for prescribed periods.

We rely upon the contributions of our senior management team to establish and implement our strategy and to manage the future growth of our business. The amount and structure of compensation and opportunities for equity ownership we offer are key components of our ability to attract and retain qualified management personnel. There is no assurance that we will be successful in designing and implementing an attractive compensation model to attract and retain qualified personnel.

Our business operations are complex, and a failure to properly perform operational tasks or maintain infrastructure could have an adverse effect on our revenues and income.

In addition to providing investment management services, we must have the necessary operational capabilities to manage our business effectively in accordance with client expectations and applicable law. The required non-investment management functions include sales, marketing, portfolio recordkeeping and accounting, security pricing, trading activity, investor reporting, corporate governance, compliance, net asset value computations, account reconciliations and calculations of required distributions to accounts. Some of these functions are performed either independently or with the support of or in conjunction with us or third-party service providers that we oversee. Also, we may be highly dependent on specially developed proprietary systems, including proprietary computer code. Any material failure to properly develop, update, review, test or maintain sufficient technological infrastructure, including applicable controls, or perform and monitor non-investment management functions and operations, or adequately oversee the entities that provide the services, could result in potential liability to clients, regulatory sanctions, investment losses, loss of clients and damage to our reputation.

Reputational harm could result in a loss of assets under management and revenues.

The integrity of our brand and reputation is critical to our ability to attract and retain clients, business partners and employees and maintain relationships with consultants. We operate within the highly regulated financial services industry and various potential scenarios could result in harm to our reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, instances of financial criminal activity by our employees, intentional or unintentional misrepresentation of our products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct or investments in businesses or industries that are controversial to certain special interest groups. Such factors could potentially result in regulatory actions and litigation. The negative publicity associated with any of these factors could harm our reputation and adversely impact relationships with existing and potential clients, third-party distributors, consultants and other business partners and subject us to regulatory sanctions. Damage to our brand or reputation would negatively impact our standing in the industry and result in loss of business in both the short term and the long term.

We may not always successfully manage actual or potential conflicts of interests that may arise in our business.

As we continue to expand the scope of our business, we continue to confront actual, potential and perceived conflicts of interest relating to our activities. Conflicts may arise with respect to decisions regarding, among other things, the allocation of specific investment opportunities among accounts in which we may receive an allocation of profits and accounts in which they do not receive such an allocation or among client accounts that have overlapping investment objectives yet different fee structures, including certain accounts which may pay performance-based fees.

Certain client accounts have similar investment objectives and may engage in transactions in the same types of securities and instruments. These transactions could impact the prices and availability of the securities and instruments in which a client account invests and could have an adverse impact on an account’s performance.

The SEC and other regulators have increased their scrutiny of conflicts of interest. We have implemented procedures and controls to identify, manage, mitigate (where possible) and disclose actual, potential or perceived conflicts of interest, but it is possible that the procedures adopted may not be effective in identifying, managing or mitigating all conflicts which could give rise to the dissatisfaction of, or litigation by, investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely impact our business in a number of ways, including by making counterparties reluctant to do business with us, impeding our ability to retain or increase our assets under management, subjecting us to potential litigation and adversely impacting our results of operations.

Equity ownership by employees of Acadian is at the level of Acadian and not at the holding company level, although employees of Acadian may acquire our common stock. There may be instances where the interests of Acadian’s key employee equity-holders may not align with ours in effecting a desired outcome.

There is no assurance that a resolution of any conflicts of interest may be possible or the interests of all parties can be taken into account.

Impairment of our relationships with clients and/or consultants may negatively impact our business and our results of operations.

We believe we have strong client and consultant relationships in our core institutional marketplaces, and we depend upon these relationships to successfully market our existing products and strategies and to introduce new products and strategies. As of December 31, 2021, Acadian’s top five client relationships represented approximately 13% of total run rate gross management fee revenue, and Acadian’s top 25 clients represented approximately 34% of run rate gross management fee revenue. Total run rate gross management fee revenue reflects the sum for each account at Acadian, of the product of (a) assets under management in each account at December 31, 2021, multiplied by (b) the relevant management fee rate on that account. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our business and negatively impact our results of operations.

Our business is dependent upon investment advisory agreements that are subject to negotiation, non-renewal, or termination, including termination upon assignment.

We derive substantially all of our revenue from the fees charged to our clients under investment advisory agreements with those clients. The agreements generally provide for fees to be paid on the basis of the value of assets under management, although a portion also provide for performance-based fees to be paid on the basis of investment performance against stated benchmarks.

Acadian is a U.S. registered investment adviser. Acadian may provide investment advisory services to investment companies registered under the Investment Company Act pursuant to the terms of an investment advisory agreement between Acadian and the applicable U.S. registered investment company. Acadian may also be retained by U.S. registered investment advisers to certain U.S. registered investment companies to provide investment sub-advisory services to U.S. registered investment companies pursuant to the terms of an investment sub-advisory agreement between Acadian and the relevant U.S. registered investment adviser. An investment advisory agreement may be terminated by a client without penalty upon relatively short notice (typically no more than 30 days). In addition, the investment advisory agreements and sub-advisory agreements with respect to registered investment companies generally may be terminated by the mutual fund or, in those instances where Acadian serves as a sub-adviser, the mutual fund’s adviser, without penalty, upon 60 days’ notice and are subject to annual approval by the mutual fund’s board of directors or trustees. Clients may decide to terminate or not renew an agreement for poor investment performance or any variety of reasons which may be beyond our control. A decrease in revenues resulting from termination of an investment advisory agreement or sub-advisory agreement for any reason could have a material adverse effect on our revenue and profits and a negative effect on our results of operations.

Pursuant to the Advisers Act, investment advisory agreements between Acadian, who is a U.S. registered investment advisers and their clients are not assignable without the consent of the client. As required by the Investment Company Act of 1940, or the Investment Company Act, investment advisory agreements and sub-advisory agreements between Acadian and investment company clients and/or the investment advisers to those investment companies terminate upon their assignment. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of the voting securities of Acadian. A transaction is not deemed an assignment under the Advisers Act or the Investment Company Act, however, if it does not result in a change of actual control or management of Acadian.

If anyone acquires, or is deemed to have acquired, a controlling block of our voting securities in the future, the contractual anti-assignment and termination provisions of the investment advisory and sub-advisory agreements between Acadian and its clients may be implicated. If an assignment of an investment advisory or sub-advisory agreement is deemed to occur, and clients do not consent to the assignment or, with respect to investment company clients, enter into a new agreement with Acadian, which may require the approval of the investment company’s stockholders in addition to its board of directors or trustees, our results of operations could be materially and adversely affected.

Pressure on fee levels and changes to mix of assets could impact our results of operations.

Our profit margins and net income are dependent on the our ability to maintain current fee levels for the products and services we offer. The competitive nature of the asset management industry has led to a trend toward lower fees in certain segments of the asset management market, and there can be no assurance that we will be able to maintain our current pricing structures. We also may be required to restructure our fees due to regulatory changes. These factors also could inhibit the ability to increase fees for certain products. A reduction in the fees, or limited opportunities to increase fees, will reduce or limit our revenues and could reduce or limit our net income.

The fees charged on our assets under management vary by asset class and produce different revenues per dollar of assets under management based on factors such as the type of assets being managed, the applicable investment strategy, the type of client and the client fee schedule. Institutional clients may have significant negotiating leverage in establishing the terms of an advisory relationship, particularly with respect to the level of fees paid, and the competitive pressure to attract and retain institutional clients may impact the level of fee income we earn . In order for us to maintain our fee structure in a competitive environment, we may elect to decline to manage additional assets from potential clients who demand lower fees even though our revenues may be adversely affected in the short term.

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

A significant amount of our assets under management is represented by strategies that invest in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively impact the account values and the investment returns of clients who are invested in these strategies, with a corresponding reduction in management fee income. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies, which in turn would result in lower revenues.

Many non-U.S. financial markets are not as developed or as efficient as the U.S. financial markets and, as a result, have limited liquidity and greater price volatility and may lack established regulations. Liquidity in such markets also may be adversely impacted by political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest. The ability to dispose of an investment and its market value may be adversely impacted by any of these factors. In addition, non-U.S. legal and regulatory financial accounting standards and practices may be different from those of the U.S., and there may be less publicly available information about non-U.S. companies and non-U.S. markets. Governments of foreign jurisdictions may assert their abilities to tax local gains and/or income of foreign investors, including our clients, which could adversely impact the economics associated with investing in foreign jurisdictions or non-U.S. based companies. These risks also could impact the performance of strategies that invest in such markets and, in particular, strategies that concentrate investments in emerging market companies and countries.

In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since over 95%% of our total assets under management as of December 31, 2021 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or results of operations. The potential for some types of operational risks, including, for example, trading errors, may be increased or amplified in periods of increased volatility, which can magnify the cost of an error. We may experience operational errors, including trading errors, in the future. Additionally, we could be subject to litigation, particularly from our clients, and investigations and enforcement proceedings by and sanctions or fines from regulators. Our techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

We may be exposed to potential liability as a general partner or a controlling person.

Acadian may serve as general partner, managing member or their equivalents for investment products that are organized as partnerships or other commingled vehicles. As such, we may be exposed to liability in the limited liability company, partnership or investment vehicle or required to undertake certain obligations under applicable law that we or they otherwise would not be required to undertake as a holding company or investment adviser. In addition we may be deemed to be a control person of Acadian as that term is defined in various U.S. federal and state statutes and, as such, potentially liable for the acts of Acadian or its employees. Consequently, if under such circumstances Acadian incurs liabilities or expenses that exceed its ability to pay, we may be directly or indirectly liable for its payment to the extent provided in the governing documents of the limited liability company, partnership or investment vehicle or under applicable law. While we maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that claims will not be made against us that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that an adequate amount of insurance coverage will continue to be available to us at a reasonable cost. A judgment against us in excess of available insurance coverage could have a material adverse impact on our business and financial condition.

Our expenses are subject to fluctuations that could materially impact our results of operations.

Our results of operations are dependent upon the level of our expenses, which can vary from period to period. We have certain fixed expenses that we incur as a going concern, and some of those expenses are not subject to adjustment. If our revenues decrease, without a corresponding decrease in expenses, our results of operations would be negatively impacted. While we attempt to project expense levels in advance, there is no guarantee that an unforeseen expense will not arise or that we will be able to adjust our variable expenses quickly enough to match a declining asset base. Consequently, either event could have either a temporary or permanent negative impact on our results of operations.

Losses on our seed capital could adversely impact our results of operations or financial condition.

As of December 31, 2021, we had approximately $5 million committed to seed capital, which is currently invested in two products across two different asset classes. The capital utilized in the seed portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed capital would adversely impact our results of operations or financial condition.

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

One of the primary opportunities for growth lies in expanding the geographic regions in which our investment products and services are distributed. The success of these non-U.S. initiatives is dependent upon our ability to structure products that appeal to the global markets. Our inability to successfully execute on our non-U.S. distribution plans may adversely impact our growth prospects.

Our non-U.S. distribution initiatives have required and will continue to require the incurrence of a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with the employment of additional support staff and regulatory compliance. Our employees travel outside the U.S. in connection with distribution efforts and may spend extended periods of time in one or more non-U.S. jurisdictions. Their activities outside the U.S. may raise both tax and regulatory issues. If we are incorrect in our analysis of the applicability or the extent of the impact of non-U.S. tax or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action. In addition, operating our business in non-U.S. markets generally will be more expensive than in the U.S. To the extent that our revenues do not increase as much as our expenses in connection with distribution initiatives outside the U.S., our profitability could be adversely affected. Expanding our distribution initiatives into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

Our outstanding indebtedness may impact our business and may restrict our growth and results of operations.

As of January 31, 2022, we had $275 million of long-term bonds outstanding. For additional information regarding our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”

We may incur additional indebtedness in the future for a variety of business reasons, including in relation to our share repurchases, for seed or co-investment capital, or for other strategic reasons.

The level of our indebtedness has important consequences to investors in our securities. For example, our level of indebtedness may require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes and may limit our ability to pay future dividends. Too much debt may limit our ability to implement our business strategy; heighten our vulnerability to downturns in our business, the financial services industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the financial services industry; limit our access to additional debt; or prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business and our product offerings. Any of these consequences could have a material adverse effect on our financial condition or results of operations.

We may be unable to obtain sufficient capital and liquidity to meet the financing requirements of our business.

In July 2016 we issued an aggregate of $400 million of long-term bonds, $125 million of which we redeemed in January 2022. On August 20, 2019, we entered into a $450 million senior unsecured revolving credit facility with third party lenders. In February 2021, we assigned this credit facility to Acadian and the available borrowings were decreased to $125 million in connection with the assignment. Accordingly, this credit facility is no longer available to us at the holding company level for future borrowings. Our ability to finance our operations, strategic initiatives and maturing obligations under our long-terms bonds is therefore dependent on future issuances of long-term bonds and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and negatively impact our financial condition.

Our business involves risks of potential litigation that could harm our business.

We may be named as defendants or co-defendants in lawsuits, or may be involved in disputes that include the threat of lawsuits seeking substantial damages. Any such legal action, whether threatened or actual, could result in reputational damage, loss of clients and assets, increased costs and expenses in resolving a claim, diversion of employee resources and resulting financial losses.

We make investment decisions on behalf of our clients that could result in substantial losses to those clients. If our clients suffer significant losses or otherwise are dissatisfied with our service, we could be subject to the risk of legal liability or actions alleging, among other theories, negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks often are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur substantial legal expenses in defending against litigation commenced by a client or regulatory authority. Substantial legal liability levied on us could have a material adverse effect on our business, financial condition, or results of operations and could cause significant reputational harm.

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

We depend upon our various centers of operation, including our information technology systems, for the continued operations of our business. A disruption in the infrastructure that supports our business or prevents our employees from performing their job functions, including communication failures, natural disasters, terrorist attacks, third party cyber-attacks including ransomware, and international hostilities, may have a material impact on our ability to continue business operations without interruption. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.

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

A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions. Like many other financial institutions, we have been subject to cyberattacks and will continue to subject to an increasing risk of cyber incidents from these activities. Cyber-attacks are growing in sophistication and come from a variety of sources, including criminal hackers, hactivists, state-sponsored intrusions, industrial espionage and insider threats. We take protective measures to secure information, including through system security technology. However, our technology systems may still be vulnerable to unauthorized access, computer malware or other events that have a security impact, such as an authorized employee or vendor inadvertently causing the release of confidential information or third-party unauthorized access or account takeovers, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems through cyber-attacks, or failure to manage and secure our technology environment, could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents and litigation costs resulting from an incident. Moreover, accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data and confidential client information could harm our reputation and subject us to liability under the laws that protect personal data and confidential information, resulting in increased costs or loss of revenues. A successful attack could result in significant adverse consequences, including regulatory inquiries or litigation, increased costs and expenses including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.

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

We are subject to data protection laws including in the European Union (“EU”), United Kingdom (“U.K.”) and other jurisdictions, and any failure to comply with such legislation could adversely affect our business, reputation, results of operations and financial condition.

We are subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, certain of our processing activities are subject to the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and also as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”), along with the Data Protection Act 2018 in the U.K. (“Act”) (together “EU Data Protection Laws”). The EU Data Protection Laws have a wide territorial reach and apply to data controllers and data processors which have an establishment in the EU and U.K., or which offer goods or services to, or monitor the behavior of, data subjects in the EU and U.K. The EU Data Protection Laws impose stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the EU Data Protection Laws and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting breaches to data protection authorities and, in some cases, affected individuals. The EU Data Protection Laws give strong enforcement powers to data protection authorities in the EU and U.K., and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach.

In the United States, we are subject to the California Consumer Privacy Act (“CCPA”). The CCPA gives California consumers, defined to include all California residents, certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. Colorado and Virginia have also passed comprehensive privacy laws that may impact our operations, and there are similar legislative proposals being advanced in other U.S. states, as well as in Congress. The interpretation of EU Data Protection Laws, the CCPA, and other privacy laws to which we are subject around the world can be uncertain, and as business practices are challenged by regulators, data subjects and consumer protection agencies, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection practices. Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations and non-compliance can result in substantial fines.

The failure of a counterparty to meet its obligations could affect our business adversely.

We routinely execute transactions with counterparties in the financial industry and for the provision of services that are important to the business, and we may engage in transactions with counterparties as part of our corporate finance management function and for the provision of services, including insurance protection. As a result, we and our clients have exposure to the credit, operational and other risks posed by such counterparties, including the risk of default by or bankruptcy of a counterparty. Additionally, we hold insurance policies which cover historical and future tax benefits relating to certain of our deferred tax assets. The insurers of the policies are considered a significant counterparty to us. The failure of a counterparty to meet its obligations or provide the services or insurance protection we depend on for these or other reasons could adversely affect our ability to conduct our business and result in loss of client assets and potential liability.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the U.K., and authorities in the EU, including applicable export control regulations, economic sanctions on countries or persons, customs requirements and currency exchange regulations, anti-facilitation of tax evasion rules (including the U.K. Criminal Finances Act 2017), or Trade Control Laws.

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

The U.K. exit from the EU (“Brexit”) could adversely impact our business.

The U.K. left the EU on January 31, 2020 (commonly referred to as “Brexit”). During an 11-month transition period, the U.K. and the EU agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the EU and the U.K. from January 1, 2021. The Trade and Cooperation Agreement does not provide the U.K. with the same level of rights or access to all goods and services in the EU as the U.K. previously maintained as a member of the EU and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the U.K. and the EU.

From January 1, 2021, EU laws ceased to apply in the U.K. However, many EU laws have been transposed into English law and these transposed laws will continue to apply until such time that they are repealed, replaced or amended. Depending on the terms of any future agreement between the EU and the U.K. on financial services, substantial amendments to English law may occur, and it is impossible to predict the consequences of this on us and our investments.

Although one cannot predict the full effect of Brexit, it could have a significant adverse impact on the U.K., European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty is likely to continue to impact the global economic climate and may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the U.K. or the EU, including companies or assets held by us or considered by us as a prospective investment.

The future application of EU-based legislation to the investment management industry in the U.K and the EU will ultimately depend on how the U.K. renegotiates the regulation of the provision of financial services within and to persons in the EU. There can be no assurance that any renegotiated terms or regulations will not have an adverse impact on us and our investments, including our ability to achieve our investment objectives. Brexit may result in significant market dislocation, heightened counterparty risk, an adverse effect on the management of market risk and, in particular, asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability to manage, operate and invest, and increased legal, regulatory or compliance burden for us, each of which may have a negative impact on our operations, financial condition, returns or prospects.

Areas where the uncertainty created by the U.K’s withdrawal from the EU is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks, industrial policy pursued within European countries, immigration policy pursued within EU countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally.

The volatility and uncertainty caused by the withdrawal may adversely affect the value of our investments and the ability to achieve our investment objectives.

The novel coronavirus (COVID-19) pandemic has disrupted and may continue to disrupt financial markets and our business.

The outbreak of COVID-19 and the related containment and mitigation measures put in place have had, and may continue to have, a serious impact on the economy and the financial and securities markets. As a result, our investment results have been, and may continue to be, negatively affected, resulting in decreases to our assets under management and related revenue and earnings. In addition, the economic conditions caused by the COVID-19 pandemic may increase our funding costs or limit our access to the capital markets, which could impact our ability to finance our operations through borrowing. As the potential impact of COVID-19 is impossible to predict, the extent to which COVID-19 could negatively affect our operating results or the duration of any potential business disruption is uncertain.

In addition, our operations, as well as third-party service providers on whom we rely, have been, and are expected to continue to be, significantly impacted by the COVID-19 pandemic. No assurance can be given that the steps we have taken with respect to business continuity plans will be effective or appropriate. While our employees have been successful in working remotely, operational challenges may arise in the future. In the event that our workforce or the workforces of our key service providers were to experience significant illness levels, our ability to operate our business normally could be materially disrupted. Any such material disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

We may be adversely affected by the phase-out of the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with a different reference rate.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally. Our credit facility, originally entered into on August 20, 2019 and assigned to Acadian on February 23, 2021, uses LIBOR as a reference rate such that the interest due to our creditors under the facility is calculated using LIBOR. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. The Financial Conduct Authority later announced that LIBOR may continue for legacy contracts until June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase (repo) market. There can be no assurance that rates linked to SOFR or associated changes related to the adoption of SOFR will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or SOFR or the establishment and use of alternative rates or benchmarks.

Risks Related to Our Industry

We operate in a competitive environment.

The investment management industry is highly competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, reputation and the strategies offered. We compete against a broad range of domestic and international asset management firms, broker-dealers, hedge funds, investment banking firms and other financial institutions. We directly compete against these organizations with respect to investment products, distribution channels, opportunities to acquire other investment management firms and retention and recruitment of talent. The capital resources, scale, name recognition and geographic footprints of many of these organizations are greater than ours. The recent trend toward consolidation in the investment management industry, and the financial services industry in general, has served to increase the size and strength of a number of our competitors. Some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly traded asset manager may focus on the manager’s own growth to the detriment of investment performance for clients. Some competitors may operate in a different regulatory environment than we do, which may give them certain competitive advantages in the investment products and portfolio structures that they offer.

Our ability to attract assets also is dependent upon our ability to offer a mix of products and services that meet client demand and our ability to maintain investment management fees at competitive levels.. When asset classes or products that we do not offer are in favor with either existing or potential clients, we will miss the opportunity to attract and manage these assets and face the risk of assets being withdrawn in favor of competitors who manage the asset classes and/or provide these products. If we are unable to compete effectively in the market, our results of operations and potential business growth could be adversely affected.

Our sole business is asset management and we have divested all of our affiliates other than Acadian. As a result, we may be more impacted by trends and issues and more susceptible to negative events impacting us and the asset management industry than other more diversified asset managers or other financial services companies that provide asset management and other financial services.

We operate in a highly regulated industry, and continually changing federal, state, local and foreign laws and regulations could materially adversely affect our business, financial condition and results of operations.

The investment management business is highly regulated and, as a result, we are required to comply with a wide array of domestic and international laws and regulations. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Accordingly, these regulators often serve to limit our activities, including through client protection and market conduct requirements.

Acadian is subject to extensive regulation in the U.S. through its primary regulator, the SEC, under the Advisers Act. To the extent Acadian acts as investment adviser or sub-adviser to registered investment companies, it must also comply with the terms of the Investment Company Act and the rules thereunder. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Acadian may also be subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc., or FINRA; and state regulators.

We also are subject to the regulatory environments of the non-U.S. jurisdictions in which we operate, some of which also recently implemented or are in the process of implementing changes in regulations. In the U.K., we are subject to regulation by the Financial Conduct Authority, or FCA, which imposes a comprehensive system of regulation on investment advisers and the manner in which we conduct our business. We may also be registered from time to time in jurisdictions outside of the United States and will be subject to applicable regulation in those jurisdictions. We additionally are subject to regulation relating to the offer and sale of financial products in each of the EU countries in which we operate. The system of financial regulation outside the United States continues to develop and evolve and, as a result, the rules to which we are subject (including rules relating to the remuneration of staff) are and will continue to be subject to change. As we execute on our growth strategy and continue to expand our distribution efforts into non-U.S. jurisdictions, including other member countries of the EU, Latin America, the Middle East and Asian countries, we may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our business and with respect to which we may have limited or no compliance experience. Our lack of experience in complying with any such non-U.S. or non-English laws and regulations may increase our risk of becoming a party to litigation or subject to regulatory actions. Additionally, one or more of the jurisdictions in which we operate may require our stockholders to seek the approval of, or provide notice to, an applicable regulator before acquiring a substantial amount of our outstanding shares.

Developments in the regulatory environment in the U.S. may include heightened and additional examinations and inspections by regulators and the imposition of additional reporting and disclosure obligations. Regulators also may take a more aggressive posture on bringing enforcement proceedings which could result in fines, penalties and additional remedial activities.

Policy and legislative changes in the U.S. and in other countries are affecting many aspects of financial regulation. Our business, results of operations and financial condition may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations in any of the jurisdictions in which we conduct business. Our ability to function in this legislative and regulatory environment will depend on our ability to monitor and promptly react and adapt to legislative and regulatory changes, including situations where such changes in regulatory requirements may be driven by internal factors. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we s conduct business.

Failure to comply with applicable laws or regulations could result in fines, suspension or revocation of Acadian’s registration as an investment adviser, suspensions of individual employees, revocation of licenses to operate in certain jurisdictions or other sanctions, which could materially adversely affect our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction, or the fine or sanction imposed against us or our respective employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of a fine or sanction could cause us to suffer financial loss, harm our reputation and cause us to lose business or fail to attract new business which would have a direct adverse impact on our business, financial condition and results of operations.

Risks Related to Our Ownership Structure and Governance

Paulson has meaningful ability to influence our business.

As of February 23, 2022, Paulson & Co. Inc. (“Paulson”) owns 20.4% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other stockholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant stockholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint one director so long as it holds at least 7% of our outstanding common stock. Paulson also has the right to transfer this appointment right to a transferee that acquires from Paulson the foregoing percentage of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.

Future sales of our common stock by us, Paulson or other stockholders could cause our share price to decline.
If we, Paulson or other stockholders sell, or indicate an intention to sell, or there is a perception that we or they might sell, a substantial number of shares of our common stock in the public market or in privately negotiated transactions, the trading price of our common stock could decline below the current trading level.

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

There can be no assurance that we will repurchase shares of our common stock or that we will repurchase shares of our common stock at favorable prices.

Our Board of Directors may from time to time authorize us to repurchase shares of our common stock. The amount and timing of share repurchases are subject to market conditions, stock price and other factors, including compliance with all respective laws and our applicable agreements. The amount, timing and execution of repurchase shares of our common stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition, tax laws and other factors that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase program could have a negative effect on our stock price. We can also provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all.

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

We are subject to a range of taxes and tax audits and may be subject to future audits and examinations by both foreign and domestic taxing authorities. Tax and other regulatory authorities may disagree with tax positions taken by us based on our, or their, interpretations of the relevant tax laws, including, for example, with respect to our tax positions related to the Redomestication or to prior reorganizations, which could result in erroneous filings, retroactive adverse impact on income, the loss of tax benefits and reputational damage. The resolution of such audits and examinations could impact our tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our Consolidated Financial Statements. We will regularly assess the likelihood of favorable or unfavorable outcomes resulting from these audits and examinations to determine the adequacy of our provision for income taxes, which will require estimates and judgments. Although we will make these tax estimates and judgments on a reasonable basis, there can be no assurance that the tax authorities will agree with such estimates and judgments. From time to time, we may have to engage in litigation to attempt to achieve the results reflected in our estimates, which may be time-consuming and expensive and may have other adverse impacts. There can be no assurance that we will be successful in any such litigation or other attempts to mitigate adverse effects resulting from such audits or examinations or that any final determination of our tax liability will not be materially different from the historical treatment reflected in our historical income tax provisions and accruals. Our inability to mitigate the negative consequences of any resolution of audits and examinations could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
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

Further, pursuant to ongoing efforts to encourage global tax compliance, the U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Some member countries have been moving forward on, and have implemented aspects of, the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. These and other proposals could adversely affect us. In addition, the OECD is working on a BEPS 2.0 initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. New rules could be recommended in 2021 and if implemented could impact us. The timing and scope of any provisions are subject to significant uncertainty.

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

•the impact of the COVID-19 pandemic.
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
•announcements of our financial results, including changes in net client cash flows and assets under management, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results; and
•the pricing structure for products offered by us or our competitors.

Changes in general conditions and volatility in the economy, the financial markets and our industry, and other developments affecting us or our competitors, as well as geopolitical, regulatory, economic, and business factors unrelated to us, could cause the market price of our common stock to fluctuate substantially. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Any declaration of dividends will be at the discretion of our Board of Directors, and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors deems relevant in making such a determination. However, our ability to make such distributions will be subject to our operating results, which are impacted by the ability of Acadian to make distributions to us, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution, our compliance with covenants and financial ratios related to existing or future indebtedness, including under our notes and our credit facilities, and our other agreements with third parties. In addition, we are dependent upon the ability of Acadian to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock.

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

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we perform system and process evaluations and we have tested our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley, and obtain an auditor attestation as to the effectiveness of our internal controls.

Testing may reveal material weaknesses or other deficiencies in our internal control over financial reporting. Our compliance with Section 404 has required that we incur additional accounting expense and expend additional management time on compliance-related issues. Moreover, if at any time we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify material weaknesses or other deficiencies in our internal control over financial reporting, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 1B.    Unresolved Staff Comments.
There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.    Properties.
Our principal executive office is located at 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116. In Boston, we lease 20,787 square feet, and sublease 9,801 square feet, under a lease that expires on December 31, 2022. Acadian has its own primary office in Boston, MA where core investment management activities take place. In addition, Acadian has leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

Item 3.    Legal Proceedings.
From time to time, we may be party to various claims, suits and complaints in the ordinary course of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “BSIG.” As of February 22, 2022 there were two registered stockholders of record.

Repurchases

The following table sets out information regarding repurchases of equity securities by the Company for the three months ended December 31, 2021:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)
October 1-31, 2021	—		$—	—	$—
November 1-30, 2021	—		—	—	—
December 1-31, 2021	35,607,532	(1)(2)	31.50	35,607,532	—
Total	35,607,532		$31.50	35,607,532

(1)On November 4, 2021, the Company launched a fixed price tender offer to purchase up to 33,300,000 shares of our common stock at a purchase price of $31.50 per share. On December 7, 2021, we accepted for purchase 34,917,532 shares of common stock for a total cost of approximately $1.1 billion, which reflected the upsizing of the tender offer by 2.0% of our outstanding common stock.
(2)On November 3, 2021, we entered into a repurchase agreement with Paulson & Co. Inc. (“Paulson & Co.”) and certain funds managed by Paulson & Co. and its affiliates (the “Paulson Funds”) pursuant to which we agreed that, on the 11th day after the expiration date of the tender offer, we would repurchase from the Paulson Funds, if necessary, a number of shares of common stock, such that, upon the closing of the repurchase, the Paulson Funds’ percentage ownership interest in our total outstanding common stock would not exceed 19.99%. On December 21, 2021, we repurchased 690,000 shares of common stock from the Paulson Funds’ and its affiliates at $31.50 per share.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of BSIG under the Securities Act.
The following graph compares the cumulative shareholder return on our common stock during the five-year period ending December 31, 2021, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Financial Sector Index.
*The Company undertook leadership changes as of April 15, 2020.

Item 6. Selected Financial Data
This item is no longer required as the Company has adopted the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” refer to BSIG, and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and previously disposed equity-accounted Affiliate, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or BSUS, a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or previously had an ownership interest. References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian’s products or services, nor is any such information a recommendation for Acadian’s products or services.
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
Our MD&A is presented in five sections:
•Overview provides a brief description of our business. It includes information on our reporting segment and underlying Affiliate, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate, strategy, client type and client location, and net flows by segment.
•U.S. GAAP Results of Operations for the years ended December 31, 2021, 2020 and 2019 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2021, 2020 and 2019, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key Non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides analysis for our business segment.
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
Overview
We are a global asset management company headquartered in Boston, Massachusetts. We historically held interests in a group of investment management firms (the “Affiliates”) individually headquartered in the United States. We have completed the disposition of certain Affiliates and currently operate our business through the following segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of our interest in our sole Affiliate, Acadian Asset Management LLC.
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
As of December 31, 2020, we had three reportable segments that were comprised of five Affiliates. We entered into agreements to divest our equity interests in four Affiliates during the year ended December 31, 2021. Prior to March 31, 2021, we had an Alternatives reportable segment which was comprised of Landmark Partners, LLC (“Landmark”) and Campbell Global, LLC (“Campbell Global”) operating segments. On March 30, 2021, we entered into an agreement to sell all of our interests in Landmark and completed the sale on June 2, 2021. As a result of this transaction, Landmark was reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment. The Campbell Global operating segment was reclassified to the Other category within our segment reporting. On August 31, 2021, we completed the sale of all of our interests in Campbell Global. Operational information for Campbell Global is included within the Other category until August 31, 2021, the consummation of the sale. See “Recent Developments” herein.
Prior to June 30, 2021, we had a Liquid Alpha reportable segment which was comprised of Thompson, Siegel & Walmsley LLC (“TSW”) and Investment Counselors of Maryland (“ICM”). On May 9, 2021, we entered into an agreement to sell all of our interests in TSW and completed the sale on July 22, 2021. As a result of this transaction, TSW has been reclassified to discontinued operations and the Liquid Alpha segment no longer constitutes a reportable segment of the Company. The ICM operating segment was included in the Other category within our segment reporting for the year ended December 31, 2021. On July 19, 2021 we completed the sale of all of our interests in ICM. Operational information for ICM is included within the Other category until July 19, 2021, the consummation of the sale. See “Recent Developments” herein.
Under U.S. GAAP, Acadian is consolidated into our financial statements. We may also be required to consolidate Acadian’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

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
We believe we are operating well under these circumstances, benefiting from the flexible and highly mobile operating environment. However, market volatility, as well as changes in our operations and those of our key vendors, may result in increased client redemptions; inefficiencies, delays and decreased communication; and an increase in the number and significance of operational and trade errors. In addition, we do not know what, if any, longer-term impact the current operating circumstances (and/or the extension of them) will have on our business and results. The extent of the impact on our business operations, assets under management and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted. See Item 1A, Risk Factors.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $15.0 billion, or 13.0% of our AUM are in accounts with incentive fee in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.

Our largest expense item is compensation and benefits paid to our employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.

The arrangements in place with Acadian result in the sharing of economics between BSUS and Acadian’s key management personnel using a profit-sharing model. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of Acadian’s equity or profit interests distribution to its employees.

Variable compensation is the portion of earnings that is contractually allocated to Acadian employees as a bonus pool, typically representing a percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Acadian key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Acadian key employees and those of BSUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incentivized to achieve that growth.

Equity or profit interests owned by Acadian key employees are awarded as part of their variable compensation arrangement. Over time, Acadian key employee-owned equity or profit interests are recycled from one generation of employee owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by Acadian key employees forgoing cash bonuses in exchange for the equivalent value in Acadian equity or profit interests. The recycling of equity or profit interests is often facilitated by BSUS; see “—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense” for a further discussion. Employee equity is valued at a fixed multiple of profits, so employees have transparency into both their earning potential in any year from the bonus pool and share of profits, as well as the current value of their equity and the long-term potential to realize value from its growth.

In this structure, key employees who are managing the business have incentives to manage for profit, but also to manage the business prudently, in the interest of their clients, and invest for growth, since they will benefit over the long term as both employees and equity holders. In this way, Acadian is aligned with BSUS and the public shareholders to generate profits and growth over time.
How We Measure Performance
We manage our business based on one segment, reflecting how our management assesses the performance of our business.

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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our former equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, it excludes reimbursement of certain costs we paid on behalf of our customers and it includes our share of earnings from our former equity-accounted Affiliate.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
U.S. GAAP Basis
Revenue	$523.8	$499.5	$594.6	$24.3	$(95.1)
Pre-tax income from continuing operations attributable to controlling interests	178.1	344.4	207.4	(166.3)	137.0
Net income from continuing operations attributable to controlling interests	128.1	247.3	196.9	(119.2)	50.4
Net income attributable to controlling interests	828.4	286.7	223.9	541.7	62.8
U.S. GAAP operating margin(1)	28%	26%	37%	147 bps	(1100) bps
Earnings per share, basic ($)	$10.73	$3.53	$2.45	$7.20	$1.08
Earnings per share, diluted ($)	10.29	3.49	2.45	$6.80	$1.04
Basic shares outstanding (in millions)	77.2	81.3	91.2	(4.1)	(9.9)
Diluted shares outstanding (in millions)	80.5	82.0	91.3	(1.5)	(9.3)
Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$523.5	$492.3	$586.4	$31.2	$(94.1)
Pre-tax economic net income(5)	165.4	120.8	141.9	44.6	(21.1)
ENI operating margin(6)	38%	31%	31%	776 bps	(56) bps
Adjusted EBITDA	$211.7	$164.9	$179.1	$46.8	$(14.2)
Economic net income(7)	118.3	88.3	104.2	30.0	(15.9)
ENI diluted EPS ($)	$1.47	$1.08	$1.14	$0.39	$(0.06)
Other Operational Information
Assets under management (AUM) excluding discontinued operations at year end (in billions)	$117.2	$116.0	$165.0	$1.2	$(49.0)
Net client cash flows (in billions)	(5.9)	(4.9)	(32.4)	(1.0)	27.5
Annualized revenue impact of net flows(8)	(10.3)	(31.0)	(68.7)	20.7	37.7

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
(3)Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of subsidiaries of $48.6 million for the year ended December 31, 2021. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring at the Center and subsidiaries of $9.4 million, costs associated with the transfer of an insurance policy from our former Parent of $1.6 million, and the gain on sale of subsidiaries of $241.3 million for the year ended December 31, 2020. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $6.7 million, costs associated with the transfer of an insurance policy from our former Parent of $0.9 million, and costs associated with the redomicile to the U.S. of $1.6 million for the year ended December 31, 2019.
(4)ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.
(5)Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. ENI operating earnings is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds).
(7)Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.
(8)Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, plus revenue impact from reinvested income and distributions, including equity-accounted Affiliate. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. In addition, reinvested income and distributions for the segment is multiplied by average fee rate for the segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
Our total assets under management as of December 31, 2021 were $117.2 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2021	December 31, 2020	December 31, 2019
Acadian Asset Management	$117.2	$108.1	$102.2
Barrow, Hanley, Mewhinney & Strauss(1)	—	—	51.7
Campbell Global(2)	—	4.7	4.8
Copper Rock Capital Partners(3)	—	—	3.9
Investment Counselors of Maryland(4)	—	3.2	2.4
Total assets under management excluding discontinued operations	117.2	116.0	165.0
Landmark Partners(5)	—	18.4	18.3
Thompson, Siegel & Walmsley(6)	—	22.3	21.1
Total assets under management	$117.2	$156.7	$204.4

(1)On November 17, 2020, we completed the sale of all our interests in Barrow, Hanley, Mewhinney & Strauss LLC (“Barrow”).
(2)On August 31, 2021, we completed the sale of all our interests in Campbell Global, see “Recent Developments” herein.

(3)On July 24, 2020, we completed the sale of all our interests in Copper Rock Capital Partners LLC (“Copper Rock”).
(4)On July 19, 2021, we completed the sale of all our interests in ICM, see “Recent Developments” herein.
(5)On June 2, 2021, we completed the sale of all our interests in Landmark, see “Recent Developments” herein.
(6)On July 22, 2021, we completed the sale of all our equity interests in TSW, see “Recent Developments” herein.
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions, global, international and U.S. equities;
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets; and
iii.Other, which is mainly comprised of forestry and equities managed by our previous Affiliates.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2021	December 31, 2020	December 31, 2019
Developed Markets	$89.3	$81.1	$74.4
Emerging Markets	27.9	27.0	27.8
Other	—	7.9	62.8
Total assets under management	$117.2	$116.0	$165.0
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2021		December 31, 2020		December 31, 2019
	AUM	% of total	AUM	% of total	AUM	% of total
Public / Government	$52.6	44.9%	$54.3	46.8%	$62.7	38.0%
Commingled Trust/UCITS	26.1	22.3%	24.1	20.8%	25.1	15.2%
Corporate / Union	15.8	13.5%	16.9	14.6%	35.6	21.6%
Sub-advisory	14.1	12.0%	11.5	9.9%	28.5	17.3%
Endowment / Foundation	3.3	2.8%	2.5	2.2%	4.8	2.9%
Mutual Fund	1.0	0.9%	2.8	2.4%	2.2	1.3%
Other	4.3	3.6%	3.9	3.3%	6.1	3.7%
Total assets under management	$117.2		$116.0		$165.0
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2021		December 31, 2020		December 31, 2019
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$77.1	65.8%	$77.4	66.7%	$113.4	68.7%
Europe	20.1	17.2%	18.3	15.8%	21.3	12.9%
Asia	5.5	4.7%	4.5	3.9%	9.2	5.6%
Australia	5.9	5.0%	8.1	7.0%	9.4	5.7%
Other	8.6	7.3%	7.7	6.6%	11.7	7.1%
Total assets under management	$117.2		$116.0		$165.0

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
The annualized revenue impact of net flows metric is designed to provide investors with a better indication of the potential financial impact of net client cash flows, however it has certain limitations. For instance, it does not include assumptions for the next twelve months’ market appreciation or depreciation and investment performance associated with the assets gained or lost. Nor does it account for factors such as future client terminations or additional contributions or withdrawals over the next twelve months. Additionally, the basis points reported are fee rates based on the asset levels at the time of the transactions and do not consider the fact that client fee rates may change over the next twelve months.
The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2021	2020	2019
Quant & Solutions
Beginning balance	$107.0	$101.6	$84.9
Gross inflows	10.6	12.9	12.8
Gross outflows	(19.7)	(17.5)	(12.9)
Reinvested income and distributions	2.7	2.8	2.9
Net flows	(6.4)	(1.8)	2.8
Market appreciation	15.5	7.2	13.9
Other(1)	1.1	—	—
Ending balance	$117.2	$107.0	$101.6
Average AUM(2)	$113.9	$94.5	$95.0

Liquid Alpha(3)
Beginning balance	$3.2	$58.0	$77.8
Sale of Affiliates	—	(50.3)	—
Gross inflows	—	5.9	5.0
Gross outflows	—	(10.8)	(41.5)
Reinvested income and distributions	—	1.1	1.9
Net flows	—	(3.8)	(34.6)
Market appreciation	—	(0.7)	14.8
Other(1)(3)	(3.2)	—	—
Ending balance	$—	$3.2	$58.0
Average AUM	$—	$42.2	$76.9
Average AUM of consolidated Affiliates	$—	$40.0	$74.6

Other(3)
Beginning balance	$5.8	$5.4	$5.9
Sale of Affiliates	(8.9)	—	—
Gross inflows	0.7	1.0	0.2
Gross outflows	(0.2)	(0.3)	(0.8)
Net flows	0.5	0.7	(0.6)
Market appreciation	0.6	(0.3)	0.1
Other(1)(3)	2.0	—	—
Ending balance	$—	$5.8	$5.4
Average AUM	$5.4	$5.7	$5.6
Average AUM of consolidated Affiliates	$2.9	$5.7	$5.6

Total
Beginning balance	$116.0	$165.0	$168.6
Sale of Affiliates	(8.9)	(50.3)	—
Gross inflows	11.3	19.8	18.0
Gross outflows	(19.9)	(28.6)	(55.2)
Reinvested income and distributions	2.7	3.9	4.8
Net flows	(5.9)	(4.9)	(32.4)
Market appreciation	16.1	6.2	28.8
Other	(0.1)	—	—
Ending balance continuing operations	117.2	116.0	165.0
Discontinued operations(3)	—	40.7	39.4
Ending balance including discontinued operations	$117.2	$156.7	$204.4
Average AUM	$119.3	$142.4	$177.5
Average AUM of consolidated Affiliates	$116.8	$140.2	$175.2

Annualized basis points: inflows	46.4	34.6	34.4
Annualized basis points: outflows	36.5	39.7	26.6
Annualized revenue impact of net flows (in millions)	$(10.3)	$(31.0)	$(68.7)

(1)AUM representing liquid alternative strategies previously excluded from the Quant & Solutions segment has been reclassified as of January 1, 2021.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2021	2020	2019
Sub-advisory
Beginning balance	$11.5	$28.5	$50.1
Sale of Affiliates	(0.4)	(16.8)	—
Gross inflows	2.8	4.7	3.7
Gross outflows	(1.7)	(5.7)	(34.9)
Reinvested income and distributions	0.3	0.7	1.4
Net flows	1.4	(0.3)	(29.8)
Market appreciation	1.6	0.1	8.2
Ending balance	$14.1	$11.5	$28.5

Institutional
Beginning balance	$97.8	$128.2	$112.1
Sale of Affiliates	(6.0)	(30.5)	—
Gross inflows	7.1	12.8	12.5
Gross outflows	(16.6)	(21.5)	(18.9)
Reinvested income and distributions	2.3	3.0	3.2
Net flows	(7.2)	(5.7)	(3.2)
Market appreciation	13.3	5.8	19.3
Other(1)	(0.1)	—	—
Ending balance	$97.8	$97.8	$128.2

Retail / Other
Beginning balance	$6.7	$8.3	$6.4
Sale of Affiliates	(2.5)	(3.0)	—
Gross inflows	1.4	2.3	1.8
Gross outflows	(1.6)	(1.4)	(1.4)
Reinvested income and distributions	0.1	0.2	0.2
Net flows	(0.1)	1.1	0.6
Market appreciation	1.2	0.3	1.3
Ending balance	$5.3	$6.7	$8.3

Total
Beginning balance	$116.0	$165.0	$168.6
Sale of Affiliates	(8.9)	(50.3)	—
Gross inflows	11.3	19.8	18.0
Gross outflows	(19.9)	(28.6)	(55.2)
Reinvested income and distributions	2.7	3.9	4.8
Net flows	(5.9)	(4.9)	(32.4)
Market appreciation	16.1	6.2	28.8
Other	(0.1)	—	—
Ending balance continuing operations	117.2	116.0	165.0
Discontinued operations(2)	—	40.7	39.4
Ending balance including discontinued operations	$117.2	$156.7	$204.4

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
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2021	2020	2019
U.S.
Beginning balance	$77.4	$113.4	$126.3
Sale of Affiliates	(7.9)	(39.9)	—
Gross inflows	6.6	13.3	11.3
Gross outflows	(11.8)	(17.8)	(46.4)
Reinvested income and distributions	1.8	2.7	3.6
Net flows	(3.4)	(1.8)	(31.5)
Market appreciation	11.0	5.7	18.6
Ending balance	$77.1	$77.4	$113.4

Non-U.S.
Beginning balance	$38.6	$51.6	$42.3
Sale of Affiliates	(1.0)	(10.4)	—
Gross inflows	4.7	6.5	6.7
Gross outflows	(8.1)	(10.8)	(8.8)
Reinvested income and distributions	0.9	1.2	1.2
Net flows	(2.5)	(3.1)	(0.9)
Market appreciation	5.1	0.5	10.2
Other(1)	(0.1)	—	—
Ending balance	$40.1	$38.6	$51.6

Total
Beginning balance	$116.0	$165.0	$168.6
Sale of Affiliates	(8.9)	(50.3)	—
Gross inflows	11.3	19.8	18.0
Gross outflows	(19.9)	(28.6)	(55.2)
Reinvested income and distributions	2.7	3.9	4.8
Net flows	(5.9)	(4.9)	(32.4)
Market appreciation	16.1	6.2	28.8
Other	(0.1)	—	—
Ending balance continuing operations	117.2	116.0	165.0
Discontinued operations(2)	—	40.7	39.4
Ending balance including discontinued operations	$117.2	$156.7	$204.4

(1)Other movements related to billable assets adjustment.
(2)Reflects the sales of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

At December 31, 2021, our total assets under management were $117.2 billion, an increase of $1.2 billion or 1.0%, compared to $116.0 billion excluding discontinued operations at December 31, 2020. The assets under management at December 31, 2020 represented a decrease of $(49.0) billion or (29.7)% compared to $165.0 billion excluding discontinued operations at December 31, 2019. The change in assets under management during the year ended December 31, 2021 reflects the sale of Campbell Global and ICM of $(8.9) billion, net flows of $(5.9) billion including reinvested income and distributions of $2.7 billion, and realizations and other of $(0.1) billion, offset by net market appreciation of $16.1 billion from continued market recovery. The change in assets under management during the year ended December 31, 2020 reflects the sales of Barrow Hanley Mewhinney & Strauss, LLC (“Barrow Hanley”) and Copper Rock Capital Partners, LLC (“Copper Rock”) of $(50.3) billion, net flows of $(4.9) billion including reinvested income and distributions of $3.9 billion, partially offset by net market appreciation of $6.2 billion. The change in assets under management during the year ended December 31, 2019 reflects net market appreciation of $28.8 billion and net flows of $(32.4) billion including reinvested income and distributions of $4.8 billion.
For the year ended December 31, 2021, our net outflows were $(5.9) billion compared to net outflows of $(4.9) billion for the year ended December 31, 2020 and net outflows of $(32.4) billion for the year ended December 31, 2019. The change in net outflows for the year ended December 31, 2021 was primarily due to re-balancing and asset reallocation in certain Quant & Solutions strategies. The change in net outflows for the year ended December 31, 2020 was primarily due to the $(22.8) billion reallocation of several Vanguard sub-advisory strategies at our previously disposed Affiliate, Barrow Hanley, for the year ended December 31, 2019 that did not occur in the year ended December 31, 2020. Reinvested income and distributions of $2.7 billion, $3.9 billion, and $4.8 billion are reflected in the net flows for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, the annualized revenue impact of the net flows improved to $(10.3) million compared to $(31.0) million for the year ended December 31, 2020 and $(68.7) million for the year ended December 31, 2019.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2021, 2020 and 2019
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$433.3	$478.9	$582.1	$(45.6)	$(103.2)
Performance fees	84.8	7.8	(0.1)	77.0	7.9
Other revenue	5.7	7.3	6.0	(1.6)	1.3
Consolidated Funds’ revenue	—	5.5	6.6	(5.5)	(1.1)
Total revenue	523.8	499.5	594.6	24.3	(95.1)
Compensation and benefits	284.6	243.1	248.6	41.5	(5.5)
General and administrative expense	71.2	88.0	107.1	(16.8)	(19.1)
Impairment of goodwill	—	16.4	—	(16.4)	16.4
Amortization of acquired intangibles	0.1	0.3	0.2	(0.2)	0.1
Depreciation and amortization	22.1	19.8	16.2	2.3	3.6
Consolidated Funds’ expense	—	0.2	0.3	(0.2)	(0.1)
Total operating expenses	378.0	367.8	372.4	10.2	(4.6)
Operating income	145.8	131.7	222.2	14.1	(90.5)
Investment income	8.3	4.9	16.8	3.4	(11.9)
Interest income	0.2	0.6	2.2	(0.4)	(1.6)
Interest expense	(24.8)	(28.5)	(32.2)	(3.7)	(3.7)
Gain on sale of Affiliates	48.6	241.3	—	(192.7)	241.3
Net consolidated Funds’ investment gain (loss)	—	(5.2)	4.2	5.2	(9.4)
Income from continuing operations before taxes	178.1	344.8	213.2	(166.7)	131.6
Income tax expense	50.0	97.1	10.5	(47.1)	86.6
Income from continuing operations	128.1	247.7	202.7	(119.6)	45.0
Income from discontinued operations, net of tax	77.3	67.8	37.3	9.5	30.5
Gain on disposal of discontinued operations, net of tax	691.0	—	—	691.0	—
Net income	896.4	315.5	240.0	580.9	75.5
Net income attributable to non-controlling interests in consolidated Funds	68.0	28.8	16.1	39.2	12.7
Net income attributable to controlling interests	$828.4	$286.7	$223.9	$541.7	$62.8
Basic earnings per share ($)	$10.73	$3.53	$2.45	$7.20	$1.08
Diluted earnings per share ($)	10.29	3.49	2.45	6.80	1.04
Weighted average shares of common stock outstanding—basic	77.2	81.3	91.2	(4.1)	(9.9)
Weighted average shares of common stock outstanding—diluted	80.5	82.0	91.3	(1.5)	(9.3)
U.S. GAAP operating margin (2)	28%	26%	37%	147 bps	(1100) bps

(1)Certain Funds have been consolidated due to our seed capital or co-investments in the Funds.
(2)U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.
The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$828.4	$286.7	$223.9
Exclude: Net income from discontinued operations attributable to controlling interests	(700.3)	(39.4)	(27.0)
Net income from continuing operations attributable to controlling interests	128.1	247.3	196.9
Add: Income tax expense	50.0	97.1	10.5
Pre-tax income from continuing operations attributable to controlling interests	$178.1	$344.4	$207.4
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
Excluding assets managed by our previous equity-accounted Affiliate, average basis points earned on average assets under management were 37.1 bps for the year ended December 31, 2021, 34.1 bps for the year ended December 31, 2020 and 33.2 bps for the year ended December 31, 2019. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, dispositions, and disproportionate market movements.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Management fees decreased $(45.6) million, or (9.5)%, from $478.9 million for the year ended December 31, 2020 to $433.3 million for the year ended December 31, 2021. The decrease was primarily due to the disposition of Barrow Hanley, which was included for the majority of 2020, but had no impact on 2021, and lower overall level of average assets under management. Average assets under management excluding our previous equity-accounted Affiliate decreased (16.7)%, from $140.2 billion for the year ended December 31, 2020 to $116.8 billion for the year ended December 31, 2021, primarily due to the sale of Campbell Global in the third quarter of 2021 and the sale of Barrow Hanley that occurred in the fourth quarter of 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Management fees decreased $(103.2) million, or (17.7)%, from $582.1 million for the year ended December 31, 2019 to $478.9 million for the year ended December 31, 2020. The decrease was primarily due to the disposition of Barrow Hanley and Copper Rock and lower overall level of average assets under management. Average assets under management excluding our previous equity-accounted Affiliate decreased (20.0)%, from $175.2 billion for the year ended December 31, 2019 to $140.2 billion for the year ended December 31, 2020, mainly due to the sale of Barrow Hanley and Copper Rock and the equity market decline during the first quarter of 2020 driven by the COVID-19 pandemic.

Performance Fees
Approximately $15.0 billion, or 13.0% of our AUM at December 31, 2021, are in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Performance fees increased $77.0 million, from $7.8 million for the year ended December 31, 2020 to $84.8 million for the year ended December 31, 2021. Included in the increase is $16 million of performance fees earned by a timber investment from our previous Affiliate, Campbell Global. Acadian contributed approximately $61 million of the increase due to out-performance in a wide range of strategies in 2021, such as long/short and emerging markets equities. Many of Acadian’s performance fee-eligible accounts posted strong absolute and relative returns and crystallized performance fees during 2021.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Performance fees improved $7.9 million, from $(0.1) million for the year ended December 31, 2019 to $7.8 million for the year ended December 31, 2020. A performance fee penalty in 2019 was attributable to sub-advisory assets no longer with the Affiliates.
Other Revenue
Year ended December 31, 2021 compared to year ended December 31, 2020:    Other revenue decreased $(1.6) million, or (21.9)%, from $7.3 million for the year ended December 31, 2020 to $5.7 million for the year ended December 31, 2021. The decrease was primarily attributable to the sale of Campbell Global during the year ended December 31, 2021.
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

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021	2020	2019
Fixed compensation and benefits(1)	$100.2	$130.0	$148.7
Sales-based compensation(2)	7.6	7.6	9.7
Variable compensation(3)	130.5	112.1	138.0
Affiliate key employee distributions(4)	13.4	8.5	20.1
Non-cash Affiliate key employee equity revaluations(5)	32.9	(15.1)	(67.9)
Total U.S. GAAP compensation and benefits expense	$284.6	$243.1	$248.6

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2021, $97.2 million of fixed compensation and benefits (of the $100.2 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the year ended December 31, 2020, $125.7 million of fixed compensation and benefits (of the $130.0 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the year ended December 31, 2019, $144.3 million of fixed compensation and benefits (of the $148.7 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
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
(3)Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees, which ranges between 60%-75% of the total, is allocated entirely to variable compensation. For certain Affiliates, the variable compensation earned on performance fees vest over three-years and compensation expense is recognized over that service period. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Years ended December 31,
($ in millions)	2021	2020	2019
Cash variable compensation	$124.6	$99.7	$121.4
Non-cash equity-based award amortization	5.9	12.4	16.6
Total variable compensation(a)	$130.5	$112.1	$138.0

(a)For the year ended December 31, 2021, $129.6 million of variable compensation expense (of the $130.5 million above) is included within economic net income, which excludes $0.9 million of variable compensation associated with restructuring at an Affiliate. For the year ended December 31, 2020, $107.9 million of variable compensation expense (of the $112.1 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center and the Affiliates of $3.8 million, and variable compensation subsequently reimbursed by Funds of $0.3 million. For the year ended December 31, 2019, $131.3 million of variable compensation expense (of the $138.0 million above) is included within economic net income, which excludes $6.7 million of variable compensation associated with restructuring at the Center and the Affiliates, as well as variable compensation subsequently reimbursed by Funds.
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
Year ended December 31, 2021 compared to year ended December 31, 2020:    Compensation and benefits expense increased $41.5 million, or 17.1%, from $243.1 million for the year ended December 31, 2020 to $284.6 million for the year ended December 31, 2021. Fixed compensation and benefits decreased $(29.8) million, or (22.9)%, from $130.0 million for the year ended December 31, 2020 to $100.2 million for the year ended December 31, 2021, primarily reflecting the disposition of Affiliates and cost savings from the restructuring at the Center and Affiliates. Variable compensation increased $18.4 million, or 16.4%, from $112.1 million for the year ended December 31, 2020 to $130.5 million for the year ended December 31, 2021. The increase was primarily attributable to higher performance fee revenues in 2021, of which the Affiliates’ share is determined by a contractual split and recognized as compensation over their respective vesting periods. Sales-based compensation remained at $7.6 million for the years ended December 31, 2020 and 2021, respectively. Affiliate key employee distributions increased $4.9 million, or 57.6%, from $8.5 million for the year ended December 31, 2020 to $13.4 million for the year ended December 31, 2021 as a result of higher post-variable compensation earnings and the change in the mix of earnings at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed $48.0 million in 2021, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(15.1) million for the year ended December 31, 2020 and increased $32.9 million for the year ended December 31, 2021.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Compensation and benefits expense decreased $(5.5) million, from $248.6 million for the year ended December 31, 2019 to $243.1 million for the year ended December 31, 2020. Fixed compensation and benefits decreased $(18.7) million, or (12.6)%, from $148.7 million for the year ended December 31, 2019 to $130.0 million for the year ended December 31, 2020. This decrease reflects the cost savings from the restructuring at the Center and Affiliates, as well as the disposition of Barrow Hanley and Copper Rock in 2020. Variable compensation decreased $(25.9) million, or (18.8)%, from $138.0 million for the year ended December 31, 2019 to $112.1 million for the year ended December 31, 2020. The decrease was attributable to lower pre-variable compensation earnings in 2020. Sales-based compensation decreased $(2.1) million, or (21.6)%, from $9.7 million for the year ended December 31, 2019 to $7.6 million for the year ended December 31, 2020, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(11.6) million, or (57.7)%, from $20.1 million for the year ended December 31, 2019 to $8.5 million for the year ended December 31, 2020, as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed by $52.8 million in 2020, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(67.9) million for the year ended December 31, 2019 and decreased $(15.1) million for the year ended December 31, 2020.
General and Administrative Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:    General and administrative expense decreased $(16.8) million, or (19.1)%, from $88.0 million for the year ended December 31, 2020 to $71.2 million for the year ended December 31, 2021. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the disposition of Campbell Global in the third quarter of 2021 and Barrow Hanley in the fourth quarter of 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019:    General and administrative expense decreased $(19.1) million, or (17.8)%, from $107.1 million for the year ended December 31, 2019 to $88.0 million for the year ended December 31, 2020. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the disposition of Barrow Hanley and Copper Rock in 2020.

Impairment of Goodwill
Year ended December 31, 2021 compared to year ended December 31, 2020:    Impairment of goodwill was $16.4 million for the year ended December 31, 2020 and there was no impairment for the year ended December 31, 2021. The change was the result of the impairment charge recorded for the Copper Rock reporting unit during the year ended December 31, 2020, which was included within the Liquid Alpha segment prior to its disposition in the third quarter of 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019:    No goodwill impairment charge was recorded in the year ended December 31, 2019. A goodwill impairment charge of $16.4 million was recorded for the year ended December 31, 2020 with respect to the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in July 2020. In the first quarter of 2020, we performed a quantitative impairment test of Copper Rock due to the decline in assets under management, and the fair value of the Copper Rock reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $16.4 million for the year ended December 31, 2020.
Amortization of Acquired Intangibles Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:    Amortization of acquired intangibles expense decreased $(0.2) million, or (66.7)%, from $0.3 million for the year ended December 31, 2020 to $0.1 million for the year ended December 31, 2021. The change is due to the disposition of Copper Rock in 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019:   Amortization of acquired intangibles expense increased $0.1 million, or 50.0%, from $0.2 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020. The change is due to the disposition of Copper Rock in 2020.
Depreciation and Amortization Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:    Depreciation and amortization expense increased $2.3 million, or 11.6%, from $19.8 million for the year ended December 31, 2020 to $22.1 million for the year ended December 31, 2021. The increase was primarily related to additional software and technology investments in the business.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Depreciation and amortization expense increased $3.6 million, or 22.2%, from $16.2 million for the year ended December 31, 2019 to $19.8 million for the year ended December 31, 2020. The increase was primarily related to additional software and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income;
iii.interest expense; and
iv.gain on sale of subsidiaries

Investment Income
Year ended December 31, 2021 compared to year ended December 31, 2020:    Investment income increased $3.4 million, or 69.4%, from $4.9 million for the year ended December 31, 2020 to $8.3 million for the year ended December 31, 2021. The increase is primarily due to an increase in returns generated by seed capital investments driven by continued market recovery in 2021 compared to 2020, which included the negative impact of the market decline in the first quarter of 2020.
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
Interest Income
Year ended December 31, 2021 compared to year ended December 31, 2020:    Interest income decreased $(0.4) million, or (66.7)%, from $0.6 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021, principally due to a decrease in short-term investment returns in 2021.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Interest income decreased $(1.6) million, or (72.7)%, from $2.2 million for the year ended December 31, 2019 to $0.6 million for the year ended December 31, 2020, principally due to a decrease in short-term investment returns in 2020.
Interest Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:    Interest expense decreased $(3.7) million, or (13.0)%, from $28.5 million for the year ended December 31, 2020 to $24.8 million for the year ended December 31, 2021, primarily reflecting a lower balance drawn on our revolving credit facilities during 2021. We paid down the balance in full on our revolving credit facility in the year ended December 31, 2021.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Interest expense decreased $(3.7) million, or (11.5)%, from $32.2 million for the year ended December 31, 2019 to $28.5 million for the year ended December 31, 2020, primarily reflecting a lower balance drawn on our non-recourse seed capital and revolving credit facilities during 2020. We paid down the balance on our non-recourse seed capital facility, and paid down the balance on our revolving credit facility in the year ended December 31, 2020.
Gain on Sale of Subsidiaries
Year ended December 31, 2021 compared to year ended December 31, 2020: Gain on sale of subsidiaries decreased $(192.7) million from $241.3 million for the year ended December 31, 2020 to $48.6 million for the year ended December 31, 2021, representing our gain on sale of our equity interest in ICM and Campbell Global, slightly offset by the loss on disposition of a business unit during the year ended December 31, 2021. Included in the balance for the year ended December 31, 2020 is a gain of $7.2 million on the sale of our equity interests in Copper Rock, a gain of $231.2 million on the sale of our equity interests in Barrow Hanley and a gain of $2.9 million on a previously disposed Affiliate.
Year ended December 31, 2020 compared to year ended December 31, 2019: Gain on sale of subsidiaries was $241.3 million for the year ended December 31, 2020 representing a gain of $7.2 million on the sale of our equity interests in Copper Rock, a gain of $231.2 million on the sale of our equity interests in Barrow Hanley and a gain of $2.9 million on a previously disposed Affiliate. No gain on sale of subsidiaries was recorded in the year ended December 31, 2019.

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
Year ended December 31, 2021 compared to year ended December 31, 2020:    Income tax expense decreased $(47.1) million, from $97.1 million for the year ended December 31, 2020 to $50.0 million for the year ended December 31, 2021. The decrease in income tax expense relates to the decrease in income from continuing operations for the year ended December 31, 2021, primarily related to the sale of certain Affiliates that occurred during 2021. The decrease in income tax expense from the sale was partially offset by an increase to the permanent disallowance of executive compensation in 2021, a lower tax benefit recognized in 2021 from changes in uncertain tax positions that resulted from the lapse in statute of limitations, and an increase of state tax obligations.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Income tax expense increased $86.6 million, from $10.5 million for the year ended December 31, 2019 to $97.1 million for the year ended December 31, 2020, primarily due to the increase in the income from continuing operations before taxes which was driven by the gain on sale of Affiliates, in addition to the reductions to liabilities for uncertain tax positions due to the lapse of statutes of limitation and adjustments to deferred tax assets in 2020 compared to 2019. Deferred tax assets have been adjusted primarily for changes in the Company's state tax rates and an increase in state tax obligations.

U.S. GAAP Consolidated Funds
The net income or loss of all Consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we sold our equity interests in Landmark on June 2, 2021, which resulted in the de-consolidation of all Landmark Funds as of June 2, 2021, the consummation of the sale. The discontinued operations accounting treatment was applied for the consolidated Landmark Funds.
Year ended December 31, 2021 compared to year ended December 31, 2020:   As noted above, the gains and losses related to the Landmark funds are included with discontinued operations. There were no consolidated Funds in 2021. Consolidated Funds’ revenue was $5.5 million for the year ended December 31, 2020. Consolidated Funds’ expense was $0.2 million for the year ended December 31, 2020.
Year ended December 31, 2020 compared to year ended December 31, 2019:    Consolidated Funds’ revenue decreased $(1.1) million, from $6.6 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020. Consolidated Funds’ expense decreased $(0.1) million, from $0.3 million for the year ended December 31, 2019 to $0.2 million for the year ended December 31, 2020. The decrease in Consolidated Funds’ revenue and decrease in Consolidated Funds’ expense is due to changes in the number of Consolidated Funds during the year ended December 31, 2019, including the deconsolidation of Funds due to redemption of seed investments in Barrow Hanley Consolidated Funds following the sale of our equity interests in Barrow Hanley in November 2020. Consolidated Funds’ investment gain (loss) decreased $(9.4) million from $4.2 million for the year ended December 31, 2019 to $(5.2) million for the year ended December 31, 2020.
Discontinued Operations
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we completed the sale of all our equity interests in TSW on July 19, 2021, and we completed the sale of all our equity interests in Landmark on June 2, 2021. As a result, Landmark and TSW are reported within discontinued operations.

Year ended December 31, 2021 compared to year ended December 31, 2020:    Income from discontinued operations increased $9.5 million from $67.8 million for the year ended December 31, 2020 to $77.3 million for the year ended December 31, 2021. Income from discontinued operations represents the income from TSW and Landmark, including consolidated Landmark Funds. The increase is driven by the increase in investment gains from the consolidated Landmark Funds attributable to non-controlling interests in the current year. The gain on disposal of discontinued operations, net of tax was $691.0 million for the year ended December 31, 2021 representing our gain on sale of our equity interests in Landmark and TSW. There was no gain on disposal of discontinued operations for the year ended December 31, 2020.

Year ended December 31, 2020 compared to year ended December 31, 2019:    Income from discontinued operations increased $30.5 million from $37.3 million for the year ended December 31, 2019 to $67.8 million for the for the year ended December 31, 2020. Income from discontinued operations represents the income from TSW and Landmark, including consolidated Landmark Funds. The increase is driven by the increase in investment gains from the consolidated Landmark Funds attributable to non-controlling interests in the current year.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2021, 2020 and 2019. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2021	2020	2019
Numerator: Operating income	$145.8	$131.7	$222.2
Denominator: Total revenue	$523.8	$499.5	$594.6
U.S. GAAP operating margin(1)	27.8%	26.4%	37.4%

Numerator: Total operating expenses(2)	$378.0	$367.6	$372.1
Denominator: Management fee revenue	$433.3	$478.9	$582.1
U.S. GAAP operating expense / management fee revenue(3)	87.2%	76.8%	63.9%

Numerator: Variable compensation	$130.5	$112.1	$138.0
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$289.7	$247.0	$374.0
U.S. GAAP variable compensation ratio(3)	45.0%	45.4%	36.9%

Numerator: Affiliate key employee distributions	$13.4	$8.5	20.1
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$159.2	$134.9	$236.0
U.S. GAAP Affiliate key employee distributions ratio(3)	8.4%	6.3%	8.5%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin would be 27.8% for the year ended December 31, 2021, 25.6% for the year ended December 31, 2020 and 36.7% for the year ended December 31, 2019.
(2)Excludes consolidated Funds’ expense of $0.0 million for the year ended December 31, 2021, $0.2 million for the year ended December 31, 2020 and $0.3 million for the year ended December 31, 2019.
(3)Excludes the effect of Funds consolidation for the years ended December 31, 2021, 2020 and 2019.
(4)Excludes consolidated Funds’ revenue of $0.0 million for the year ended December 31, 2021, $5.5 million for the year ended December 31, 2020 and $6.6 million for the year ended December 31, 2019.

(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2021	2020	2019
Operating income	$145.8	$131.7	$222.2
Affiliate key employee distributions	13.4	8.5	20.1
Operating (income) loss of consolidated Funds	—	(5.3)	(6.3)
Operating income before Affiliate key employee distributions	$159.2	$134.9	$236.0
Variable compensation	130.5	112.1	138.0
Operating income before variable compensation and Affiliate key employee distributions	$289.7	$247.0	$374.0
Effects of Inflation
For the years ended December 31, 2021, 2020 and 2019, inflation did not have a material effect on our consolidated results of operations.
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
ii.We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business. We also exclude the amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition. Please note that the revaluations related to these acquisition-related items are included in (i) above.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2021, 2020 and 2019
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2021, 2020 and 2019:

		Years ended December 31,
($ in millions)		2021	2020	2019
U.S. GAAP net income attributable to controlling interests		$828.4	$286.7	$223.9
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	32.9	(15.1)	(67.9)
ii.	Goodwill impairment and amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	0.1	16.8	0.2
iii.	Capital transaction costs	1.8	0.8	2.9
iv.	Seed/Co-investment (gains) losses and financings(1)	(4.0)	4.1	(9.9)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.1	1.6	1.9
vi.	Discontinued operations and restructuring(2)	(743.8)	(269.6)	(17.8)
vii.	ENI tax normalization(3)	(1.7)	2.2	(46.9)
Tax effect of above adjustments(4)		3.5	60.8	17.8
Economic net income		$118.3	$88.3	$104.2

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2021, 2020 and 2019 are shown in the following table.

	Years ended December 31,
($ in millions)	2021	2020	2019
Seed/Co-investment (gains) losses	$(5.7)	$(1.6)	$(18.7)
Financing costs:
Seed/Co-investment average balance	28.9	97.0	143.4
Blended interest rate*	5.9%	5.9%	6.1%
Financing costs	1.7	5.7	8.8
Net seed/co-investment (gains) losses and financing	$(4.0)	$4.1	$(9.9)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.
(2)For the year ended December 31, 2021, includes net income from discontinued operations attributable to controlling interest of $700.3 million, restructuring costs at the Center and Affiliates of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of Affiliates of $48.6 million. For the year ended December 31, 2020, includes net income from discontinued operations attributable to controlling interest of $39.4 million, restructuring costs at the Center and Affiliates of $9.4 million, costs associated with the transfer of an insurance policy from our former Parent of $1.6 million, and the gain on sale of Affiliates of $241.3 million. For the year ended December 31, 2019, includes net income from discontinued operations attributable to controlling interest of $27.0 million, restructuring costs at the Center of $6.7 million, costs associated with the transfer of an insurance policy from our former Parent of $0.9 million, and costs associated with the redomicile to the U.S. of $1.6 million.
(3)Includes adjustments of $3.0 million, $8.7 million and $40.8 million to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions recorded during the years ended December 31, 2021, 2020 and 2019, respectively.

(4)Reflects the sum of line items (i), (ii), (iii), (iv) and the restructuring portion of line item (vi) taxed at the 27.3% U.S. statutory rate (including state tax).
The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2021, 2020 and 2019:

		Years ended December 31,
($)		2021	2020	2019
U.S. GAAP net income per share		$10.29	$3.49	$2.45
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	0.41	(0.18)	(0.74)
ii.	Goodwill impairment and amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	—	0.20	—
iii.	Capital transaction costs	0.02	0.01	0.03
iv.	Seed/Co-investment (gains) losses and financings	(0.05)	0.05	(0.11)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.01	0.02	0.02
vi.	Discontinued operations and restructuring	(9.23)	(3.29)	(0.20)
vii.	ENI tax normalization	(0.02)	0.04	(0.51)
Tax effect of above adjustments		0.04	0.74	0.20
Economic net income per share		$1.47	$1.08	$1.14
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
ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP Revenue	$523.8	$499.5	$594.6
Include earnings from equity-accounted Affiliate	2.6	2.9	2.8
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(5.5)	(6.6)
Exclude Fund expenses reimbursed by customers	(2.9)	(4.6)	(4.4)
ENI Revenue	$523.5	$492.3	$586.4

The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2021	2020	2019
Management fees(1)	$433.3	$478.9	$582.1
Performance fees (2)	84.8	7.8	(0.1)
Other income, including equity-accounted Affiliate(3)	5.4	5.6	4.4
ENI Revenue	$523.5	$492.3	$586.4

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliate of $2.6 million for the year ended December 31, 2021, $2.9 million for the year ended December 31, 2020 and $2.8 million for the year ended December 31, 2019. Other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf that are subsequently reimbursed. Refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis” for a full discussion regarding the items excluded from the calculation of economic net income.

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP other revenue	$5.7	$7.3	$6.0
Earnings from equity-accounted Affiliate	2.6	2.9	2.8
Exclude Fund expenses reimbursed by customers	(2.9)	(4.6)	(4.4)
ENI other income	$5.4	$5.6	$4.4

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, the Company excludes the impact of key employee equity revaluations. We also exclude the amortization of contingent purchase price and pre-acquisition equity owned by employees, both with a service requirement. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP operating expense	$378.0	$367.8	$372.4
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(32.9)	15.1	67.9
Goodwill impairment and amortization of acquired intangible assets	(0.1)	(16.8)	(0.2)
Capital transaction costs	(1.2)	(0.2)	(2.7)
Restructuring costs(1)	(5.1)	(11.2)	(9.2)
Fund expenses reimbursed by customers	(2.9)	(4.6)	(4.4)
Funds’ operating expenses	—	(0.2)	(0.3)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(129.6)	(107.9)	(131.3)
Affiliate key employee distributions	(13.4)	(8.5)	(20.1)
ENI operating expense	$192.8	$233.5	$272.1

(1)For the year ended December 31, 2021, includes $3.8 million of restructuring costs at the Center and Affiliates and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2020, includes $9.4 million of restructuring costs at the Center and Affiliates and $1.6 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2019, includes restructuring costs at the Center and the Affiliates of $6.7 million.
(2)For the year ended December 31, 2021, excludes variable compensation related to restructuring at the Affiliates of $0.9 million that is included within Restructuring costs. For the year ended December 31, 2020, excludes variable compensation related to restructuring at the Center and the Affiliates of $3.8 million that is included within Restructuring costs, and Fund expenses reimbursed by customers of $0.3 million. For the year ended December 31, 2019, excludes variable compensation related to restructuring at the Center and the Affiliates of $6.7 million that is included within Restructuring costs.
The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2021	2020	2019
Fixed compensation & benefits(1)	$97.2	$125.7	$144.3
General and administrative expenses(2)	73.5	88.0	111.6
Depreciation and amortization	22.1	19.8	16.2
ENI operating expense	$192.8	$233.5	$272.1

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense to ENI fixed compensation and benefits expense for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021	2020	2019
Total U.S. GAAP compensation and benefits expense	$284.6	$243.1	$248.6
Non-cash key employee equity and profit interest revaluations excluded from ENI	(32.9)	15.1	67.9
Sales-based compensation reclassified to ENI general & administrative expenses	(7.6)	(7.6)	(9.7)
Affiliate key employee distributions	(13.4)	(8.5)	(20.1)
Restructuring expenses	(0.9)	(3.9)	(6.7)
Variable compensation	(129.6)	(107.9)	(131.3)
Fund expenses reimbursed by customers	(3.0)	(4.6)	(4.4)
ENI fixed compensation and benefits	$97.2	$125.7	$144.3

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP general and administrative expense	$71.2	$88.0	$107.1
Sales-based compensation	7.6	7.6	9.7
Capital transaction costs	(1.2)	(0.2)	(2.7)
Restructuring costs(a)	(4.1)	(7.3)	(2.5)
Additional ENI adjustments	—	(0.1)	—
ENI general and administrative expense	$73.5	$88.0	$111.6

(a)Reflects $2.9 million related to restructuring at the Center and Affiliates and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent for the year ended December 31, 2021. Reflects $5.6 million related to restructuring at the Center and Affiliates, and $1.6 million costs associated with the transfer of an insurance policy from our former Parent in the year ended December 31, 2020. Reflects $2.5 million related to our redomicile to the U.S. in the year ended December 31, 2019.
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2021, 2020 and 2019. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2021	2020	2019
Numerator: ENI operating earnings(1)	$201.1	$150.9	$183.0
Denominator: ENI revenue	$523.5	$492.3	$586.4
ENI operating margin(2)	38.4%	30.7%	31.2%

Numerator: ENI operating expense	$192.8	$233.5	$272.1
Denominator: ENI management fee revenue(3)	$433.3	$478.9	$582.1
ENI operating expense ratio(4)	44.5%	48.8%	46.7%

Numerator: ENI variable compensation	$129.6	$107.9	$131.3
Denominator: ENI earnings before variable compensation(1)(5)	$330.7	$258.8	$314.3
ENI variable compensation ratio(6)	39.2%	41.7%	41.8%

Numerator: Affiliate key employee distributions	$13.4	$8.5	$20.1
Denominator: ENI operating earnings(1)	$201.1	$150.9	$183.0
ENI Affiliate key employee distributions ratio(7)	6.7%	5.6%	11.0%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.
The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP operating income	$145.8	$131.7	$222.2
Include earnings from equity-accounted Affiliate	2.6	2.9	2.8
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	32.9	(15.1)	(67.9)
Goodwill impairment and the amortization of acquired intangible assets	0.1	16.8	0.2
Capital transaction costs	1.2	0.2	2.7
Restructuring costs(a)	5.1	11.2	9.2
Affiliate key employee distributions	13.4	8.5	20.1
Variable compensation	129.6	107.9	131.3
Funds’ operating income	—	(5.3)	(6.3)
ENI earnings before variable compensation	330.7	258.8	314.3
Less: ENI variable compensation	(129.6)	(107.9)	(131.3)
ENI operating earnings	201.1	150.9	183.0
Less: ENI Affiliate key employee distributions	(13.4)	(8.5)	(20.1)
ENI earnings after Affiliate key employee distributions	$187.7	$142.4	$162.9

(a)For the year ended December 31, 2021, includes restructuring costs of $1.2 million associated with the transfer of an insurance policy from our former Parent and $3.8 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2020, includes restructuring costs of $1.6 million associated with the transfer of an insurance policy from our former Parent and $9.4 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2019, includes $6.7 million of restructuring costs at the Center and the Affiliates, $2.5 million of costs incurred in connection with the redomicile to the U.S.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 27.8% for the year ended December 31, 2021, 25.6% for the year ended December 31, 2020 and 36.7% for the year ended December 31, 2019.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2021	2020	2019
Pre-tax economic net income(1)	$165.4	$120.8	$141.9
Intercompany interest expense deductible for U.S. tax purposes	—	—	(35.5)
Taxable economic net income	165.4	120.8	106.4
Taxes at the U.S. federal and state statutory rates(2)	(45.2)	(40.1)	(35.6)
Other reconciling tax adjustments	(1.9)	7.6	(2.1)
Tax on economic net income	(47.1)	(32.5)	(37.7)
Add back intercompany interest expense previously excluded	—	—	35.5
Economic net income	$118.3	$88.3	$104.2
Economic net income effective tax rate(3)	28.5%	26.9%	26.6%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2021	2020	2019
U.S. GAAP interest income	$0.2	$0.6	$2.2
U.S. GAAP interest expense	(24.8)	(28.5)	(32.2)
U.S. GAAP net interest expense	(24.6)	(27.9)	(30.0)
Other ENI interest expense exclusions(a)	2.3	6.3	9.0
ENI net interest income (expense)	(22.3)	(21.6)	(21.0)
ENI earnings after Affiliate key employee distributions(b)	187.7	142.4	162.9
Pre-tax economic net income	$165.4	$120.8	$141.9

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Other ENI interest expense includes $1.7 million related to the cost of seed and co-investment financing and $0.6 million related to the amortization of debt issuance costs for the year ended December 31, 2021.
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
The corporate head office is included within the Other(1)(2) category. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.

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
(2)Prior to June 30, 2021, we had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On February 6, 2021, we entered into an agreement to sell all of our interests in ICM, an equity-accounted Affiliate. On July 19, 2021, we completed the sale of all our interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and Liquid Alpha no longer constitutes a reportable segment. The ICM operating segment was reclassified to “Other” within our segment reporting for the twelve months ended months ended December 31, 2021. On July 19, 2021 we completed the sale of all our interests in ICM, an equity-accounted Affiliate. The financial results of ICM are included in the “Other” category until July 19, 2021, the consummation of the sale.
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
    Segment ENI Revenue
The following tables identify the components of segment ENI revenue for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$419.4	$13.9	$433.3	$346.8	$108.3	$23.8	$478.9
Performance fees	68.7	16.1	84.8	8.0	(0.2)	—	7.8
Other income, including equity-accounted affiliate	—	5.4	5.4	—	3.0	2.6	5.6
ENI revenue	$488.1	$35.4	$523.5	$354.8	$111.1	$26.4	$492.3

	Year ended December 31,
($ in millions)	2019
	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$370.8	$187.7	$23.6	$582.1
Performance fees	9.8	(10.2)	0.3	(0.1)
Other income, including equity-accounted affiliate	—	2.8	1.6	4.4
ENI revenue	$380.6	$180.3	$25.5	$586.4
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2021 compared to year ended December 31, 2020:  Quant & Solutions ENI revenue increased $133.3 million, or 37.6%, from $354.8 million for the year ended December 31, 2020 to $488.1 million for the year ended December 31, 2021. The $61 million increase in performance fees was primarily due to higher performance fees earned during the fourth quarter of 2021 as a result of out-performance in a wide range of strategies in 2021, such as long/short and emerging markets equities, as well as 20.9% higher management fees driven by higher average AUM primarily resulting from the equity market increase in the last twelve months.
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
Liquid Alpha Segment ENI Revenue
Year ended December 31, 2021 compared to year ended December 31, 2020:  Liquid Alpha ENI revenue was $111.1 million for the year ended December 31, 2020 and was comprised of the ENI revenue from Barrow Hanley, Copper Rock and ICM. There was no Liquid Alpha ENI revenue for the year ended December 31, 2021 as the Liquid Alpha segment no long constituted a reportable segment.

Year ended December 31, 2020 compared to year ended December 31, 2019:   Liquid Alpha ENI revenue decreased $(69.2) million, or (38.4)%, from $180.3 million for the year ended December 31, 2019 to $111.1 million for the year ended December 31, 2020. The decrease was attributable to (42.3)% lower management fees driven by lower average AUM resulting from the disposition of Barrow Hanley and Copper Rock, the equity market decline in the first quarter of 2020, and net outflows in 2020. The change in performance fees was primarily due to higher fulcrum fees recorded in the year ended December 31, 2020 compared to the year ended December 31, 2019.
    Segment ENI Expense
The following tables identify the components of segment ENI expense for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
($ in millions)	2021			2020
	Quant & Solutions	Other	Total	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$79.1	$18.1	$97.2	$73.7	$26.9	$25.1	$125.7
General and administrative expense	60.5	13.0	73.5	56.9	12.4	18.7	88.0
Depreciation and amortization	21.2	0.9	22.1	18.4	0.1	1.3	19.8
Total ENI Operating Expenses	$160.8	$32.0	$192.8	$149.0	$39.4	$45.1	$233.5
Variable compensation	100.8	28.8	129.6	72.8	29.0	6.1	107.9
Affiliate key employee distributions	12.4	1.0	13.4	4.3	3.9	0.3	8.5
Total Expenses	$274.0	$61.8	$335.8	$226.1	$72.3	$51.5	$349.9

	Year ended December 31,
($ in millions)	2019
	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$79.4	$34.2	$30.7	$144.3
General and administrative expense	66.0	19.7	25.9	111.6
Depreciation and amortization	15.2	0.2	0.8	16.2
Total ENI Operating Expenses	$160.6	$54.1	$57.4	$272.1
Variable compensation	75.6	43.7	12.0	131.3
Affiliate key employee distributions	6.4	13.7	—	20.1
Total Expenses	$242.6	$111.5	$69.4	$423.5
Quant & Solutions Segment ENI Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:  Quant & Solutions ENI operating expense increased $11.8 million, or 7.9%, from $149.0 million for the year ended December 31, 2020 to $160.8 million for the year ended December 31, 2021. The increase was driven by 7.3% higher ENI fixed compensation and benefits expense resulting from higher headcount and 6.3% higher ENI general and administrative expense primarily due to increased portfolio administrative and systems costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense increased 38.5% as a result of higher earnings before variable compensation, including performance fees. Affiliate key employee distributions attributable to Quant & Solutions increased 188.4%, primarily due to higher Quant & Solutions ENI earnings after variable compensation as well as the leveraged nature of the sharing agreement.

Year ended December 31, 2020 compared to year ended December 31, 2019:   Quant & Solutions ENI operating expense decreased $(11.6) million, or (7.2)%, from $160.6 million for the year ended December 31, 2019 to $149.0 million for the year ended December 31, 2020. The decrease was driven by (7.2)% lower ENI fixed compensation and benefits expense resulting from headcount reduction and (13.8)% lower ENI general and administrative expense such as travel reflecting the impact of COVID-19 and cost-saving initiatives. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, decreased (3.7)%, as a result of lower earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions decreased (32.8)%, primarily due to lower Quant & Solutions ENI earnings after variable compensation.
Liquid Alpha Segment ENI Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:  Liquid Alpha ENI operating expense was $39.4 million for the year ended December 31, 2020 and was comprised of the ENI expense from Barrow Hanley and Copper Rock. There was no Liquid Alpha ENI expense for the year ended December 31, 2021 as the Liquid Alpha segment no longer constituted as a reportable segment.
Year ended December 31, 2020 compared to year ended December 31, 2019:   Liquid Alpha ENI operating expense decreased $(14.7) million, or (27.2)%, from $54.1 million for the year ended December 31, 2019 to $39.4 million for the year ended December 31, 2020. The decrease was driven by (21.3)% lower ENI fixed compensation and benefits expense and (37.1)% lower ENI general and administrative expense driven by the Barrow Hanley and Copper Rock dispositions. Liquid Alpha ENI variable compensation expense, which is based on contractual arrangements, decreased (33.6)%, as a result of lower pre-variable compensation earnings. Affiliate key employee distributions attributable to Liquid Alpha decreased (71.5)%, primarily driven by dispositions and lower Liquid Alpha ENI earnings after variable compensation.
Other ENI Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:  Other ENI operating expense decreased $(13.1) million or (29.0)%, from $45.1 million for the year ended December 31, 2020 to $32.0 million for the year ended December 31, 2021. The decrease was driven by (27.9)% lower ENI fixed compensation and benefits expense resulting from dispositions, and (30.5)% lower ENI general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense increased 372.1% due to an increase in variable compensation at Campbell Global as a result of higher earnings, and an increase in Center variable compensation.
Year ended December 31, 2020 compared to year ended December 31, 2019:   Other ENI operating expense decreased $(12.3) million, or (21.4)%, from $57.4 million for the year ended December 31, 2019 to $45.1 million for the year ended December 31, 2020. The decrease was driven by (18.2)% lower ENI fixed compensation and benefits expense resulting from a reduction in headcount and (27.8)% lower ENI general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (49.2)% due to a reduction in headcount.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2021	2020	2019
Cash provided by (used in)(1)(2)
Operating activities	$(4.4)	$170.6	$(83.3)
Investing activities	1,036.0	361.6	18.4
Financing activities	(1,152.4)	(232.2)	(140.4)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Our most significant uses of cash include share repurchases, repayment of third-party borrowings, third-party interest payments, tax payments, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2021, 2020 and 2019
Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $(175.0) million, from net cash provided of $170.6 million during the year ended December 31, 2020 to net cash used of $(4.4) million during the year ended December 31, 2021. The decrease was primarily driven by taxes paid on the gain on sales of Affiliates and discontinued operations of $163 million in 2021, as well as changes in operating assets and liabilities offset by changes in net income period over period.
Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $253.9 million, from net cash used of $(83.3) million during the year ended December 31, 2019 to net cash provided of $170.6 million during the year ended December 31, 2020. The increase was primarily driven by changes in operating assets and liabilities period over period, driven largely by the Landmark earnout that was settled in the year ended December 31, 2019.
Net cash provided by investing activities of continuing operations increased $674.4 million, from $361.6 million provided in the year ended December 31, 2020 to $1,036.0 million provided in the year ended December 31, 2021. The increase was driven by sale proceeds received from the sales of Landmark, TSW, Campbell Global and ICM in 2021. Net cash provided by investing activities of continuing operations increased $343.2 million, from $18.4 million provided in the year ended December 31, 2019 to $361.6 million provided in the year ended December 31, 2020. The increase was driven by sale proceeds received from the sale of Barrow Hanley in 2020.
Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, third-party borrowings, payments made to OM plc, withholding tax payments on stock option exercises and dividend payments. Net cash used in financing activities was $(1,152.4) million, $(232.2) million and $(140.4) million for the years ended December 31, 2021, 2020 and 2019, respectively. Share repurchases and third party borrowing activity were the drivers of the changes in financing activities year over year. We paid $(1,121.7) million for share repurchases in 2021 compared to $(46.0) million in 2020 and $(239.8) million in 2019. In 2020, we paid down net $(175.0) million against third party borrowings compared to a net draw on third party borrowings of $175.0 million in 2019.

Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2021	2020	2019
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$252.1	$371.3	$72.9
Investment advisory fees receivable	167.1	100.6	139.8
Investments	4.6	24.7	124.7
Total current assets	$423.8	$496.6	$337.4
Current liabilities
Accounts payable and accrued expenses	$35.2	$31.3	$39.7
Accrued short-term incentive compensation	117.4	78.3	98.3
Notes payable and other debt(2)	121.8	—	—
Other short-term liabilities(3)	4.7	10.4	14.9
Total current liabilities	$279.1	$120.0	$152.9
Working Capital	$144.7	$376.6	$184.5
Long-term notes payable and other debt	$273.1	$394.3	$568.8

(1)Excludes the non-controlling interest portion of consolidated Funds.
(2)Includes the short-term portion of our third-party borrowings. On December 17, 2021, we issued a notice for the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 (the “2031 Notes”). On January 18, 2022 we completed the full redemption of the 2031 Notes.
(3)Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Affiliate equity and profits interests are also excluded on a short-term basis because they are funded through recycling.
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $144.7 million at December 31, 2021. Our most significant current liabilities have been accounts payable, accrued compensation expense and the short-term portion of our third-party debt. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at a sufficient level to meet short-term operational needs at both Acadian and BSUS. Periodic distributions of Acadian earnings to BSUS and Acadian key employee equity holders are made according to our distribution policies, with BSUS having the ability to access any surplus cash at Acadian as necessary during interim periods.

Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	December 31, 2021	December 31, 2020	Interest rate	Maturity
Third party borrowings:
4.80% Senior Notes Due 2026	$273.1	$272.8	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	121.8	121.5	5.125%	August 1, 2031
Total third party borrowings	$394.9	$394.3

(1)On December 17, 2021, we issued a notice for the full redemption of the $125 million aggregate principal amount outstanding for the 5.125% Senior Notes Due 2031. On January 18, 2022 we completed the full redemption of the 2031 Notes.
Third party borrowings
Revolving Credit Facility
On September 3, 2020, we along with Royal Bank of Canada, BMO Harris Bank, N.A., Bank of China, New York Branch, Wells Fargo Bank, National Association, Barclays Bank PLC, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into an amendment (the “Amendment”) to the Revolving Credit Agreement dated as of August 20, 2019 (the “Original Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”). The Amendment included changes to the Original Credit Agreement to permit the sale of the Company's equity interests in Barrow Hanley (the “Barrow Hanley Sale”). Under the Original Credit Agreement, the Barrow Hanley Sale required consent of the Lenders given that Barrow Hanley accounted for more than 10% of our consolidated Adjusted EBITDA. The Amendment provided that, effective immediately upon the consummation of the Barrow Hanley Sale, the Lenders commitments under the Credit Agreement would be $150 million. The Barrow Hanley Sale was consummated on November 17, 2020 and the Lenders’ commitments under the Amended Credit Agreement were reduced to $150 million from thereon.
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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At December 31, 2021, Acadian’s Leverage Ratio was 0.1x and Acadian’s Interest Coverage Ratio was 293x.

Senior Notes
In July 2016, we issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031. We used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, purchase seed capital from OM plc, settle a Treasury rate lock contract and pay down the balance of the previous revolving credit facility.
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
5.125% Senior Notes Due August 2031
The $125.0 million 2031 Notes incurred debt issuance costs of $(4.3) million, which are being amortized to interest expense over the fifteen-year term. The 2031 Notes can be redeemed at any time, on or after August 1, 2019, at a redemption price equal to 100.0% of the principal amount together with any related accrued and unpaid interest. On December 17, 2021, we issued a notice for the full redemption of the $125 million aggregate principal amount outstanding. On January 18, 2022 we completed the full redemption of the 2031 Notes. The redemption price for the 2031 Notes was $1,011.53 per $1,000.00 of principal amount of the 2031 Notes, which is equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed up to, but excluding, the date of redemption. The aggregate interest paid upon redemption was approximately $1.4 million.
As of December 31, 2021, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities:

	Years ended December 31,
($ in millions)	2021	2020
Share-based payments liability	$28.1	$25.0
Affiliate profit interests liability	30.6	0.8
Employee equity	58.7	25.8
Voluntary deferral plan liability	45.0	48.0
Total	$103.7	$73.8
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

Certain of our key employees are eligible to participate in our voluntary deferral plan, or VDP, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. There is a voluntary deferral plan investment balance included in investments on the Consolidated Balance Sheets that corresponds to this deferral liability.
Additionally, we have recorded accrued incentive compensation of $117.4 million and $78.3 million on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $13.8 million and $13.8 million is expected to be recognized in the years ending December 31, 2022 and 2023, respectively.
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2022 annual meeting of shareholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
($ in millions)	2021	2020	2019
Net income attributable to controlling interests	$828.4	$286.7	223.9
Net interest expense to third parties	24.6	27.9	30.0
Income tax expense (including tax expenses related to discontinued operations)	306.7	112.1	18.0
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	25.4	44.1	23.8
EBITDA	$1,185.1	$470.8	295.7
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	34.8	(12.4)	(67.9)
EBITDA of discontinued operations attributable to controlling interests	(960.2)	(62.0)	(41.9)
(Gain) loss on seed and co-investments	(5.7)	(1.6)	(18.7)
Restructuring(1)	(43.5)	(230.2)	9.2
Custody fees on seed portfolio	—	0.1	—
Capital transaction costs	1.2	0.2	2.7
Adjusted EBITDA	211.7	164.9	179.1
ENI net interest expense to third parties	(22.3)	(21.6)	(21.0)
Depreciation and amortization(2)	(24.0)	(22.5)	(16.2)
Tax on economic net income	(47.1)	(32.5)	(37.7)
Economic net income	$118.3	$88.3	104.2

(1)Included in restructuring for the year ended December 31, 2021 are $3.8 million of restructuring costs at the Center and Affiliates, $1.2 million costs associated with the transfer of an insurance policy from our former Parent, and the gain on sale of Affiliates of $48.6 million. Included in restructuring for the year ended December 31, 2020 are $9.4 million of restructuring costs at the Center and Affiliates, $1.6 million costs associated with the transfer of an insurance policy from our former Parent and the gain on sale of Affiliates of $241.3 million. Included in restructuring for the year ended December 31, 2019 are $6.7 million of restructuring costs at the Center and Affiliates and $2.5 million of costs incurred in connection with our redomicile to the U.S.
(2)The years ended December 31, 2021 and 2020 include non-cash equity-based award amortization expense.
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
Off-Balance Sheet Obligations
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interests in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, other than those described in “Contractual Obligations” as well as Note 6 and Note 15 to our Consolidated Financial Statements included in Item 8 herein, “Variable Interest Entities” and “Commitments and Contingencies”, respectively.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Third party borrowings(2)	$400.0	$125.0	$—	$275.0	$—
Lease obligations	94.5	6.2	16.6	15.3	56.4
Co-investment obligations	0.2	0.2	—	—	—
Maximum Affiliate equity and profits interests repurchase obligations(1)	58.7	5.9	11.8	11.8	29.2
Total contractual obligations	$553.4	$137.3	$28.4	$302.1	$85.6

(1)Represents amortized amounts held by Acadian key employees. Our actual funding of these potential repurchases of Acadian equity and profits interests is limited to only that portion that may be put to us by Acadian key employees or that we decide to call to facilitate succession planning at Acadian, which is typically capped annually such that we do not repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Acadian key employees. Any equity or profits interests repurchased by us are used to fund a portion of variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity.

(2)On December 17, 2021, we issued a notice for the full redemption of the $125 million aggregate principal amount outstanding for the 5.125% Senior Notes Due 2031. On January 18, 2022 we completed the full redemption of these Senior Notes.

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
Awards made under our equity plans are accounted for as equity-settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to additional paid-in capital. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on our closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards and stock options, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows. We recognize forfeitures as they occur.
We have compensation arrangements with certain of our Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by or granted to Affiliate key employees and may be repurchased either by Affiliate key employees or by us at a future date, subject to service requirements having been met. Awards of equity made to Affiliate key employees are accounted for as cash-settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled by us. The fair values of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses which incorporate assumptions for the forecasted earnings information, market risk adjustments, discount rates and post-vesting restrictions. While we believe all assumptions used in determining the fair value of the liabilities are reasonable and appropriate, certain assumptions are subjective and changes in these assumptions could result in different fair value amounts.

Taxation
We file tax returns directly with the U.S., U.K., state tax authorities and in other foreign jurisdictions. These tax returns represent our filing positions within each jurisdiction and settle our tax liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our Consolidated Financial Statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.
Deferred tax assets, net of any associated valuation allowance, have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, or if our historical trends of positive operating income changes, we may be required to record a valuation allowance on some or all of these deferred tax assets, which may have a significant effect on our financial condition and results of operations. In assessing whether a valuation allowance should be established against a deferred tax asset, we consider the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryback and carry forward periods, among other factors. The deferred tax assets decreased by $98.5 million during the year due to the utilization of deferred tax assets in connection with the sale of the Company’s interests in Landmark and TSW.
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
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our exposure to market risk is directly related to our role as an asset manager. Substantially all of our investment management revenues are derived from our agreements with our clients. Under these agreements, the revenues we receive are based on the value of our assets under management or the investment performance on client accounts for which we earn performance fees. Accordingly, our revenues and net income may decline as a result of our assets under management decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues and net income to decline further.

Our model for assessing the impact of market risk on our results uses December 31, 2021 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2021. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2021.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Almost 40% of our ENI cost structure is variable, representing variable compensation and Acadian key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-effected at our statutory combined state and federal rate of approximately 27.3% to calculate profit after tax.
The value of our assets under management was $117.2 billion as of December 31, 2021. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $43.4 million based on our current weighted average fee rate of approximately 37 basis points. Approximately $15.0 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $6.9 million impact to our gross performance fees based on our trailing twelve month performance fees of $68.7 million from the Quant & Solutions segment as of December 31, 2021. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $18.7 million in our post-tax economic net income, given our current cost structure and operating model.
Equity market risk, interest rate risk, and foreign currency risk are the market risks that could have the greatest impact on our management fees, performance fees and our business profitability. Impacts on our management and performance fees can be calculated based on the percentage of AUM constituting equity investments, or foreign currency denominated investments, respectively, multiplied by the relevant weighted average management fee and performance fee attributable to that asset class.
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $115.0 billion of equity assets under management to increase or decrease by $11.5 billion, resulting in a change in annualized management fee revenue of $42.5 million and an annual change in post-tax economic net income of approximately $16.5 million, given our current cost structure, operating model, and weighted average equity fee rates of 37 basis points at the mix of strategies as of December 31, 2021. Approximately $14.5 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1.9 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $92.7 billion of foreign currency denominated AUM to increase or decrease by $9.3 billion, resulting in a change in annualized management fee revenue of $36.6 million and an annual change in post-tax economic net income of $14.2 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of December 31, 2021. Approximately $13.5 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. Borrowings under our revolving credit facility were $0.0 million as of December 31, 2021. We currently do not hedge against this interest rate risk. As of December 31, 2021, a hypothetical 10% change in interest rates would have no material impact to our interest expense during the twelve months ended December 31, 2021.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSphere Investment Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the fair value measurement of the cash-settled affiliate awards liability
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company completed the sale of all its interests in Landmark Partners, LLC (Landmark) on June 2, 2021. The Company recognized a gain on disposal of discontinued operations of $505.8 million. Prior to the sale, the Company recorded liabilities for cash-settled equity awards made to certain affiliate key employees. The liability for these awards was revalued each reporting period to its fair value.

Report of Independent Registered Public Accounting Firm

We identified the assessment of the fair value measurement of the cash-settled affiliate awards liability, which was one of the inputs used in determining the gain on disposal, as a critical audit matter. Complex and subjective auditor judgment was required in evaluating the methodologies and key assumptions used in determining the fair value of the liability related to the cash-settled affiliate awards. The significant assumptions that required complex and subjective auditor judgment included forecasted earnings, market risk adjustments, discount rates, and adjustments to reflect the impact of post-vesting restrictions. Minor changes to these assumptions could have had an effect on the Company’s determination of the fair value of the cash-settled affiliate awards liability and impact the gain on disposal of discontinued operations related to Landmark.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process related to the fair value measurement of the cash-settled affiliate awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings to internal financial forecasts and historical results. We also compared revenue growth rates used in developing the forecasted earnings to third-party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and assessing when award holders maximize value. We evaluated the mathematical accuracy of the computations used to determine the fair value of the liability and compared the calculated fair values to the amounts recorded. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating whether the methodology used to calculate the fair value of the awards was appropriate
•performing independent calculations of market risk adjustments using a combination of data that was independently obtained from third-party sources and data obtained from the previous transaction involving Landmark
•evaluating the discount rates used by the Company by comparing them against a discount rate range that was developed using publicly available market data
•performing independent calculations of the fair value of the liability using the Company’s forecasted earnings and a combination of independent assumptions and Company assumptions and comparing the result to the amount recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Boston, Massachusetts
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BrightSphere Investment Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2022

BrightSphere Investment Group Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$252.1	$371.3
Restricted cash	—	1.6
Investment advisory fees receivable	167.1	100.6
Income taxes receivable	4.9	9.3
Fixed assets, net	50.2	62.8
Right of use assets	65.1	78.6
Investments (includes balances reported at fair value of $54.5 and $88.0)	54.5	90.0
Goodwill	20.3	20.3
Other assets	28.2	33.3
Deferred tax assets	72.4	170.3
Assets held for sale	—	326.8
Consolidated Funds’ assets held for sale	—	114.3
Total assets	$714.8	$1,379.2
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$35.2	$31.3
Accrued incentive compensation	117.4	78.3
Other compensation liabilities	103.7	73.8
Accrued income taxes	1.1	4.1
Operating lease liabilities	77.6	94.8
Other liabilities	2.5	4.9
Third party borrowings	394.9	394.3
Liabilities held for sale	—	313.3
Total liabilities	732.4	994.8
Commitments and contingencies
Equity:
Common stock (par value $0.001; 45,397,260 and 79,387,961 shares, respectively, issued)	—	0.1
Additional paid-in capital	—	492.4
Retained deficit	(6.8)	(176.5)
Accumulated other comprehensive loss	(10.8)	(13.6)
Non-controlling interests	—	1.7
Non-controlling interests in consolidated Funds	—	80.3
Total equity and non-controlling interests in consolidated Funds	(17.6)	384.4
Total liabilities and equity	$714.8	$1,379.2

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Management fees	$433.3	$478.9	$582.1
Performance fees	84.8	7.8	(0.1)
Other revenue	5.7	7.3	6.0
Consolidated Funds’ revenue	—	5.5	6.6
Total revenue	523.8	499.5	594.6
Operating expenses:
Compensation and benefits	284.6	243.1	248.6
General and administrative expense	71.2	88.0	107.1
Impairment of goodwill	—	16.4	—
Amortization of acquired intangibles	0.1	0.3	0.2
Depreciation and amortization	22.1	19.8	16.2
Consolidated Funds’ expense	—	0.2	0.3
Total operating expenses	378.0	367.8	372.4
Operating income	145.8	131.7	222.2
Non-operating income and (expense):
Investment income	8.3	4.9	16.8
Interest income	0.2	0.6	2.2
Interest expense	(24.8)	(28.5)	(32.2)
Gain on sale of subsidiaries	48.6	241.3	—
Net consolidated Funds’ investment gains (losses)	—	(5.2)	4.2
Total non-operating income	32.3	213.1	(9.0)
Income from continuing operations before taxes	178.1	344.8	213.2
Income tax expense	50.0	97.1	10.5
Income from continuing operations	128.1	247.7	202.7
Income from discontinued operations, net of tax	77.3	67.8	37.3
Gain on disposal of discontinued operations, net of tax	691.0	—	—
Net income	896.4	315.5	240.0
Net income attributable to non-controlling interests in consolidated Funds	68.0	28.8	16.1
Net income attributable to controlling interests	$828.4	$286.7	$223.9
Earnings per share (basic) attributable to controlling interests	$10.73	$3.53	$2.45
Earnings per share (diluted) attributable to controlling interests	10.29	3.49	2.45
Continuing operations earnings per share (basic) attributable to controlling interests	1.66	3.04	2.16
Continuing operations earnings per share (diluted) attributable to controlling interests	1.59	3.01	2.16
Weighted average shares outstanding	77.2	81.3	91.2
Weighted average diluted shares outstanding	80.5	82.0	91.3

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$896.4	$315.5	$240.0
Other comprehensive income:
Amortization related to derivative securities, net of tax	2.4	2.3	2.4
Foreign currency translation adjustment	0.4	1.6	1.0
Total other comprehensive income	2.8	3.9	3.4
Total comprehensive income	899.2	319.4	243.4
Comprehensive income attributable to non-controlling interests in consolidated Funds	68.0	28.8	16.1
Total comprehensive income attributable to controlling interests	$831.2	$290.6	$227.3

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2021, 2020 and 2019
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2018	105.2	$0.1	$764.6	$(640.5)	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(19.5)	—	(236.5)	—	—	(236.5)	—	—	(236.5)	—	(236.5)
Capital contributions	—	—	—	—	—	—	—	9.2	9.2	36.2	45.4
Equity-based compensation	—	—	6.2	—	—	6.2	—	—	6.2	—	6.2
Foreign currency translation adjustment	—	—	—	—	1.0	1.0	—	—	1.0	—	1.0
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Other changes in non-controlling interests	—	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Dividends ($0.40 per share)	—	—	—	(35.9)	—	(35.9)	—	—	(35.9)	—	(35.9)
Net income	—	—	—	223.9	—	223.9	—	10.3	234.2	5.8	240.0
December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	0.2	—	—	0.2	—	—	0.2	—	0.2
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(6.4)	—	(46.0)	—	—	(46.0)	—	—	(46.0)	—	(46.0)
Capital contributions	—	—	—	—	—	—	—	3.1	3.1	151.7	154.8
Equity-based compensation	—	—	2.5	—	—	2.5	—	—	2.5	—	2.5
Foreign currency translation adjustment	—	—	—	—	1.6	1.6	—	—	1.6	—	1.6
Amortization related to derivative securities, net of tax	—	—	—	—	2.3	2.3	—	—	2.3	—	2.3
Other changes in non-controlling interests	—	—	—	—	—	—	0.4	—	0.4	—	0.4
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	—	(236.0)	(236.0)
Other movements	—	—	1.4	—	—	1.4	—	—	1.4	—	1.4
Dividends ($0.13 per share)	—	—	—	(10.7)	—	(10.7)	—	—	(10.7)	—	(10.7)
Net income	—	—	—	286.7	—	286.7	—	28.4	315.1	0.4	315.5
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
Issuance of common stock	1.6	—	2.7	—	—	2.7	—	—	2.7	—	2.7
Repurchase of common stock	(35.6)	(0.1)	(465.7)	(655.9)	—	(1,121.7)	—	—	(1,121.7)	—	(1,121.7)
Capital contributions	—	—	—	—	—	—	3.8	29.7	33.5	—	33.5
Equity-based compensation	—	—	1.9	—	—	1.9	—	—	1.9	—	1.9
Foreign currency translation adjustment	—	—	—	—	0.4	0.4	—	—	0.4	—	0.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Withholding tax related to stock option exercise	—	—	(31.3)	—	—	(31.3)	—	—	(31.3)	—	(31.3)
Other changes in non-controlling interests	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Net de-consolidation of Funds	—	—	—	—	—	—	—	(178.0)	(178.0)	—	(178.0)
Dividends ($0.04 per share)	—	—	—	(2.8)	—	(2.8)	—	—	(2.8)	—	(2.8)
Net income	—	—	—	828.4	—	828.4	—	68.0	896.4	—	896.4
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$—	$(17.6)	$—	$(17.6)
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$896.4	$315.5	$240.0
Less: Income from discontinued operations, net of tax	(77.3)	(67.8)	(37.3)
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds from continuing operations	—	(0.4)	(5.8)

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	—	16.4	—
Amortization of acquired intangibles	0.1	0.3	0.2
Gain on sale of discontinued operations	(691.0)	—	—
Gain on sale of subsidiaries	(48.6)	(241.3)	—
Depreciation and amortization	22.1	19.8	16.2
Amortization of debt-related costs	4.6	4.3	3.7
Amortization and revaluation of non-cash compensation awards	39.1	(2.8)	(50.7)
Net earnings from Affiliate accounted for using the equity method	(2.6)	(2.9)	(2.8)
Distributions received from equity method Affiliate	4.4	3.0	2.7
Distributions from discontinued operations	52.7	63.0	71.9
Deferred income taxes	(1.5)	73.2	25.8
(Gains) losses on other investments	(8.8)	(8.6)	(28.8)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	(87.9)	13.6	3.6
(Increase) decrease in other receivables, prepayments, deposits and other assets	2.2	14.4	(14.9)
Increase (decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	44.7	(9.7)	(259.1)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(153.0)	(19.4)	(48.0)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(4.4)	170.6	(83.3)
Net income (loss) attributable to non-controlling interests in consolidated Funds from continuing operations	—	0.4	5.8
Adjustments to reconcile net income (loss) attributable to non-controlling interests of consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Purchase of investments	—	(146.3)	(186.9)
Sale of investments	—	91.3	149.1
Losses on other investments	—	4.9	0.6
(Increase) decrease in receivables and other assets	—	(32.2)	7.5
Increase (decrease) in accounts payable and other liabilities	—	6.7	(7.9)
Net cash flows from operating activities of continuing operations of consolidated Funds	—	(75.2)	(31.8)
Net cash flows from operating activities of continuing operations	(4.4)	95.4	(115.1)
Net cash flows from operating activities of discontinued operations	(7.1)	(4.9)	(23.4)
Total net cash flows from operating activities	(11.5)	90.5	(138.5)

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from investing activities:
Additions of fixed assets	(15.1)	(25.6)	(32.9)
Proceeds from sale of discontinued operations	949.3	—	—
Proceeds from sale of subsidiaries	61.6	295.2	5.0
Purchase of investment securities	(2.5)	(17.8)	(25.0)
Sale of investment securities	42.7	109.8	71.3
Cash flows from investing activities of consolidated Funds:
Consolidation (de-consolidation) of Funds	—	(85.7)	—
Net cash flows from investing activities of continuing operations	1,036.0	275.9	18.4
Net cash flows from investing activities of discontinued operations	3.1	(5.9)	(9.4)
Total net cash flows from investing activities	1,039.1	270.0	9.0
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	176.0	80.0	505.0
Repayment of third party and non-recourse borrowings	(176.0)	(255.0)	(330.0)
Payment of debt issuance costs	(0.4)	—	(1.8)
Proceeds from stock issuance	2.7	—	—
Payment to OM plc for DTA Deed	—	—	(32.7)
Payment to OM plc for co-investment redemptions	(1.5)	(0.3)	(5.1)
Repurchases of common stock	(776.7)	(46.0)	(239.8)
Repurchases of common stock from related parties	(345.0)	—	—
Dividends paid to shareholders	(1.9)	(7.2)	(24.5)
Dividends paid to related parties	(1.0)	(3.7)	(11.5)
Withholding tax payments related to stock option exercise	(28.6)	—	—
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	—	152.8	37.9
Redeemable non-controlling interest capital redeemed	—	(1.1)	(1.7)
Net cash flows from financing activities of continuing operations	(1,152.4)	(80.5)	(104.2)
Net cash flows from financing activities of discontinued operations	(27.2)	3.1	9.2
Total net cash flows from financing activities	(1,179.6)	(77.4)	(95.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	(152.0)	283.1	(224.5)
Cash and cash equivalents at beginning of period (including restricted cash)	372.9	82.1	283.0
Cash and cash equivalents at beginning of period classified within assets held for sale	31.2	38.9	62.5
Cash and cash equivalents at end of period	252.1	404.1	121.0
Less: cash and cash equivalents at end of period classified within assets held for sale	—	(31.2)	(38.9)
Cash and cash equivalents at end of period (including restricted cash)	$252.1	$372.9	$82.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$19.6	$24.3	$28.4
Income taxes paid	$205.0	$33.4	$44.6

Supplemental disclosure of non-cash investing and financing transactions:
Consolidation (de-consolidation) of Funds	$—	$(236.0)	$—
Payable for securities purchased by a consolidated Fund	$—	$—	$4.0
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

1) Organization and Description of the Business

BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company completed the disposition of certain Affiliates and currently operates the business through one Affiliate, Acadian Asset Management LLC (“Acadian”). Acadian comprises the Company’s Quant & Solutions reportable segment(1)(2):
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
Acadian is organized as a limited liability company. Fees for services are largely asset-based and, as a result, revenues fluctuate based on the performance of financial markets and investors’ asset flows in and out of Acadian’s products. The Company utilizes a profit-sharing model in structuring its compensation and ownership arrangements with Acadian. Variable compensation is based on the firm’s profitability. BSIG and Acadian key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Acadian key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business.
Campbell Global, LLC (“Campbell Global”), Investment Counselors of Maryland (“ICM”) and the corporate head office are included within the Other category.

(1)Prior to March 31, 2021, the Company had an Alternatives reportable segment which was comprised of Landmark Partners, LLC (“Landmark”) and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell all of the Company’s interests in Landmark. As a result of this transaction, Landmark was reclassified to discontinued operations, and the Alternatives segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of Landmark within discontinued operations and the reclassification of Campbell Global to “Other”. On June 21, 2021, the Company entered into an agreement to sell all of the Company’s interests in Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 23, Segments for further discussion.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

1) Organization and Description of the Business (cont.)

(2)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of Thompson, Siegel & Walmsley LLC (“TSW”) and ICM. On February 6, 2021, the Company entered into an agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and the Liquid Alpha segment no longer constitutes a reportable segment of the Company. The reportable segments for all periods presented have been recast to reflect the reporting of TSW within discontinued operations. Also, the ICM operating segment has been reclassified to “Other” within the Company’s segment reporting for the year ended December 31, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 23, Segments for further discussion.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

1) Organization and Description of the Business (cont.)

On November 4, 2021, the Company announced its plan to launch a fixed price tender offer to purchase up to 33,300,000 shares of its common stock (the “Shares”) at a purchase price of $31.50 per share. Under the terms of the tender offer, stockholders who tender their shares would receive a fixed price of $31.50 for each share, subject to proration if the tender offer was oversubscribed. The tender offer expired at 5:00 p.m., New York City Time, on December 6, 2021. On December 7, 2021, the Company accepted for purchase 34,917,532 shares of common stock in the tender offer for a total cost of approximately $1.1 billion excluding fees and expenses relating to the tender offer. The shares of common stock accepted for purchase includes 1,617,532 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding common stock.
On November 3, 2021, the Company entered into a repurchase agreement with Paulson and certain funds managed by Paulson and its affiliates pursuant to which the Company agreed that, on the 11th day after the expiration date of the tender offer, it would repurchase from Paulson and its affiliates, if necessary, a number of shares, such that, upon the closing of the repurchase, Paulson and its affiliates’ percentage ownership interest in the Company’s total outstanding shares shall not exceed 19.99%. In the repurchase agreement, Paulson and its affiliates agreed to tender in the tender offer at least 41.7% of the total shares held by them. In accordance therewith, on December 21, 2021, the Company consummated its repurchase of 690,000 shares of common stock from Paulson and its affiliates at $31.50 per share, following which Paulson and its affiliates owned 19.99% of the Company’s total outstanding shares of common stock.
For the year ended December 31, 2021, a reduction to additional paid-in capital in the amount of $465.7 million was recorded for share repurchases until it was depleted, with the remaining $655.9 million of share repurchases recorded to retained deficit.
For the year ended December 31, 2021, the Company did not repurchase any shares of common stock in the open market under the share repurchase program. For the year ended December 31, 2020, the Company repurchased 6,412,663 shares at a weighted average price of $7.15 per share, or approximately $46.0 million in total, including commissions. In 2019, the Company repurchased 19,479,945 shares at a weighted average price of $12.08 per share, or approximately $235.4 million in total, including commissions.
All shares of common stock repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These Consolidated Financial Statements reflect the historical balance sheets, statements of operations, statements of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows of the Company. Within these Consolidated Financial Statements, Paulson and its related entities, as defined above, are referred to as “related parties.”
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Consolidated Financial Statements; however, material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.
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
On March 30, 2021, the Company entered into a definitive agreement with Ares Holdings L.P. (“Ares”), pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark and the Company’s carried interest and co-investments in Landmark Funds. The transaction closed on June 2, 2021. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company has reclassified the financial results of Landmark and consolidated Landmark Funds to income from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019. Cash flows from discontinued operations are presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

On May 9, 2021, the Company entered into a definitive agreement with Pendal Group Limited (“Pendal”), pursuant to which Pendal agreed to purchase all of the Company’s interests in TSW and the Company’s seed investments in TSW strategies. The transaction closed on July 22, 2021. The divestiture of TSW met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company has reclassified the financial results of TSW to income from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019. Cash flows from discontinued operations are presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.
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
Management fees are recognized monthly as services are rendered. Affiliates that manage tangible property may also earn transaction fees at the time the underlying property is bought and sold. Dividend income received is recorded on the ex-dividend date.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contract with a customer. The Company has noted no instances where sales-based compensation or similar costs met the definition of an incremental cost to acquire a contract with a customer in accordance with revenue recognition guidance. There are no instances where the Company has incurred costs to fulfill a contract with a customer, therefore no assets related to contract acquisition or fulfillment have been recognized.
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
Compensation arrangements
The Company operates short term variable compensation arrangements where generally, a percentage of each Affiliate’s annual pre-variable compensation earnings, as defined in each arrangement, is allocated to a “pool” of each respective Affiliate’s key employees, and subsequently distributed to individuals subject to recommendation and approval of a remuneration committee comprised of both the Company’s and each respective Affiliate’s management. Additionally, a contractual percentage of Affiliate performance fee revenues and post-bonus profits are included in a deferred compensation pool. The deferred compensation pool is allocated to Affiliate key employees and is subject to a three-year vesting period. Variable compensation expense is accrued and recognized in the Consolidated Statements of Operations as services are provided by individual employees.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

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
Equity method investments
The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments includes the Company’s former Affiliate, ICM, as well as all unconsolidated Funds over which the Company exercises significant influence.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
•Level III—Pricing inputs are unobservable for the asset or liability and include assets and liabilities where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in timber funds.
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
Use of estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The years ended December 31, 2021 and 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ significantly from those estimates.
Operating segment
The Company currently operates in one reportable segment that provides investment management services and products primarily to institutional clients. See Note 23 for further information regarding the Company’s segment.
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
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

Cash and cash equivalents
The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. Restricted cash at December 31, 2020 represents amounts held in escrow related to the Company's disposition of a former affiliate, Barrow, Hanley, Mewhinney & Strauss (“Barrow Hanley”).
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
Fixed assets
Fixed assets are recorded at historical cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use capitalized during the application development stage is amortized using the straight-line method over the estimated useful life of the software, which is generally seven years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.
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
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

The Company performs its assessment for impairment of goodwill annually as of the first business day of the fourth quarter, or as necessary. The Company has determined that it had one reporting unit, consisting of Acadian, as of the annual goodwill impairment test date. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying amount, including goodwill. If based on the qualitative assessment it is determined that it is more likely than not that the fair value of the reporting unit is below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of the reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount equal to that excess; not to exceed the total amount of goodwill allocated to that reporting unit. Based on the Company’s most recent annual goodwill impairment test, the Company concluded that the fair value of its reporting unit was more likely than not in excess of their carrying value. At the close of each year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.
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

Discontinued Operations

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company (i) meets the held-for-sale classification criteria, is disposed of by sale, or other than by sale, and (ii) represents a strategic shift that will have a major effect on the Company's operations and financial results. The results of operations and cash flows of a

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in the Notes to Consolidated Financial Statements refers to the Company's continuing operations. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

2) Basis of Presentation and Significant Accounting Policies (cont.)

Recently adopted accounting standards
In December 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-12, ASC 740, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes.” ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted the standard on January 1, 2021. The Company has determined that the adoption of this standard did not have a material impact on its Consolidated Financial Statements and related disclosures.
New accounting standards not yet adopted

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period to determine the impact on its Consolidated Financial Statements and related disclosures.

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
December 31, 2021 and 2020

3) Divestitures, Held for Sale and Discontinued Operations
Landmark Partners
On March 30, 2021, the Company entered into a definitive agreement with Ares, pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark and the Company’s co-investments in Landmark funds. On June 2, 2021, the Company completed the sale of all its interests in Landmark to Ares for cash consideration of $690.0 million, adjusted for customary closing adjustments. The Company recognized a gain on disposal of discontinued operations of $505.8 million, net of tax of $179.5 million for the year ended December 31, 2021. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company utilized $88.2 million of its deferred tax asset in connection with the sale of all its interests in Landmark. The Company also redeemed co-investments of $31.5 million in Landmark’s funds as of June 2, 2021 upon consummation of the sale.
Thompson Siegel & Walmsley, LLC
On May 9, 2021, the Company entered into an agreement with Pendal to sell all of the Company’s interests in TSW and the Company’s seed investment in TSW strategies. On July 22, 2021, the Company completed the sale of all its interests in TSW to Pendal for cash consideration of $240.0 million. The Company recognized a gain on disposal of discontinued operations of $185.2 million net of tax of $73.9 million for the year ended December 31, 2021. The divestiture of TSW met the discontinued operations criteria as it represented a strategic shift that has a major effect on the Company’s operations and financial results. The Company utilized $10.2 million of its deferred tax asset in connection with the sale of all its interests in TSW.
Campbell Global
On June 21, 2021, the Company entered into a definitive agreement with J.P. Morgan to sell all of the Company’s interests in Campbell Global and the Company’s co-investments in Campbell Global funds. On August 31, 2021, the Company completed the sale of all its interests in Campbell Global to J.P. Morgan. Financial and operational results for Campbell Global are included within the “Other” category until August 31, 2021, the consummation of the sale. The divestiture of Campbell Global did not meet the criteria for discontinued operations. The Company also redeemed co-investments in Campbell Global’s funds as of August 31, 2021 upon consummation of the sale.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

3) Divestitures, Held for Sale and Discontinued Operations (cont.)

The major classes of assets and liabilities held for sale consisted of the following at December 31 (in millions):

	2021	2020
Cash and cash equivalents	$—	$30.6
Investment advisory fees receivable	—	12.2
Fixed assets, net	—	8.8
Right of use assets	—	12.1
Investments	—	25.1
Intangible assets, net	—	58.2
Goodwill	—	161.8
Other assets	—	17.5
Deferred tax assets	—	0.5
Assets of discontinued operations classified as held for sale(1)	$—	$326.8

Accounts payable and accrued expenses	$—	$2.2
Accrued incentive compensation	—	42.5
Other compensation liabilities	—	254.2
Operating lease liabilities	—	13.1
Other liabilities	—	1.3
Liabilities of discontinued operations classified as held for sale(1)	$—	$313.3

(1)Includes assets and liabilities of discontinued operations of Landmark and TSW as of December 31, 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

3) Divestitures, Held for Sale and Discontinued Operations (cont.)

The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Consolidated Statements of Operations for the years ended December 31 are as follows (in millions):

	2021	2020	2019
Revenues	$115.1	$219.0	$224.9
Operating expenses:
Compensation and benefits	91.2	145.6	167.6
General and administrative expenses	8.1	18.0	21.7
Amortization of intangibles	2.7	6.4	6.4
Depreciation and amortization	0.5	1.2	1.0
Consolidated Funds’ expense	0.1	0.1	0.1
Total operating expenses	102.6	171.3	196.8
Operating income	12.5	47.7	28.1
Investment gains of consolidated Funds	68.1	35.1	16.7
Income from discontinued operations before taxes	80.6	82.8	44.8
Income tax expense	3.3	15.0	7.5
Income from discontinued operations, net of tax	77.3	67.8	37.3
Gain on disposal, net of tax of $253.4	691.0	—	—
Total discontinued operations	768.3	67.8	37.3
Income from discontinued operations attributable to non-controlling interests	68.0	28.4	10.3
Net income from discontinued operations attributable to controlling interests	$700.3	$39.4	$27.0

Consolidated Funds
In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds that were considered to be variable interest entities as of June 2, 2021 upon consummation of the sale. The assets and liabilities of the consolidated Funds have been classified as held for sale as the criteria for held for sale and discontinued operations accounting treatment were met and are therefore presented separately in the Company’s Consolidated Balance Sheet as of December 31, 2020. The consolidated Funds’ investments gains from discontinued operations, net of tax, attributable to controlling interests was $0.0 million, $6.6 million, and $6.3 million in the Company’s Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

3) Divestitures, Held for Sale and Discontinued Operations (cont.)

The major classes of assets comprising the consolidated Funds classified as held for sale are as follows at December 31 (in millions):

	2021	2020
Cash and cash equivalents	$—	$0.6
Equity-accounted investments(1)	—	113.7
Consolidated Funds’ assets held for sale	$—	$114.3

(1)Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.
Other divestitures
Investment Counselors of Maryland
On February 6, 2021, the Company entered into a definitive agreement to sell all of the Company’s interests in ICM, an equity-accounted Affiliate within the “Other” category. On July 19, 2021, the Company completed the sale of all its interest in ICM to William Blair Investment Management for cash consideration totaling $18.5 million. The criteria for discontinued operations were not met for this divestiture.
BrightSphere International Ltd.
On March 17, 2021, BrightSphere completed the sale of its subsidiary BrightSphere International Ltd. to Perpetual U.S. Holdings Company Inc.
Barrow, Hanley, Mewhinney & Strauss LLC
On October 14, 2021 the Company received $15.8 million of cash proceeds from the sale of a previously disposed of Affiliate, Barrow Hanley.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

4) Investments
Investments are comprised of the following at December 31 (in millions):

	2021	2020
Other investments held at fair value	9.5	40.0
Investments related to long-term incentive compensation plans held at fair value	45.0	48.0
Total investments held at fair value	$54.5	$88.0
Equity-accounted investment in Affiliate	—	2.0
Total investments per Consolidated Balance Sheets	$54.5	$90.0
Investment income is comprised of the following for the years ended December 31 (in millions):

	2021	2020	2019
Realized and unrealized gains (losses) on other investments held at fair value	5.7	2.0	14.0
Earnings from equity-accounted investment in Affiliate	2.6	2.9	2.8
Total investment income per Consolidated Statements of Operations	$8.3	$4.9	$16.8

5) Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2021
Assets(1)
Investments in separate accounts(2)	4.6	—	—	—	4.6
Investments related to long-term incentive compensation plans(3)	45.0	—	—	—	45.0
Investments in unconsolidated Funds(4)	—	—	—	4.9	4.9
Total fair value assets	$49.6	$—	$—	$4.9	$54.5

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

5) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2020
Assets(1)
Investments in separate accounts(2)	9.7	11.6	—	—	21.3
Investments related to long-term incentive compensation plans(3)	48.0	—	—	—	48.0
Investments in unconsolidated Funds(4)	—	—	2.6	16.1	18.7
Total fair value assets	$57.7	$11.6	$2.6	$16.1	$88.0

(1)Assets measured at fair value are comprised of financial investments managed by the Company’s Affiliates.
Equity securities, including common and preferred stock, and short-term investment funds which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. The securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.
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
(2)Investments in separate accounts of $4.6 million at December 31, 2021 consist of approximately 100% of equity securities and other investments. Investments in separate accounts of $21.3 million at December 31, 2020, consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

5) Fair Value Measurements (cont.)

(3)Investments related to long-term incentive compensation plans of $45.0 million and $48.0 million at December 31, 2021 and December 31, 2020, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.9 million and $16.1 million at December 31, 2021 and December 31, 2020, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.8 million and $6.2 million at December 31, 2021 and December 31, 2020, respectively, are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year to two years from December 31, 2021. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $0.0 million and $2.6 million at December 31, 2021 and December 31, 2020, respectively, related to investments in Forestry Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction and amounts ultimately realized may vary significantly from the fair value presented.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

5) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at December 31 (in millions):

Investments in unconsolidated Funds	2021	2020
Level III financial assets
At beginning of the period	$2.6	$3.0
Redemptions	(0.1)	(0.3)
Disposals	(2.8)	—
Total net fair value gains/(losses) recognized in net income	0.3	(0.1)
Total Level III financial assets	$—	$2.6
There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2021.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2021	2020
Assets
Consolidated Funds’ assets held for sale (Note 3)	$—	$114.3
Total Assets	$—	$114.3

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

6) Variable Interest Entities (cont.)

In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds that were considered to be VIEs as of June 2, 2021 upon consummation of the sale. The Company reclassified assets of consolidated Funds as “Consolidated Funds’ assets held for sale” in the Consolidated Balance Sheets as of December 31, 2020. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these Notes for additional information. To the extent the Company has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2021	2020
Unconsolidated VIE assets	$795.5	$6,437.1
Unconsolidated VIE liabilities	$323.6	$4,332.1
Equity interests on the Consolidated Balance Sheets	$4.8	$14.3
Maximum risk of loss(1)	$5.0	$19.3

(1)Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

7) Fixed Assets

Fixed assets consisted of the following at December 31 (in millions):

	2021	2020
Leasehold improvements	$30.4	$31.6
Office equipment	8.4	14.6
Furniture and fixtures	6.2	10.9
Software and web development	103.2	97.8
Fixed assets, at cost	148.2	154.9
Accumulated depreciation and amortization	(98.0)	(92.1)
Fixed assets, net	$50.2	$62.8
Depreciation and amortization expense for continuing operations was $22.1 million, $19.8 million and $16.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company disposed of property, plant, and equipment with a cost basis of $13.6 million and accumulated depreciation of $(13.6) million during the year ended December 31, 2021. These disposals included leasehold improvements and other assets. There was no gain or loss on disposals recorded.

The Company also disposed of property, plant, and equipment related to divestitures with a cost basis of $8.1 million and accumulated depreciation of $(2.6) million during the year ended December 31, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these notes for additional information.

8) Leases
The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2021	2020
Operating lease cost	$11.2	$13.2
Variable lease cost	0.1	0.1
Sublease income	(0.5)	$(0.2)
Total operating lease expense	$10.8	$13.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.1	$11.9
ROU asset obtained in exchange for new operating lease liabilities	3.0	74.9

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

8) Leases (cont.)

In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2021 and 2020, the weighted average remaining lease term was 11.3 years and 10.0 years, respectively, and the weighted average discount rate was 3.35% and 3.35%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2022	$6.2
2023	8.6
2024	8.0
2025	7.7
2026	7.6
Thereafter	56.4
Total lease payments	94.5
Less imputed interest	(16.9)
Total	$77.6

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

9) Goodwill and Intangible Assets

The following table presents the changes in goodwill in 2021 and 2020 (in millions):

	Quant & Solutions	Alternatives	Liquid Alpha	Total
Goodwill	$22.1	$5.0	$118.4	$145.5
Accumulated impairment	(1.8)	(5.0)	(25.9)	(32.7)
December 31, 2019	$20.3	$—	$92.5	$112.8
Additions	—	—	—	—
Impairments	—	—	(16.4)	(16.4)
Disposals (1)	—	—	(76.1)	(76.1)
Goodwill	22.1	5.0	—	27.1
Accumulated impairment	(1.8)	(5.0)	—	(6.8)
December 31, 2020	$20.3	$—	$—	$20.3
Additions	—	—	—	—
Impairments	—	—	—	—
Disposals	—	—	—	—
Goodwill	22.1	—	—	22.1
Accumulated impairment	(1.8)	—	—	(1.8)
December 31, 2021	$20.3	$—	$—	$20.3

(1)The disposal of $76.1 million pertains to the goodwill assigned to the Barrow Hanley reporting unit that was divested in November 2020.
Due to the decline in the Company’s assets under management for the three months ended March 31, 2020, management determined that an interim impairment assessment was necessary as of March 31, 2020 with respect to the Copper Rock Capital Partners, LLC (“Copper Rock”) reporting unit. In the first quarter of 2020, the Company performed a quantitative impairment test for the Copper Rock reporting unit which was included within the Liquid Alpha segment prior to its disposition in July 2020. The quantitative impairment test concluded that the fair value of the reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $16.4 million for the year ended December 31, 2020. The 2021 annual impairment assessment determined that no impairment existed at the annual assessment date.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

9) Goodwill and Intangible Assets (cont.)

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
In connection with the divestitures of Landmark and TSW, the Company disposed of goodwill of $148.1 million and $13.7 million, respectively, during the year ended December 31, 2021. The Company also reclassified goodwill pertaining to Landmark and TSW of $148.1 million and $13.7 million, respectively, within “Assets held for sale” as of December 31, 2020. In connection with the divestiture of Landmark, the Company disposed of $55.5 million of intangible assets during the year ended December 31, 2021. The Company also reclassified intangible assets of $58.2 million pertaining to Landmark within “Assets held for sale” as of December 31, 2020. See Note 3, Divestitures, Held for Sale and Discontinued Operations, in these notes for additional information.

10) Related Party Transactions
Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2021	2020
Investment advisory fee receivable from unconsolidated Funds(1)	$14.1	$7.6
Total amounts due for investment advisory fee receivables from related parties	$14.1	$7.6
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2021	2020	2019
Management fees from unconsolidated Funds(1)	$52.7	$52.8	$59.0
Performance fees from unconsolidated Funds(1)	2.0	1.6	1.2
Total related party revenues	$54.7	$54.4	$60.2

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

10) Related Party Transactions (cont.)

Other related party arrangements
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.

11) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2021	2020
Accounts payable	5.0	6.7
Accrued expenses	23.4	17.8
Accrued interest payable	6.8	6.8
Total accounts payable and accrued expenses	$35.2	$31.3

12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2021	2020
Share-based payments liability (Note 19)	$28.1	$25.0
Profit interests compensation liability	30.6	0.8
Voluntary deferral plan liability (Note 18)	45.0	48.0
Total other compensation liabilities	$103.7	$73.8
Profit interests compensation expense amounted to $31.8 million in 2021, $(7.5) million in 2020, and $(56.4) million in 2019. Redemptions of profit sharing interests from Affiliate key employees for cash were $0.0 million in 2021, $4.3 million in 2020, and $9.5 million in 2019.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

13) Borrowings and Debt

The Company’s borrowings were comprised of the following as of the dates indicated (in millions):

	December 31, 2021			December 31, 2020
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring August 22, 2022(1)(2)	$—	$—		$—	$—
Total revolving credit facility	$—	$—		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	273.1	286.5	2	272.8	298.9	2
$125 million 5.125% Senior Notes Due August 1, 2031(3)	121.8	126.4	2	121.5	126.0	2
Total third party borrowings	$394.9	$412.9		$394.3	$424.9

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

13) Borrowings and Debt (cont.)

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
The weighted average interest rate for the revolving credit facility was 1.60%, 2.27% and 3.54% in 2021, 2020 and 2019, respectively.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At December 31, 2021, the Company is in compliance with these debt covenants.
Senior Notes
In July 2016, the Company issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”).
4.80% Senior Notes Due July 2026
The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and the Company incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the 100% principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate plus 0.5%, together with any related accrued and unpaid interest.
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
December 31, 2021 and 2020

13) Borrowings and Debt (cont.)

The fair value of the senior notes was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level II inputs.
As of December 31, 2021, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2022	$—
2023	—
2024	—
2025	—
2026	275.0
Thereafter	125.0
Total	$400.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2021.
Subsequent Events
On December 17, 2021, the Company issued a notice for the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. On January 18, 2022 the Company completed the full redemption of the 2031 Notes. The redemption price for the 2031 Notes was $1,011.53 per $1,000.00 of principal amount of the 2031 Notes, which is equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed up to, but excluding, the date of redemption. The aggregate interest paid upon redemption was approximately $1.4 million.
In February 2022, the Company drew down $125 million on the revolving credit facility.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

14) Income Taxes

Income from continuing operations before income taxes consisted of the following for the years ended December 31 (in millions):

	2021	2020	2019
Domestic	$171.3	$340.9	$193.0
Foreign	6.8	3.9	20.2
Total	$178.1	$344.8	$213.2

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2021	2020	2019
Current:
Federal	$36.4	$16.1	$(28.4)
State	16.3	9.6	4.1
Foreign	2.3	(0.2)	3.5
Total current expense (benefit)	55.0	25.5	(20.8)
Deferred:
Federal	(3.4)	57.7	26.9
State	(1.3)	13.4	2.9
Foreign	(0.3)	0.5	1.5
Total deferred expense (benefit)	(5.0)	71.6	31.3
Total tax expense (benefit)	$50.0	$97.1	$10.5

The Company has recognized income tax expense (benefit) related to derivative securities within other comprehensive income of $0.9 million, $0.8 million and $0.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.
The provision for income taxes in 2021, 2020 and 2019 included benefits of $0.5 million, $0.4 million and $0.4 million, respectively, related to the utilization of net operating loss carryforwards.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

14) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2021	2020	2019
Tax at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.8%	6.4%	6.1%
Non-deductible expenses	0.2%	0.2%	0.3%
Executive Compensation	1.6%	0.1%	0.4%
Adjustment to liabilities for uncertain tax positions	(1.7)%	(2.5)%	(19.2)%
Effect of foreign operations	0.7%	0.2%	0.3%
Effect of changes in tax law	—%	—%	(0.4)%
Effect of disposal of Affiliates	(0.1)%	3.6%	—%
Effect of income from non-controlling interest	—%	—%	(0.6)%
Impact of increased state tax obligations to deferred tax assets	(0.4)%	(0.4)%	(1.6)%
Impact of Redomestication to deferred tax assets	—%	—%	(1.1)%
Other	—%	(0.4)%	(0.3)%
Effective income tax rate for continuing operations	28.1%	28.2%	4.9%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to its state tax obligations, non-deductible executive compensation and the effects of foreign operations.
In connection with the sale of its Affiliates, the Company recorded tax expense of $9.4 million, $77.6 million, and $0.0 million, including tax impacts of non-deductible tax items, during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, during the year ended December 31, 2021, the Company recorded income tax expense of $256.7 million in discontinued operations.

The Company reduced its liability for uncertain tax positions by $3.4 million, $9.1 million and $40.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, due to the lapse of statute of limitations.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) included a provision that increased the business interest limitation under IRC Section 163(j) from 30% to 50% for tax years 2019 and 2020. This provision allowed the Company to utilize more of the deferred tax asset related to interest expense.

In connection with the Redomestication in 2019, the Company revalued certain deferred tax assets that were transferred to the U.S. parent from the former U.K. parent. These deferred tax assets are measured using applicable U.S. and state income tax rates. The Company’s state tax filing obligations have increased in the normal course of business and in connection with states tax law changes regarding apportionment of income. These changes have resulted in an increase to the state income tax rate and accordingly to the state deferred tax assets.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

14) Income Taxes (cont.)

The Company has elected to treat global intangible low-taxed income (“GILTI”) taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $0.9 million, $0.8 million and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the GILTI tax.

In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. At December 31, 2021, the Company has not recorded any deferred tax liabilities relating to additional taxes such as foreign withholding and state taxes which could arise on the repatriation of unremitted earnings of its non-U.S. subsidiaries. It is not practical for the Company to determine the potential unrecognized deferred tax liability related to unremitted earnings due to numerous assumptions associated with the determination.
Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2021	2020
Deferred tax assets:
Interest expense	$0.2	$5.2
Federal net operating loss	0.1	0.5
Investment in partnerships	62.4	156.1
Intangible assets	—	0.1
Employee compensation	2.7	3.9
Other	2.6	2.8
Cash flow hedge	4.9	5.5
Total deferred tax assets	72.9	174.1
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	72.9	174.1
Deferred tax liabilities:
Right of use assets	0.5	0.8
Investments	—	3.0
Total deferred tax liabilities	0.5	3.8
Net deferred tax assets	$72.4	$170.3
At December 31, 2021, the Company’s net deferred tax assets decreased as compared to December 31, 2020 primarily due to the divestitures of Landmark, TSW, Campbell, and ICM, and the redemptions of the co-investment funds.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

14) Income Taxes (cont.)

At December 31, 2021, the Company has tax attributes that carry forward for varying periods. The Company’s federal net operating loss carryforward of $0.3 million originated during 2004 and 2006 and will expire over a three to five-year period. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2021, 2020 and 2019. As of December 31, 2021, management believes it is more likely than not that the balance of the deferred tax assets will be realized based on forecasted taxable income.
A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2021	2020	2019
Balance as of January 1	$3.6	$11.3	$46.9
Additions based on current year tax positions	0.1	0.1	0.1
Reductions related to lapses of statutes of limitations	(2.7)	(7.8)	(35.7)
Balance as of December 31	$1.0	$3.6	$11.3
The Company’s liability for uncertain tax positions includes unrecognized benefits of $0.9 million and $3.4 million at December 31, 2021 and 2020, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $(0.5) million, $(0.9) million, and $(5.3) million in interest and penalties in its income tax provision for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax positions at December 31, 2021, 2020 and 2019 includes accrued interest and penalties of $0.1 million, $0.5 million and $1.4 million, respectively.
The Company believes that it is reasonably possible that a decrease of up to $0.4 million in unrecognized tax benefits may be necessary within the next twelve months, as the result of a lapse of statute of limitations.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2021, 2020 and 2019, the Company is subject to examination in two jurisdictions.
The Company and its subsidiaries file tax returns in the U.S., U.K., state, local, and other foreign jurisdictions. As of December 31, 2021, 2020 and 2019, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2018. In the U.K., as of December 31, 2021, the Company continues to be subject to an income tax examination for calendar year 2017 but otherwise is generally no longer subject to income tax examinations for tax years before 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

15) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $0.2 million in co-investments as of December 31, 2021. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
During 2021, the Company divested of all of its interests in Landmark and Campbell and funded its commitments as required through the disposition dates. As a result of these dispositions, the Company no longer had any unfunded commitments to Landmark or Campbell as of December 31, 2021. See Note 3, Divestitures, Held for Sale and Discontinued Operations for additional information.
Included in cash and cash equivalents is $1.5 million pertaining to the wind-down of BrightSphere Investment UK, Ltd.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed party. This guaranty expires in 2022. There are no liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021 and 2020, related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2021, there were no material accruals for claims, legal proceedings or other contingencies.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

15) Commitments and Contingencies (cont.)

Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2021, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2021.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The majority of the Company’s cash equivalents consists of money market funds. At December 31, 2021, approximately $176 million of the Company’s cash and cash equivalents were invested in money market funds. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

16) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2021, 2020 and 2019 is as follows (dollars in millions, except per share data):

	2021	2020	2019
Numerator:
Income from continuing operations attributable to controlling interests	128.1	247.3	196.9
Income from discontinued operations attributable to controlling interests (Note 3)	700.3	39.4	27.0
Net income attributable to controlling interests	828.4	286.7	223.9
Less: Total income available to participating unvested securities(1)	(0.1)	(0.1)	(0.1)
Total net income attributable to common stock	828.3	286.6	223.8
Denominator:
Weighted-average shares of common stock outstanding—basic	77,213,010	81,259,778	91,205,412
Potential shares of common stock:
Restricted stock units	33,175	60,276	63,540
Employee stock options	3,239,739	716,149	—
Weighted-average shares of common stock outstanding—diluted	80,485,924	82,036,203	91,268,952
Earnings per share of common stock attributable to controlling interests:
Basic:
Continuing operations	$1.66	$3.04	$2.16
Discontinued operations	$9.07	$0.49	$0.29
Basic earnings per share of common stock attributable to controlling interests	$10.73	$3.53	$2.45
Diluted
Continuing operations	$1.59	$3.01	$2.16
Discontinued operations	$8.70	$0.48	$0.29
Diluted earnings per share of common stock attributable to controlling interests	$10.29	$3.49	$2.45

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

16) Earnings Per Share (cont.)

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursements amounted to $2.9 million, $4.6 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded in other revenue in the Company’s Consolidated Statements of Operations. Other revenue may also include other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

17) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the years ended December 31 (in millions) is presented below:

	2021	2020	2019
Quant & Solutions
U.S.	$313.1	$249.7	$261.4
Non-U.S.	106.3	97.1	109.4
Liquid Alpha(1)
U.S.	—	82.0	145.5
Non-U.S.	—	26.3	42.2
Other(2)
U.S.	10.2	17.1	18.2
Non-U.S.	3.7	6.7	5.4
Management fee revenue	$433.3	$478.9	$582.1

(1)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW and completed the sale on July 22, 2021. As a result of this transaction, TSW was reclassified to discontinued operations and the Liquid Alpha no longer constitutes a reportable segment of the Company. The ICM operating segment was reclassified to “Other” within the Company’s segment reporting for the year ended December 31, 2021. On July 19, 2021, the Company completed the sale of all its equity interests in ICM. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion and Note 23, Segments for further discussion.
(2)Prior to March 31, 2021, the Company had an Alternatives reportable segment which consisted of Landmark and Campbell Global operating segments. On March 30, 2021, the Company entered into an agreement to sell of all of the Company’s interests in Landmark and completed the sale on June 2, 2021. As a result of this transaction, Landmark was reclassified to discontinued operations and the Alternatives segment no longer constitutes a reportable segment of the Company. The Campbell Global operating segment was reclassified to “Other” within the Company’s segment reporting. On August 31, 2021 the Company sold all of its equity interests in Campbell Global. See Note 3, Divestitures, Held for Sale and Discontinued Operations and Note 23, Segments for further discussion.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

18) Employee Benefits
The Company has various defined contribution plans covering substantially all of its full-time employees. In addition to pre-tax contributions made by employees, the Company also makes contributions to the qualified plans annually.
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
As of December 31, 2021 and 2020, a total of $45.0 million and $48.0 million, respectively, had been recorded as long-term compensation liabilities and a total of $45.0 million and $48.0 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $3.5 million and $3.5 million, respectively, for the year ended December 31, 2021, $7.6 million and $7.0 million, respectively, for the year ended December 31, 2020, and $7.6 million, and $7.9 million, respectively, for the year ended December 31, 2019. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 of $8.5 million, $9.0 million and $12.0 million, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

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
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2021	2020	2019
Balance, beginning of period	$25.0	$33.2	$35.4
Amortization and revaluation of granted awards	5.4	2.0	(0.4)
Affiliate disposals	(0.8)	—	—
Repurchases (cash-settled)	(1.5)	(10.2)	(1.8)
Balance, end of period	$28.1	$25.0	$33.2
Equity-settled corporate awards
BrightSphere Investment Group equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. As of December 31, 2021, the Company had 4.6 million shares of common stock available to be granted under the various plans.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

19) Equity-based Compensation (cont.)
Compensation expense recognized by the Company for the years ended December 31, 2021, 2020 and 2019 in relation to these awards was $1.9 million, $2.5 million, and $6.2 million respectively. The related income tax benefit recognized for years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.4 million and $0.5 million respectively. Unamortized compensation expense related to unvested RSAs, RSUs, Performance-based RSAs, Performance-based RSUs and stock options at December 31, 2021 of $2.7 million is expected to be recognized over a weighted-average period of 1.4 years. The service inception date for annual awards granted in 2021 is deemed to be January 1, 2020. It is anticipated that annual awards for 2021 with a fair value of $0.8 million will be granted during 2022 with a service inception date of January 1, 2021.
The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2021		2020		2019
BrightSphere Investment Group Inc. awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSAs	—	$—	—	$—	18,000	$10.09
RSUs	15,548	22.06	105,678	10.20	88,980	12.40
Performance-based RSUs	—	—	—	—	9,013	14.62
Stock options	—	—	2,820,000	0.65	2,070,000	2.48
Grants of restricted stock in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock awards:

	2021		2020		2019
BrightSphere Investment Group Inc. RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	14,010	$13.26	77,217	$14.43	325,976	$14.83
Granted during the year	—	—	—	—	18,000	10.09
Forfeited during the year	(1,500)	10.09	(6,447)	14.19	(47,453)	15.43
Vested during the year	(10,010)	14.53	(56,760)	14.75	(219,306)	14.45
Outstanding at end of the year	2,500	$10.09	14,010	$13.26	77,217	$14.43
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock awards granted to employees. There were no RSAs granted by the Company during the year ended December 31, 2021. Restricted stock awards under the plan generally have a vesting period of one to three years.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

19) Equity-based Compensation (cont.)
Grants of restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock units:

	2021		2020		2019
BrightSphere Investment Group Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	60,364	$10.53	62,899	$11.79	47,191	$14.46
Granted during the year	15,548	22.06	105,678	10.20	88,980	12.40
Forfeited during the year	(2,345)	10.30	(30,927)	10.83	(24,591)	14.46
Vested during the year	(34,864)	10.35	(77,286)	10.99	(48,681)	14.14
Outstanding at end of the year	38,703	$15.33	60,364	$10.53	62,899	$11.79
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock units granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Performance-based restricted stock awards in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock awards:

	2021		2020		2019
BrightSphere Investment Group Inc. Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	83,092	$9.78	258,678	$10.11	258,678	$10.11
Vested during the year	(36,007)	9.78	—	—	—	—
Other movements	(47,085)	9.78	(175,586)	10.26	—	—
Outstanding at end of the year	—	$—	83,092	$9.78	258,678	$10.11
Other movements includes performance-based RSAs that did not meet the market vesting condition and did not vest during the year ended December 31, 2021. There were no performance-based RSAs granted by the Company during the years ended December 31, 2021, 2020, and 2019, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

19) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock units:

	2021		2020		2019
BrightSphere Investment Group Inc. Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	9,013	$14.62	9,013	$14.62	189,335	$10.92
Granted during the year	—	—	—	—	9,013	14.62
Vested during the year	—	—	—	—	(193,125)	10.98
Other movements	—	—	—	—	3,790	14.15
Outstanding at end of the year	9,013	$14.62	9,013	$14.62	9,013	$14.62
There were no performance-based RSUs granted by the Company during the years ended December 31, 2021 and 2020, respectively. The Performance-based RSUs granted in 2019 by the Company have a market vesting condition; therefore a Monte-Carlo simulation model has been used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, the risk-free interest rate of 2.48%, and expected volatility of 26.11%, which is based on an average volatility of the Company’s peer group. Performance-based RSUs under the plan have a vesting period of three years.
Grants of Stock Options in BrightSphere Investment Group Inc.
The following tables summarizes the activity related to the Company’s stock option awards:

	2021
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	7,375,000	$11.38	3.4
Granted during the year	—	—
Forfeited during the year	—	—
Exercised during the year	(4,405,037)	11.57
Outstanding at end of the year	2,969,963	$11.09	2.5	$43,091,497
Exercisable at end of the year	911,963	$11.56	2.3	$12,802,697

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

19) Equity-based Compensation (cont.)

	2020
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	8,970,000	$12.00	4.0
Granted during the year	2,820,000	10.37	4.8
Forfeited during the year	(4,396,000)	12.00
Exercised during the year	(19,000)	12.00
Outstanding at end of the year	7,375,000	$11.38	3.4	$58,290,000
Exercisable at end of the year	4,288,000	$11.73	3.2	$32,366,640

	2019
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	6,900,000	$12.00	5.0
Granted during the year	2,070,000	12.00	5.0
Forfeited during the year	—	—
Exercised during the year	—	—
Outstanding at end of the year	8,970,000	$12.00	4.0	$—
Exercisable at end of the year	3,174,000	$12.00	4.0	$—
There were no stock options granted by the Company during the year ended December 31, 2021. The Company granted stock options with a fair value of $1.8 million and $5.1 million during the years ended December 31, 2020 and 2019, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.5 million and $4.3 million, respectively. The Company received $2.7 million and $0.2 million related to the exercise of options for the year ended December 31, 2021, and 2020, respectively. The Company realized tax benefits of $0.6 million and $0.0 million related to the exercise of options for the year ended December 31, 2021, and 2020, respectively. Shares issued upon exercise of the options represent newly issued shares.
The fair value of the stock options grant was estimated on the grant date using a Monte-Carlo simulation valuation model. The weighted average fair value of stock options granted during the years ended December 31, 2020 and 2019 was $0.65 and $2.48 per option, respectively, based on the grant date assumptions stated below.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

19) Equity-based Compensation (cont.)

	2021	2020	2019
Weighted-average grant date fair value per option	$—	$0.65	$2.48
Assumptions:
Dividend yield (1)	—%	3.9% to 7.4%	3.4%
Expected volatility (2)	—%	29.7% to 41.3%	28.4%
Risk-free interest rate (3)	—%	1.4% to 0.3%	2.6%
Expected life of options (4)	0	4.7 years to 5.0 years	5.0 years

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

20) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Foreign currency translation adjustment	1.0	—	1.0
Amortization related to derivatives securities, before tax	—	3.0	3.0
Tax impact	—	(0.6)	(0.6)
Other comprehensive income	1.0	2.4	3.4
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	1.6	—	1.6
Amortization related to derivatives securities, before tax	—	3.1	3.1
Tax impact	—	(0.8)	(0.8)
Other comprehensive income (loss)	1.6	2.3	3.9
Balance, as of December 31, 2020	$4.4	(18.0)	$(13.6)
Foreign currency translation adjustment	0.4	—	0.4
Amortization related to derivatives securities, before tax	—	3.3	3.3
Tax impact	—	(0.9)	(0.9)
Other comprehensive income	0.4	2.4	2.8
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
The Company reclassified $3.3 million, $3.1 million, and $3.0 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Operations for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

21) Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed profits of certain entities that are consolidated, but not 100% owned, which amounted to $0.0 million at December 31, 2021 and $1.7 million at December 31, 2020.
Non-controlling interests in consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than BSIG, of consolidated Funds. For the years ended December 31, 2021, 2020 and 2019 this net income was $68.0 million, $28.8 million, and $16.1 million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $0.0 million at December 31, 2021, and $80.3 million at December 31, 2020.

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
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $2.4 million, net of tax of $0.9 million  for the year ended December 31, 2021. As of December 31, 2021, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(15.6) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $3.3 million, $3.1 million and $3.0 million have been reclassified for the years ended December 31, 2021, 2020 and 2019, respectively. During the next twelve months the Company expects to reclassify approximately $3.5 million to interest expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

23) Segment Information
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
(2)Prior to June 30, 2021, the Company had a Liquid Alpha reportable segment which was comprised of TSW and ICM. On May 9, 2021, the Company entered into an agreement to sell all of the Company’s interests in TSW. On July 19, 2021, the Company completed the sale of all the Company’s interest in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and Liquid Alpha no longer constitutes a reportable segment of the Company. The ICM operating segment was reclassified to “Other” within the Company’s segment reporting for the year ended December 31, 2021. On July 19, 2021 the Company completed the sale of all its interests in ICM, an equity-accounted Affiliate. The financial results of ICM are included in the “Other” category until July 19, 2021, the consummation of the sale. See Note 3, Divestitures, Held for Sale and Discontinued Operations for further discussion.
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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to Affiliates by consolidated Funds and the Company’s share of earnings from its equity-

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

23) Segment Information (cont.)
accounted Affiliate. ENI revenue is also adjusted to exclude the separate revenues recorded under U.S. GAAP for certain Fund expenses reimbursed to our Affiliates.
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
Segment Presentation
The following tables set forth summarized operating results for the Company’s segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss) for the year ended December 31, 2021 (in millions):

	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$488.1	$35.4	$0.3	(a)	$523.8

ENI operating expenses	160.8	32.0	41.3	(b)	234.1
Earnings before variable compensation	327.3	3.4	(41.0)		289.7
Variable compensation	100.8	28.8	0.9	(c)	130.5
ENI operating earnings (after variable comp)	226.5	(25.4)	(41.9)		159.2
Affiliate key employee distributions	12.4	1.0	—		13.4
Earnings after Affiliate key employee distributions	214.1	(26.4)	(41.9)		145.8
Net interest expense	—	(22.3)	(2.3)	(d)	(24.6)
Net investment income	—	—	8.3	(e)	8.3
Gain on sale of subsidiaries	—	—	48.6	(e)	48.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	(68.0)	(e)	(68.0)
Income tax expense	—	(47.1)	(2.9)	(f)	(50.0)
Income from discontinued operations, net of tax	—	—	77.3	(g)	77.3
Gain on disposal of discontinued operations, net of tax	—	—	691.0	(h)	691.0
Economic net income	$214.1	$(95.8)	$710.1		$828.4

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

23) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2020 (in millions):

	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$354.8	$111.1	$26.4	$7.2	(a)	$499.5

ENI operating expenses	149.0	39.4	45.1	13.7	(b)	247.2
Earnings before variable compensation	205.8	71.7	(18.7)	(6.5)		252.3
Variable compensation	72.8	29.0	6.1	4.2	(c)	112.1
ENI operating earnings (after variable comp)	133.0	42.7	(24.8)	(10.7)		140.2
Affiliate key employee distributions	4.3	3.9	0.3	—		8.5
Earnings after Affiliate key employee distributions	128.7	38.8	(25.1)	(10.7)		131.7
Net interest income expense	—	—	(21.6)	(6.3)	(d)	(27.9)
Net investment income	—	—	—	(0.3)	(e)	(0.3)
Gain on sale of Affiliates	—	—	—	241.3	(e)	241.3
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(28.8)	(e)	(28.8)
Income tax (expense) benefit	—	—	(32.5)	(64.6)	(f)	(97.1)
Income from discontinued operations, net of tax	—	—	—	67.8	(g)	67.8
Economic net income	$128.7	$38.8	$(79.2)	$198.4		$286.7

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

23) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2019 (in millions):

	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$380.6	$180.3	$25.5	$8.2	(a)	$594.6

ENI operating expenses	160.6	54.1	57.4	(57.8)	(b)	214.3
Earnings before variable compensation	220.0	126.2	(31.9)	66.0		380.3
Variable compensation	75.6	43.7	12.0	6.7	(c)	138.0
ENI operating earnings (after variable comp)	144.4	82.5	(43.9)	59.3		242.3
Affiliate key employee distributions	6.4	13.7	—	—		20.1
Earnings after Affiliate key employee distributions	138.0	68.8	(43.9)	59.3		222.2
Net interest income (expense)	—	—	(21.0)	(9.0)	(d)	(30.0)
Net investment income	—	—	—	21.0	(e)	21.0
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(16.1)	(e)	(16.1)
Income tax (expense) benefit	—	—	(37.7)	27.2	(f)	(10.5)
Income from discontinued operations, net of tax	—	—	—	37.3	(g)	37.3
Economic net income	$138.0	$68.8	$(102.6)	$119.7		$223.9

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

23) Segment Information (cont.)
(c)Adjusted to include restructuring costs which are included in U.S. GAAP compensation expense.
(d)Adjusted to include the cost of seed financing, and amortization of debt issuance costs, which is included in U.S. GAAP interest expense.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

24) Selected Quarterly Financial Data
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2021 and 2020 ($ in millions, unless otherwise noted):

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$109.7	$133.3	$117.9	$162.9
Operating income	32.5	36.1	28.7	48.5
Income from continuing operations before income taxes	27.6	34.6	57.4	58.5
Income from discontinued operations, net of tax	21.9	53.4	1.2	0.8
Gain (Loss) on disposal of discontinued operations, net of tax	—	509.2	185.4	(3.6)
Net income	40.4	587.3	229.5	39.2
Net income attributable to controlling interests	27.0	532.7	229.5	39.2
Basic earnings per share ($)	$0.34	$6.71	$2.88	$0.55
Diluted earnings per share ($)	$0.33	$6.42	$2.76	$0.53
Continuing operations basic earnings per share ($)	$0.23	$0.31	$0.54	$0.59
Continuing operations diluted earnings per share ($)	$0.22	$0.29	$0.52	$0.57
Basic shares outstanding (in millions)	79.3	79.4	79.6	70.6
Diluted shares outstanding (in millions)	82.3	82.9	83.2	73.5

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$128.6	$122.6	$127.5	$120.8
Operating income	40.7	29.9	34.2	26.9
Income from continuing operations before income taxes	2.3	36.0	41.2	265.3
Income from discontinued operations, net of tax	23.3	26.7	2.1	15.7
Net income	22.1	53.9	34.0	205.5
Net income attributable to controlling interests	32.6	18.9	37.2	198.0
Basic earnings per share ($)	$0.38	$0.23	$0.46	$2.49
Diluted earnings per share ($)	$0.38	$0.23	$0.46	$2.42
Continuing operations basic earnings per share ($)	$0.06	$0.26	$0.36	$2.36
Continuing operations diluted earnings per share ($)	$0.09	$0.26	$0.36	$2.30
Basic shares outstanding (in millions)	85.1	80.4	80.0	79.6
Diluted shares outstanding (in millions)	85.1	80.4	80.9	81.8

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020

25) Subsequent Events
During the period from January 1, 2022 through February 24, 2022, the Company repurchased 1,630,691 shares at a weighted average price of $24.51 per share, or approximately $40.0 million in total, including commissions.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2021. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2021, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

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

2.3
Equity Purchase Agreement, dated as of March 30, 2021, by and among BrightSphere (Landmark) LLC, Landmark Investment Holdings LP, Landmark Partners, LLC and Ares Holdings L.P., and solely with respect to Section 10.18, BrightSphere Investment Group Inc., and solely with respect to Sections 7.1.4 through 7.1.7, 7.9.6 and 7.13.2, Landmark Partners, Inc., and solely with respect to Section 2.1, Section 2.3, Section 3.1.7(a)-(b), Section 7.1.4, Section 7.9.5, Section 7.12.4, Section 7.12.5, Section 7.13.2 thereof, each Landmark Partner identified on Exhibit E, incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 7, 2021.

2.4
Equity Purchase Agreement, dated as of May 9, 2021, by and among BrightSphere Inc., TS&W Investment Holdings LP, Thompson, Siegel & Walmsley LLC, WS&T Investment Holdings GP LLC, Pendal USA Inc. and (solely for purposes of Sections 2.3.2(c), Article 7 and Section 11.17 thereof) Pendal Group Limited, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2021.

2.5
Amendment to Equity Purchase Agreement, dated as of July 22, 2021, by and among Pendal USA Inc., BrightSphere Inc. and TS&W Investment Holdings LP., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2021.

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

Exhibit No.	Description

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

10.3
Stockholder Agreement, dated May 17, 2019, between BrightSphere Investment Group Inc. and Paulson & Co. Inc. incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2019.

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

10.31		Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart, incorporated herein by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2021.

10.32
Borrower Assignment and Assumption and Amendment Agreement, dated February 23, 2021, by and among BrightSphere Investment Group Inc., Acadian Asset Management LLC, the lenders from time to time party thereto and Citibank, N.A, as administrative agent, incorporated herein by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on March 1, 2021.

10.33	*	Form of Option Award Agreement

21.1	*	Subsidiaries of BrightSphere Investment Group Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.

104	*	The cover page of this Annual Report on Form 10-K, formatted in Inline eXtensible Business Reporting Language (embedded within the Inline XBRL document contained in Exhibit 101).
_______________________________________________________________________________
* Filed herewith
**Furnished herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSphere Investment Group Inc.
Dated:	February 28, 2022

		By:	/s/ Suren Rana
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

Signature	Title	Date

/s/ SUREN RANA
Suren Rana	President and Chief Executive Officer	February 28, 2022

/s/ JOHN PAULSON
John Paulson	Chairman	February 28, 2022

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 28, 2022

/s/ ANDREW KIM
Andrew Kim	Director	February 28, 2022

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 28, 2022

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

BrightSphere Investment Group Inc. Consolidated Balance Sheets (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Operations (in millions except for per share data)

BrightSphere Investment Group Inc. Consolidated Statements of Comprehensive Income (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Cash Flows (in millions)

BrightSphere Investment Group Inc. Notes to Consolidated Financial Statements December 31, 2021 and 2020

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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