Form 10-Q
period 2022-03-31
BrightSphere Investment Group Inc.
filed 2022-05-09
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 5, 2022 was 41,425,469.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$88.8	$252.1
Investment advisory fees receivable	114.3	167.1
Income taxes receivable	6.4	4.9
Fixed assets, net	48.9	50.2
Right of use assets	63.3	65.1
Investments	53.4	54.5
Goodwill	20.3	20.3
Other assets	27.8	28.2
Deferred tax assets	70.9	72.4
Total assets	$494.1	$714.8
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$21.0	$35.2
Accrued incentive compensation	28.9	117.4
Other compensation liabilities	94.7	103.7
Accrued income taxes	8.8	1.1
Operating lease liabilities	76.1	77.6
Other liabilities	1.3	2.5
Debt:
Revolving credit facility	88.0	—
Third party borrowings	273.2	394.9
Total liabilities	592.0	732.4
Commitments and contingencies
Equity:
Common stock (par value $0.001; 41,425,594 and 45,397,260 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained deficit	(88.0)	(6.8)
Accumulated other comprehensive loss	(9.9)	(10.8)
Non-controlling interests in consolidated Funds	—	—
Total equity	(97.9)	(17.6)
Total liabilities and equity	$494.1	$714.8
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Management fees	$102.2	$103.8
Performance fees	10.0	4.6
Other revenue	—	1.3
Total revenue	112.2	109.7
Operating expenses:
Compensation and benefits	46.8	52.6
General and administrative expense	16.9	19.1
Depreciation and amortization	5.3	5.5
Amortization of acquired intangibles	—	—
Total operating expenses	69.0	77.2
Operating income	43.2	32.5
Non-operating income and (expense):
Investment income (loss)	(0.1)	2.6
Interest income	—	—
Interest expense	(6.5)	(6.2)
Loss on extinguishment of debt	(3.2)	—
Loss on sale of subsidiary	—	(1.3)
Total non-operating income (loss)	(9.8)	(4.9)
Income from continuing operations before taxes	33.4	27.6
Income tax expense	9.6	9.1
Income from continuing operations	23.8	18.5
Income from discontinued operations, net of tax	—	21.9
Net income	23.8	40.4
Net income attributable to non-controlling interests in consolidated Funds	—	13.4
Net income attributable to controlling interests	$23.8	$27.0

Earnings per share (basic) attributable to controlling interests	$0.54	$0.34
Earnings per share (diluted) attributable to controlling interests	0.53	0.33
Continuing operations earnings per share (basic) attributable to controlling interests	0.54	0.23
Continuing operations earnings per share (diluted) attributable to controlling interests	0.53	0.22
Weighted average common stock outstanding	44.0	79.3
Weighted average diluted common stock outstanding	45.3	82.3
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$23.8	$40.4
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	1.6	0.6
Foreign currency translation adjustment	(0.7)	1.1
Total other comprehensive income	0.9	1.7
Comprehensive income attributable to non-controlling interests in consolidated Funds	—	13.4
Total comprehensive income attributable to controlling interests	$24.7	$28.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 and 2021
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$384.4
Capital contributions	—	—	—	—	—	—	3.8	—	3.8	3.8
Equity-based compensation	—	—	0.4	—	—	0.4	—	—	0.4	0.4
Foreign currency translation adjustment	—	—	—	—	1.1	1.1	—	—	1.1	1.1
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6	0.6
Other changes in non-controlling interests	—	—	—	—	—	—	0.1	—	0.1	0.1
Dividends ($0.01 per share)	—	—	—	(0.8)	—	(0.8)	—	—	(0.8)	(0.8)
Net income	—	—	—	27.0	—	27.0	—	13.4	40.4	40.4
March 31, 2021	79.4	$0.1	$492.8	$(150.3)	$(11.9)	$330.7	$5.6	$93.7	$430.0	$430.0

December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$—	$(17.6)	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	—	(103.2)	(103.2)
Equity-based compensation	—	—	0.9	—	—	0.9	—	—	0.9	0.9
Foreign currency translation adjustment	—	—	—	—	(0.7)	(0.7)	—	—	(0.7)	(0.7)
Amortization related to derivative securities, net of tax	—	—	—	—	1.6	1.6	—	—	1.6	1.6
Withholding tax related to stock option exercise	—	—	(0.9)	(1.4)	—	(2.3)	—	—	(2.3)	(2.3)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	—	(0.4)	(0.4)
Net income	—	—	—	23.8	—	23.8	—	—	23.8	23.8
March 31, 2022	41.4	$—	$—	$(88.0)	$(9.9)	$(97.9)	$—	$—	$(97.9)	$(97.9)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	23.8	40.4
Less: Income from discontinued operations, net of tax	—	(21.9)

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Loss on extinguishment of debt	3.2	—
Loss on sale of subsidiary	—	1.3
Depreciation and other amortization	5.3	5.5
Amortization of debt-related costs	2.7	1.1
Amortization and revaluation of non-cash compensation awards	(4.2)	1.6
Net earnings from Affiliate accounted for using the equity method	—	(1.1)
Distributions received from equity method Affiliate	—	1.1
Distributions from discontinued operations	—	20.3
Deferred income taxes	0.8	2.3
(Gains) losses on other investments	1.2	(2.7)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	52.7	(6.0)
Decrease in other receivables, prepayments, deposits and other assets	0.4	11.2
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(92.2)	(49.2)
Decrease in accounts payable, accrued expenses and accrued income taxes	(8.1)	(11.2)
Net cash flows from operating activities of continuing operations	(14.4)	(7.3)
Net cash flows from operating activities of discontinued operations	—	(13.0)
Total net cash flows from operating activities	(14.4)	(20.3)

Cash flows from investing activities:
Additions of fixed assets, excluding discontinued operations	(4.0)	(3.5)
Purchase of investment securities	(4.8)	(2.0)
Sale of investment securities	4.8	6.1
Net cash flows from investing activities of continuing operations	(4.0)	0.6
Net cash flows from investing activities of discontinued operations	—	2.2
Total net cash flows from investing activities	(4.0)	2.8

Cash flows from financing activities:
Proceeds from revolving credit facility	125.0	95.0
Repayment of third party borrowings and revolving credit facility	(162.0)	(14.0)
Payment for debt issuance costs	(0.9)	(0.4)
Payment to OM plc for co-investment redemptions	(1.1)	(1.3)
Dividends paid to stockholders	(0.3)	(0.6)
Dividends paid to related parties	(0.1)	(0.3)
Repurchases of common stock	(103.2)	—
Withholding tax payments related to stock option exercise	(2.3)	—
Net cash flows from financing activities of continuing operations	(144.9)	78.4
Net cash flows from financing activities of discontinued operations	—	0.4
Total net cash flows from financing activities	(144.9)	78.8
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	(163.3)	61.3
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of period	252.1	372.9
Cash and cash equivalents at beginning of period classified within assets held for sale	$—	$31.2
Cash and cash equivalents at end of period	$88.8	$465.4
Less: cash and cash equivalents at end of period classified within assets held for sale	—	(20.7)
Cash and cash equivalents at end of period from continuing operations	$88.8	444.7

Supplemental disclosure of cash flow information:
Interest paid	$8.0	$8.2
Income taxes paid	3.0	0.3

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company completed the disposition of certain Affiliates and currently operates the business through one Affiliate, Acadian Asset Management LLC (“Acadian”), within its Quant & Solutions reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies.
Acadian is organized as a limited liability company. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products. The Company utilizes a profit-sharing model in structuring its compensation and ownership with Acadian. Variable compensation is based on the firm’s profitability. BSIG and Acadian key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Acadian key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business.
The corporate head office is included within the Other category, along with the Company’s previously disposed affiliates, Campbell Global, LLC (“Campbell Global”) and Investment Counselors of Maryland (“ICM”), for the prior year period.
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

For the three months ended March 31, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions. For the three months ended March 31, 2021, the Company did not repurchase any shares of common stock.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows of the Company. Within these Condensed Consolidated Financial Statements, Paulson and its related entities, as defined above, are referred to as “related parties.”
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
The Notes to the Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 3, Discontinued Operations for additional information.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
Use of estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The three months ended March 31, 2022 were characterized by continued uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. Actual results could differ from such estimates, and the differences may be material to the Condensed Consolidated Financial Statements.
New accounting standards not yet adopted

The Company has considered all newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the unaudited Condensed Consolidated Financial Statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its Condensed Consolidated Financial Statements and related disclosures.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Discontinued Operations
Landmark Partners
On March 30, 2021, the Company entered into a definitive agreement with Ares Holdings L.P. (“Ares”), pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark and the Company’s co-investments in Landmark funds. On June 2, 2021, the Company completed the sale of all its interests in Landmark to Ares for cash consideration of $690.0 million, adjusted for customary closing adjustments. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company redeemed co-investments of $31.5 million in Landmark’s funds as of June 2, 2021 upon consummation of the sale.
Thompson, Siegel & Walmsley, LLC
On May 9, 2021, the Company entered into an agreement with Pendal Group Limited (“Pendal”), to sell all of the Company’s interests in Thompson, Siegel & Walmsley, LLC (“TSW”) and the Company’s seed investment in TSW strategies. On July 22, 2021, the Company completed the sale of all its interests in TSW to Pendal for cash consideration of $240.0 million. The divestiture of TSW met the discontinued operations criteria as it represented a strategic shift that has a major effect on the Company’s operations and financial results.
The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$58.2
Operating expenses:
Compensation and benefits	—	43.8
General and administrative expenses	—	4.4
Amortization of intangibles	—	1.6
Depreciation and amortization	—	0.3
Consolidated Funds’ expense	—	0.1
Total operating expenses	—	50.2
Operating income (loss)	—	8.0
Investment gains of consolidated Funds	—	16.6
Income from discontinued operations before taxes	—	24.6
Income tax expense	—	2.7
Income from discontinued operations, net of tax	—	21.9
Income from discontinued operations attributable to non-controlling interests	—	13.4
Net income from discontinued operations attributable to controlling interests	$—	$8.5

Consolidated Funds
In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Discontinued Operations (cont.)
that were considered to be variable interest entities (“VIEs”) as of June 2, 2021 upon consummation of the sale. The criteria for discontinued operations accounting treatment were met. The consolidated Funds’ investments gains/(losses) from discontinued operations, net of tax, attributable to controlling interests was $3.1 million in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.
4) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Other investments	9.0	9.5
Investments related to long-term incentive compensation plans	44.4	45.0
Total investments per Condensed Consolidated Balance Sheets	53.4	54.5
Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2022	2021
Realized and unrealized gains (losses) on other investments held at fair value	$(0.1)	$1.5
Earnings from equity-accounted investment in Affiliate	—	1.1
Total investment income (loss) per Condensed Consolidated Statements of Operations	$(0.1)	$2.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2022
Assets(1)
Investments in separate accounts(2)	4.5	—	—	—	4.5
Investments related to long-term incentive compensation plans(3)	44.4	—	—	—	44.4
Investments in unconsolidated Funds(4)	—	—	—	4.5	4.5
Total fair value assets	$48.9	$—	$—	$4.5	$53.4
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2021
Assets(1)
Investments in separate accounts(2)	4.6	—	—	—	4.6
Investments related to long-term incentive compensation plans(3)	45.0	—	—	—	45.0
Investments in unconsolidated Funds(4)	—	—	—	4.9	4.9
Total fair value assets	$49.6	$—	$—	$4.9	$54.5

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
(2)Investments in separate accounts of $4.5 million at March 31, 2022 consist of approximately 100% of equity securities and other investments. Investments in separate accounts of $4.6 million at December 31, 2021 consist of approximately 100% of equity securities and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $44.4 million and $45.0 million at March 31, 2022 and December 31, 2021, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.5 million and $4.9 million at March 31, 2022 and December 31, 2021, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.4 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from March 31, 2022. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2022 and 2021, respectively.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities

The Company, through its Affiliate, sponsors the formation of various entities considered to be VIEs. These VIEs are primarily Funds managed by the Company’s Affiliate and other partnership interests typically owned entirely by third party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own non-controlling interests in the Affiliate.
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to more than an insignificant amount of the risks and rewards of the entity. Typically, the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial. The Company did not consolidate any funds that are VIEs as of March 31, 2022 and December 31, 2021.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2022	December 31, 2021
Unconsolidated VIE assets	$765.4	$795.5
Unconsolidated VIE liabilities	$316.1	$323.6
Equity interests on the Condensed Consolidated Balance Sheets	$4.4	$4.8
Maximum risk of loss(1)	$4.6	$5.0

(1)Includes equity investments the Company has made or is required to make.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	March 31, 2022			December 31, 2021
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$88.0	$88.0	2	$—	$—
Total revolving credit facility	$88.0	$88.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$273.2	$265.3	2	$273.1	$286.5	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		121.8	126.4	2
Total third party borrowings	$273.2	$265.3		$394.9	$412.9

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(3)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded a $3.2 million loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.
Revolving Credit Facility
On March 7, 2022, the Company, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian Credit Agreement”), which replaced the Company’s revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of this Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case, an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR for plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio. In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the Acadian interest coverage ratio must not be less than 4.0x.

8) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 12 years, some of which include options to extend the leases for up to 5 years.
The following table summarizes information about the Company’s operating leases for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2.5	$2.9
Sublease income	(0.1)	—
Total operating lease expense	$2.4	$2.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2	$2.6
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2022 and 2021, the weighted average remaining lease term was 11.2 years and 11.1 years, respectively, and the weighted average discount rate was 3.35% and 3.34%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Leases (cont.)

Operating Leases
Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	4.0
2023	8.6
2024	8.0
2025	7.7
2026	7.6
Thereafter	56.4
Total lease payments	$92.3
Less imputed interest	(16.2)
Total	$76.1
Operational commitments
The Company had an unfunded commitment to invest up to approximately $0.2 million in co-investments at a former Affiliate as of March 31, 2022. These commitments will be funded as required through the end of the investment period through 2022.
Included in cash and cash equivalents is $1.5 million pertaining to the wind-down of BrightSphere Investment UK, Ltd.
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022 related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings, and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2022, there were no material accruals for claims, legal proceedings, or other contingencies.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2022, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2022.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. At March 31, 2022, approximately $20.5 million of the Company’s cash and cash equivalents were invested in money market funds. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income from continuing operations attributable to controlling interests	$23.8	$18.5
Income from discontinued operations attributable to controlling interests (Note 3)	—	8.5
Net income attributable to common stock	$23.8	$27.0
Denominator:
Weighted-average shares of common stock outstanding—basic	43,969,713	79,319,556
Potential shares of common stock:
Restricted stock units	10,112	35,621
Employee stock options	1,347,565	2,965,491
Weighted-average shares of common stock outstanding—diluted	45,327,390	82,320,668

Earnings per share of common stock attributable to controlling interests:
Basic
Continuing operations	$0.54	$0.23
Discontinued operations	—	0.11
Basic earnings per share of common stock attributable to controlling interests	$0.54	$0.34
Diluted
Continuing operations	$0.53	$0.22
Discontinued operations	—	0.11
Diluted earnings per share of common stock attributable to controlling interests	$0.53	$0.33

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

Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. There was no revenue from expense reimbursements for the three months ended March 31, 2022. Revenue from expense reimbursements amounted to $1.0 million for the three months ended March 31, 2021. Revenue is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three months ended March 31 (in millions) are presented below:

	Three Months Ended March 31,
	2022	2021
Quant & Solutions
U.S.	$77.0	$74.4
Non-U.S.	25.2	24.5
Other(1)
U.S.	—	3.7
Non-U.S.	—	1.2
Management fee revenue	$102.2	$103.8

(1)The Company’s previously disposed affiliates, Campbell Global and ICM, are included within the Other category for the three months ended March 31, 2021.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment	(0.7)	—	(0.7)
Amortization related to derivatives securities, before tax(1)	—	2.2	2.2
Tax impact	—	(0.6)	(0.6)
Other comprehensive income (loss)	(0.7)	1.6	0.9
Balance, as of March 31, 2022	$4.1	$(14.0)	$(9.9)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2020	$4.4	$(18.0)	$(13.6)
Foreign currency translation adjustment	1.1	—	1.1
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	1.1	0.6	1.7
Balance, as of March 31, 2021	$5.5	$(17.4)	$(11.9)

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $1.3 million of amortization expense included in Amortization related to derivatives securities, before tax.
For the three months ended March 31, 2022 and 2021, the Company reclassified $2.2 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations.

13) Derivatives and Hedging
Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Derivatives and Hedging (cont.)

assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 7, Borrowings and Debt, for additional information on the debt issuances.
As of March 31, 2022, the balance recorded in accumulated other comprehensive income (loss) was $(14.0) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $2.2 million and $0.8 million have been reclassified for the three months ended March 31, 2022 and 2021, respectively. During the next twelve months the Company expects to reclassify approximately $3.3 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $2.2 million interest expense reclassified to earnings for the three months ended March 31, 2022) was reclassified to earnings as interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments
The Company has the following reportable segment:
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

The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global, ICM for the three months ended March 31, 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
The following table presents the financial data for the Company’s segment for the three months ended March 31, 2022 (in millions):

	Three Months Ended March 31, 2022
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$112.2	$—	$—		$112.2

ENI operating expenses	41.1	4.5	(6.4)	(a)	39.2
Earnings before variable compensation	71.1	(4.5)	6.4		73.0
Variable compensation	26.3	1.6	—		27.9
ENI operating earnings (after variable comp)	44.8	(6.1)	6.4		45.1
Affiliate key employee distributions	1.9	—	—		1.9
Earnings after Affiliate key employee distributions	42.9	(6.1)	6.4		43.2
Net interest expense	—	(4.6)	(1.9)	(b)	(6.5)
Net investment income	—	—	(0.1)	(c)	(0.1)
Loss on extinguishment of debt	—	—	(3.2)	(c)	(3.2)
Income tax expense	—	(8.8)	(0.8)	(d)	(9.6)
Economic net income	$42.9	$(19.5)	$0.4		$23.8

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
The following table presents the financial data for the Company’s segments for the three months ended March 31, 2021 (in millions):

	Three Months Ended March 31, 2021
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$103.5	$6.3	$(0.1)	(e)	$109.7

ENI operating expenses	39.1	9.7	3.1	(a)	51.9
Earnings before variable compensation	64.4	(3.4)	(3.2)		57.8
Variable compensation	22.6	0.9	0.5	(f)	24.0
ENI operating earnings (after variable comp)	41.8	(4.3)	(3.7)		33.8
Affiliate key employee distributions	1.5	(0.2)	—		1.3
Earnings after Affiliate key employee distributions	40.3	(4.1)	(3.7)		32.5
Net interest expense	—	(5.4)	(0.8)	(b)	(6.2)
Net investment income	—	—	2.6	(c)	2.6
Loss on sale of subsidiary	—	—	(1.3)	(c)	(1.3)
Net income attributable to non-controlling interests in consolidated Funds	—	—	(13.4)	(c)	(13.4)
Income tax expense	—	(8.3)	(0.8)	(d)	(9.1)
Income from discontinued operations, net of tax	—	—	21.9	(c)	21.9
Economic net income	$40.3	$(17.8)	$4.5		$27.0

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
Reconciling Adjustments:
(a)Adjusted to include non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, and amortization of acquired intangible assets, restructuring costs, consolidated Funds’ operating expenses and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.
(b)Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.
(c)Adjusted to include net investment income (loss), the loss on extinguishment of debt, net income (loss) attributable to non-controlling interests in consolidated Funds, and the loss on sale of subsidiary, and the results of discontinued operations, net of tax, all of which are included in U.S. GAAP net income attributable to controlling interests.
(d)Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Also adjusted to include the tax impact of certain ENI adjustments; exclude the tax expense

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
or benefits relating to uncertain tax positions, and exclude the tax impact of other unusual items that are not related to current operating results for ENI purposes.
(e)Adjusted to exclude earnings from equity-accounted Affiliate, which are included in U.S. GAAP investment income, and to include consolidated Funds revenues and the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.
(f)Adjusted to include restructuring costs which are included in U.S. GAAP compensation expense.

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
Our MD&A is presented in five sections:
•Overview provides a brief description of our business. It includes information on our reporting segment and underlying Affiliate, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by strategy, client type and location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the Three Months Ended March 31, 2022 and 2021 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2022 and 2021, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2022 and 2021 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segments.
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
The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global, LLC (“Campbell Global”) and Investment Counselors of Maryland (“ICM”), for the three months ended March 31, 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
Under U.S. GAAP, Acadian is consolidated into our financial statements. We may also be required to consolidate Acadian’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.
    Recent Developments
COVID-19 Impact
The COVID-19 pandemic has had a significant impact on the global economy and the financial and securities markets. Ongoing global health concerns and uncertainty regarding the impact of COVID-19 could lead to further market volatility. As the pandemic continues to evolve, we continue to monitor the economic uncertainty and market volatility related to COVID-19, which has impacted the investment management industry in which we operate. The extent of the impact on our business operations and financial results will depend on a number of factors and future developments, including the spread of variants of COVID-19, which are uncertain and cannot be predicted. See Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities Exchange Commission on February 28, 2022.
Russia Invasion of Ukraine
Russia’s military invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries (including the imposition of broad-ranging economic sanctions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets and adversely affected regional and global economies. Although our overall exposure to Russian securities is limited, the extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by those subject to sanctions, such as cyber attacks) are impossible to predict, but could result in significant market disruptions, including in certain industries or sectors, and may negatively affect global supply chains, inflation and global growth.

    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended March 31, 2022 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $14.0 billion, or 13%, of our AUM are in accounts in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2022 and 2021:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
U.S. GAAP Basis
Revenue	$112.2	$109.7	$2.5
Pre-tax income from continuing operations attributable to controlling interests	33.4	27.6	5.8
Net income from continuing operations attributable to controlling interests	23.8	18.5	5.3
Net income attributable to controlling interests	23.8	27.0	(3.2)
U.S. GAAP operating margin(1)	38.5%	29.6%	888 bps
Earnings per share, basic ($)	$0.54	$0.34	$0.20
Earnings per share, diluted ($)	$0.53	$0.33	$0.20
Basic shares outstanding (in millions)	44.0	79.3	(35.3)
Diluted shares outstanding (in millions)	45.3	82.3	(37.0)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$112.2	$109.8	$2.4
Pre-tax economic net income(5)	32.2	30.8	1.4
Adjusted EBITDA	43.0	42.1	0.9
ENI operating margin(6)	34.5%	34.2%	34 bps
Economic net income(7)	23.4	22.5	0.9
ENI diluted EPS ($)	$0.52	$0.27	$0.25

Other Operational Information
Assets under management (AUM) at period end (in billions)	$110.2	$120.2	$(10.0)
Net client cash flows (in billions)	(2.2)	(3.5)	1.3
Annualized revenue impact of net flows(8)	(1.1)	(7.9)	6.8

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
(3)Excludes restructuring costs at Acadian of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended March 31, 2022. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $1.5 million, costs associated with the transfer of an insurance policy from our former parent of $0.3 million, and the loss on sale of subsidiary of $1.3 million for the three months ended March 31, 2021.
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
Assets Under Management
The following table presents our assets under management as of each of the dates indicated:

($ in billions)	March 31, 2022	December 31, 2021
Acadian Asset Management	$110.2	$117.2

Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2022	December 31, 2021
Developed Markets	83.0	89.3
Emerging Markets	27.2	27.9
Total assets under management	$110.2	$117.2

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2022		December 31, 2021
	AUM	% of total	AUM	% of total
Public/Government	47.6	43.2%	52.6	44.9%
Commingled Trust/UCITS	25.3	23.0%	26.1	22.3%
Corporate/Union	15.2	13.8%	15.8	13.5%
Sub-advisory	$13.7	12.4%	$14.1	12.0%
Endowment/Foundation	3.2	2.9%	3.3	2.8%
Mutual Fund	1.0	0.9%	1.0	0.9%
Other	4.2	3.8%	4.3	3.6%
Total assets under management	$110.2		$117.2

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2022		December 31, 2021
	AUM	% of total	AUM	% of total
U.S.	$74.9	68.0%	$77.1	65.8%
Europe	19.5	17.7%	20.1	17.2%
Asia	3.6	3.3%	5.5	4.7%
Australia	5.8	5.2%	5.9	5.0%
Other	6.4	5.8%	8.6	7.3%
Total assets under management	$110.2		$117.2

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2022	2021
Quant & Solutions
Beginning balance	$117.2	$107.0
Gross inflows	3.5	2.2
Gross outflows	(6.6)	(6.4)
Reinvested income and distributions	0.9	0.6
Net flows	(2.2)	(3.6)
Market appreciation (depreciation)	(4.8)	7.0
Other	—	1.1
Ending balance	$110.2	$111.5
Average AUM(1)	$111.3	$109.3

Other(2)
Beginning balance	$—	$9.0
Gross inflows	—	0.2
Gross outflows	—	(0.1)
Net flows	—	0.1
Market appreciation	—	0.7
Other	—	(1.1)
Ending balance	$—	$8.7
Average AUM	$—	$8.3
Average AUM of consolidated Affiliates	$—	$4.7

Total
Beginning balance	$117.2	$116.0
Gross inflows	3.5	2.4
Gross outflows	(6.6)	(6.5)
Reinvested income and distributions	0.9	0.6
Net flows	(2.2)	(3.5)
Market appreciation (depreciation)	(4.8)	7.7
Ending balance continuing operations	$110.2	$120.2
Discontinued operations(2)	—	43.1
Ending balance including discontinued operations	$110.2	$163.3
Average AUM	$111.3	$117.6
Average AUM of consolidated Affiliates	$111.3	$114.0

Annualized basis points: inflows	50.3	49.0
Annualized basis points: outflows	33.4	34.0
Annualized revenue impact of net flows ($ in millions)	$(1.1)	$(7.9)

(1)Average AUM equals average AUM of consolidated Affiliates.
(2)Our reportable segments reflect the sales of Landmark Partners (“Landmark”) and Thompson, Siegel & Walmsley LLC (“TSW”) and the reclassification of their AUM, asset flows and market appreciation (depreciation) to discontinued operations. The Other category consists of our previously disposed affiliates, Campbell Global and ICM, for the three months ended March 31, 2021.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2022	2021
Sub-advisory
Beginning balance	$14.1	$11.5
Gross inflows	0.5	0.5
Gross outflows	(0.4)	(0.5)
Reinvested income and distributions	0.1	0.1
Net flows	0.2	0.1
Market appreciation (depreciation)	(0.6)	0.6
Ending balance	$13.7	$12.2

Institutional
Beginning balance	$97.8	$97.8
Gross inflows	2.6	1.4
Gross outflows	(5.9)	(5.6)
Reinvested income and distributions	0.8	0.5
Net flows	(2.5)	(3.7)
Market appreciation (depreciation)	(4.0)	6.3
Ending balance	$91.3	$100.4

Retail/Other
Beginning balance	$5.3	$6.7
Gross inflows	0.4	0.5
Gross outflows	(0.3)	(0.4)
Net flows	0.1	0.1
Market appreciation (depreciation)	(0.2)	0.8
Ending balance	$5.2	$7.6

Total
Beginning balance	$117.2	$116.0
Gross inflows	3.5	2.4
Gross outflows	(6.6)	(6.5)
Reinvested income and distributions	0.9	0.6
Net flows	(2.2)	(3.5)
Market appreciation (depreciation)	(4.8)	7.7
Ending balance continuing operations	110.2	120.2
Discontinued operations(1)	—	43.1
Ending balance including discontinued operations	$110.2	$163.3

(1)Reflects the disposition of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2022	2021
U.S.
Beginning balance	$77.1	$80.4
Gross inflows	2.4	1.8
Gross outflows	(2.3)	(4.0)
Reinvested income and distributions	0.6	0.4
Net flows	0.7	(1.8)
Market appreciation (depreciation)	(2.9)	5.8
Ending balance	$74.9	$84.4

Non-U.S.
Beginning balance	$40.1	$35.6
Gross inflows	1.1	0.6
Gross outflows	(4.3)	(2.5)
Reinvested income and distributions	0.3	0.2
Net flows	(2.9)	(1.7)
Market appreciation (depreciation)	(1.9)	1.9
Ending balance	$35.3	$35.8

Total
Beginning balance	$117.2	$116.0
Gross inflows	3.5	2.4
Gross outflows	(6.6)	(6.5)
Reinvested income and distributions	0.9	0.6
Net flows	(2.2)	(3.5)
Market appreciation (depreciation)	(4.8)	7.7
Ending balance continuing operations	110.2	120.2
Discontinued operations(1)	—	43.1
Adjusted ending balance including discontinued operations	$110.2	$163.3

(1)Reflects the disposition of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.
At March 31, 2022, our total assets under management were $110.2 billion, a decrease of $(7.0) billion, or (6.0)%, compared to $117.2 billion at December 31, 2021 and a decrease of $(10.0) billion, or (8.3)%, compared to $120.2 billion at March 31, 2021. The decrease in assets under management compared to March 31, 2021 is a result of the dispositions of previous Affiliates, ICM and Campbell Global, that occurred in the three months ended September 30, 2021. The change in assets under management during the three months ended March 31, 2022 reflects net market depreciation of $(4.8) billion, and net outflows of $(2.2) billion.

For the three months ended March 31, 2022, our net flows were $(2.2) billion compared to $(0.8) billion for the three months ended December 31, 2021 and $(3.5) billion for the three months ended March 31, 2021. The change in net flows during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to reduced outflows in Global managed volatility strategies and higher gross sales in non-U.S. equity strategies. Reinvested income and distributions of $0.9 billion, $0.7 billion, and $0.6 billion are reflected in the net flows for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. For the three months ended March 31, 2022, the annualized revenue impact of the net flows was $(1.1) million. This is compared to the annualized revenue impact of net flows of $0.1 million for the three months ended December 31, 2021 and $(7.9) million for the three months ended March 31, 2021. Gross inflows of $3.5 billion during the three-month period yielded approximately 50 bps compared to $2.4 billion yielding approximately 49 bps in the year-ago period, and gross outflows in the same period of $(6.6) billion yielded approximately 33 bps compared to $(6.5) billion yielding approximately 34 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2022 and 2021
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2022	2021	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$102.2	$103.8	$(1.6)
Performance fees	10.0	4.6	5.4
Other revenue	—	1.3	(1.3)
Total revenue	112.2	109.7	2.5
Compensation and benefits	46.8	52.6	(5.8)
General and administrative expense	16.9	19.1	(2.2)
Depreciation and amortization	5.3	5.5	(0.2)
Total operating expenses	69.0	77.2	(8.2)
Operating income	43.2	32.5	10.7
Investment income (loss)	(0.1)	2.6	(2.7)
Interest expense	(6.5)	(6.2)	0.3
Loss on extinguishment of debt	(3.2)	—	(3.2)
Loss on sale of subsidiary	—	(1.3)	1.3
Income from continuing operations before taxes	33.4	27.6	5.8
Income tax expense	9.6	9.1	0.5
Income from continuing operations	23.8	18.5	5.3
Income from discontinued operations, net of tax	—	21.9	(21.9)
Net income	23.8	40.4	(16.6)
Net income (loss) attributable to non-controlling interests in consolidated Funds	—	13.4	(13.4)
Net income attributable to controlling interests	$23.8	$27.0	$(3.2)

Basic earnings per share ($)	$0.54	$0.34	$0.20
Diluted earnings per share ($)	0.53	0.33	0.20
Weighted average shares of common stock outstanding—basic	44.0	79.3	(35.3)
Weighted average shares of common stock outstanding—diluted	45.3	82.3	(37.0)

U.S. GAAP operating margin(1)	38.5%	29.6%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2022	2021
Net income attributable to controlling interests	$23.8	$27.0
Exclude: (Income) on discontinued operations attributable to controlling interests, net of tax	—	(8.5)
Net income from continuing operations attributable to controlling interests	23.8	18.5
Add: Income tax expense	9.6	9.1
Pre-tax income from continuing operations attributable to controlling interests	$33.4	$27.6
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles; and
iii.other revenue, consisting primarily of consulting services as well as reimbursement of certain Fund expenses our Affiliates paid on behalf of our Funds.

Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 37.3 bps for the three months ended March 31, 2022, and 37.0 bps for the three months ended March 31, 2021. The overall weighted average fee rate increase for the three months ended March 31, 2022 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Management fees decreased $(1.6) million, or (1.5)%, from $103.8 million for the three months ended March 31, 2021 to $102.2 million for the three months ended March 31, 2022. The decrease was primarily attributable to the disposition of Campbell Global, partially offset by positive market return at Acadian. Average assets under management excluding equity-accounted Affiliate decreased (2.4)%, from $114.0 billion for the three months ended March 31, 2021 to $111.3 billion for the three months ended March 31, 2022, mainly due to the dispositions of Campbell Global, partially offset by positive market returns at Acadian over the last twelve months.

Performance Fees
Approximately $14.0 billion, or 13% of our AUM in consolidated Affiliates, were in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Performance fees improved $5.4 million, from $4.6 million for the three months ended March 31, 2021 to $10.0 million for the three months ended March 31, 2022 due to out-performance in certain non-U.S. strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Other Revenue
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Other revenue decreased $(1.3) million, from $1.3 million for the three months ended March 31, 2021 to $0.0 million for the three months ended March 31, 2022. The decrease was primarily attributable to the disposition of ICM in 2021.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, and revaluation of key employee owned Affiliate equity and profit interests;
ii.general and administrative expenses; and
iii.depreciation and amortization charges.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022	2021
Fixed compensation and benefits(1)	$21.9	$25.2
Sales-based compensation(2)	1.9	1.6
Variable compensation(3)	27.9	24.0
Affiliate key employee distributions(4)	1.9	1.3
Non-cash Affiliate key employee equity revaluations(5)	(6.8)	0.5
Total U.S. GAAP compensation and benefits expense	$46.8	$52.6

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three months ended March 31, 2022 and 2021, $21.9 million and $24.3 million, respectively, of fixed compensation and benefits (of the $21.9 million and $25.2 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
(2)Sales-based compensation is paid to our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.

(3)Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is awarded based on a contractual percentage of Affiliate ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Three Months Ended March 31,
($ in millions)	2022	2021
Cash variable compensation	$25.3	$23.0
Non-cash equity-based award amortization	2.6	1.0
Total variable compensation(a)	$27.9	$24.0

(a)For the three months ended March 31, 2022, $27.9 million of variable compensation expense (of the $27.9 million above) are included within economic net income. For the three months ended March 31, 2021, $23.5 million of variable compensation expense (of the $24.0 million above) are included within economic net income, which excludes $0.5 million of variable compensation associated with restructuring at the Center and Affiliates.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Compensation and benefits expense decreased $(5.8) million, or (11.0)%, from $52.6 million for the three months ended March 31, 2021 to $46.8 million for the three months ended March 31, 2022. Fixed compensation and benefits decreased $(3.3) million, or (13.1)%, from $25.2 million for the three months ended March 31, 2021 to $21.9 million for the three months ended March 31, 2022, primarily reflecting the Affiliate disposition and cost savings at the Center. Variable compensation increased $3.9 million, or 16.3%, from $24.0 million for the three months ended March 31, 2021 to $27.9 million for the three months ended March 31, 2022. The increase was attributable to higher pre-variable compensation earnings and the contractual share of variable compensation earned on performance fees. Sales-based compensation increased $0.3 million, or 18.8%, from $1.6 million for the three months ended March 31, 2021 to $1.9 million for the three months ended March 31, 2022, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $0.6 million, or 46.2%, from $1.3 million for the three months ended March 31, 2021 to $1.9 million for the three months ended March 31, 2022, primarily as a result of higher earnings. Revaluations of Affiliate equity decreased by $(7.3) million reflecting the change in value of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $0.5 million for the three months ended March 31, 2021 and decreased $(6.8) million for the three months ended March 31, 2022.
General and Administrative Expense
Three months ended March 31, 2022 compared to three months ended March 31, 2021: General and administrative expense decreased $(2.2) million, or (11.5)%, from $19.1 million for the three months ended March 31, 2021 to $16.9 million for the three months ended March 31, 2022. The decrease was primarily due to the disposition of Affiliate.
Depreciation and Amortization Expense
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Depreciation and amortization expense decreased $(0.2) million, or (3.6)%, from $5.5 million for the three months ended March 31, 2021 to $5.3 million for the three months ended March 31, 2022. The decrease was primarily due to the disposition of Affiliate.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest expense;
iii.loss on extinguishment of debt; and
iv.loss on sale of subsidiary.

Investment Income
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Investment income decreased $(2.7) million, from $2.6 million for the three months ended March 31, 2021 to $(0.1) million for the three months ended March 31, 2022. The decrease was primarily due to lower amounts of seed capital deployed following the disposition of previously disposed Affiliates and lower returns on seed capital investments.
Interest Expense
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Interest expense increased $0.3 million, or 4.8%, from $6.2 million for the three months ended March 31, 2021 to $6.5 million for the three months ended March 31, 2022, primarily reflecting the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that were redeemed on January 18, 2022.
Loss on Extinguishment of Debt
Three months ended March 31, 2022 compared to three months ended March 31, 2021: There was no loss on extinguishment of debt in the three months ended March 31, 2021. Loss on extinguishment of debt was $(3.2) million for the three months ended March 31, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we completed on January 18, 2022.
Loss on Sale of Subsidiary
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Loss on sale of subsidiary was $(1.3) million for the three months ended March 31, 2021, representing the loss on disposition of a business unit during the three months ended March 31, 2021. There was no loss on sale of subsidiary in the three months ended March 31, 2022.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Income tax expense increased $0.5 million, from $9.1 million for the three months ended March 31, 2021 to $9.6 million for the three months ended March 31, 2022. The increase in income tax expense relates to an increase in income from continuing operations during the three months ended March 31, 2022.

U.S. GAAP Consolidated Funds
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we sold our equity interests in Landmark on June 2, 2021, which resulted in the de-consolidation of all Landmark Funds as of June 2, 2021, the consummation of the sale. There were no consolidated Funds for the three months ended March 31, 2022. As previously noted, consolidated Landmark Funds are included in discontinued operations for the three months ended March 31, 2021.
Discontinued Operations
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we completed the sale of all our equity interests in TSW on July 19, 2021, and we completed the sale of all our equity interests in Landmark on June 2, 2021. As a result, Landmark and TSW are reported within discontinued operations.
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Income from discontinued operations was $21.9 million for the three months ended March 31, 2021, representing the net income from TSW and Landmark, including consolidated Landmark Funds. The sales of TSW and Landmark were completed in 2021; therefore, there was no income from discontinued operations during the three months ended March 31, 2022.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in millions)	2022	2021
Numerator: Operating income	$43.2	$32.5
Denominator: Total revenue	$112.2	$109.7
U.S. GAAP operating margin	38.5%	29.6%

Numerator: Total operating expenses	$69.0	$77.2
Denominator: Management fee revenue	$102.2	$103.8
U.S. GAAP operating expense / management fee revenue	67.5%	74.4%

Numerator: Variable compensation	$27.9	$24.0
Denominator: Operating income before variable compensation and Affiliate key employee distributions(1)	$73.0	$57.8
U.S. GAAP variable compensation ratio	38.2%	41.5%

Numerator: Affiliate key employee distributions	$1.9	$1.3
Denominator: Operating income before Affiliate key employee distributions(1)	$45.1	$33.8
U.S. GAAP Affiliate key employee distributions ratio	4.2%	3.8%

(1)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2022	2021
Operating income	$43.2	$32.5
Affiliate key employee distributions	1.9	1.3
Operating income before Affiliate key employee distributions	45.1	33.8
Variable compensation	27.9	24.0
Operating income before variable compensation and Affiliate key employee distributions	$73.0	$57.8
Effects of Inflation
Our financial results may be impacted by changes in the total level of our assets under management. The value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these AUM could lead to reduced revenues as management fees are generally calculated based upon the size of AUM.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2022 and 2021
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
($ in millions)		2022	2021
U.S. GAAP net income attributable to controlling interests		$23.8	$27.0
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(6.8)	0.4
ii.	Amortization of acquired intangible assets	—	—
iii.	Capital transaction costs	5.0	0.5
iv.	Seed/Co-investment (gains) losses and financings(1)	0.2	(3.9)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.3
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	0.4	(2.3)
vii.	ENI tax normalization	0.2	0.5
Tax effect of above adjustments, as applicable(3)		0.3	—
Economic net income		$23.4	$22.5

(1)The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2022 and 2021 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2022	2021
Seed/Co-investment (gains) losses	$0.1	$(4.6)
Financing costs:
Seed/Co-investment average balance	4.3	44.5
Blended interest rate*	6.3%	6.1%
Financing costs	0.1	0.7
Net seed/co-investment (gains) losses and financing	$0.2	$(3.9)

* The blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.
(2)The three months ended March 31, 2022 includes restructuring costs at the Affiliate of $0.1 million, and costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The three months ended March 31, 2021 includes income from discontinued operations attributable to controlling interests of $(5.4) million, restructuring costs at the Center and Affiliate of $1.5 million, costs associated with the redomicile to the U.S. of $0.3 million, and the loss on sale of subsidiary of $1.3 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP revenue	$112.2	$109.7
Include investment return on equity-accounted Affiliate	—	1.1
Exclude Fund expenses reimbursed by customers	—	(1.0)
ENI revenue	$112.2	$109.8

The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2022	2021
Management fees(1)	$102.2	$103.8
Performance fees(2)	10.0	4.6
Other income, including equity-accounted Affiliate(3)	—	1.4
ENI revenue	$112.2	$109.8

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our previously disposed equity-accounted Affiliate of $1.1 million for the three months ended March 31, 2021. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP other revenue	$—	$1.3
Earnings from equity-accounted Affiliate	—	1.1
Exclude Fund expenses reimbursed by customers	—	(1.0)
ENI other income	$—	$1.4

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP operating expense	$69.0	$77.2
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	6.8	(0.4)
Capital transaction costs	—	(0.4)
Restructuring costs(1)	(0.4)	(1.8)
Fund expenses reimbursed by customers	—	(1.0)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(27.9)	(23.5)
Affiliate key employee distributions	(1.9)	(1.3)
ENI operating expense	$45.6	$48.8

(1)The three months ended March 31, 2022 includes $0.1 million of restructuring costs at the Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2021 includes $1.5 million of restructuring costs at the Center and Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent.

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2022	2021
Fixed compensation & benefits(1)	$21.9	$24.3
General and administrative expenses(2)	18.4	19.0
Depreciation and amortization	5.3	5.5
ENI operating expense	$45.6	$48.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2022 and 2021 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2022	2021
Total U.S. GAAP compensation and benefits expense	$46.8	$52.6
Non-cash key employee equity and profit interest revaluations excluded from ENI	6.8	(0.4)
Sales-based compensation reclassified to ENI general & administrative expenses	(1.9)	(1.6)
Affiliate key employee distributions	(1.9)	(1.3)
Restructuring expenses	—	(0.5)
Variable compensation	(27.9)	(23.5)
Fund expenses reimbursed by customers	—	(1.0)
ENI fixed compensation and benefits	$21.9	$24.3

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP general and administrative expense	$16.9	$19.1
Sales-based compensation	1.9	1.6
Capital transaction costs	—	(0.4)
Restructuring costs	(0.4)	(1.3)
ENI general and administrative expense	$18.4	$19.0
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2022 and 2021. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2022	2021
Numerator: ENI operating earnings(1)	$38.7	$37.5
Denominator: ENI revenue	$112.2	$109.8
ENI operating margin(2)	34.5%	34.2%

Numerator: ENI operating expense	$45.6	$48.8
Denominator: ENI management fee revenue(3)	$102.2	$103.8
ENI operating expense ratio(4)	44.6%	47.0%

Numerator: ENI variable compensation	$27.9	$23.5
Denominator: ENI earnings before variable compensation(1)(5)	$66.6	$61.0
ENI variable compensation ratio(6)	41.9%	38.5%

Numerator: Affiliate key employee distributions	$1.9	$1.3
Denominator: ENI operating earnings(1)	$38.7	$37.5
ENI Affiliate key employee distributions ratio(7)	4.9%	3.5%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP operating income	$43.2	$32.5
Include earnings from equity-accounted Affiliate	—	1.1
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(6.8)	0.4
Capital transaction costs	—	0.4
Restructuring costs(a)	0.4	1.8
Affiliate key employee distributions	1.9	1.3
Variable compensation	27.9	23.5
ENI earnings before variable compensation	66.6	61.0
Less: ENI variable compensation	(27.9)	(23.5)
ENI operating earnings	38.7	37.5
Less: ENI Affiliate key employee distributions	(1.9)	(1.3)
ENI earnings after Affiliate key employee distributions	$36.8	$36.2

(a)The three months ended March 31, 2022 includes $0.1 million of restructuring costs at the Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2021 includes $1.5 million of restructuring costs at the Center and Affiliates and $0.3 million costs associated with the transfer of an insurance policy from our former parent.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 38.5% for the three months ended March 31, 2022 and 29.6% for the three months ended March 31, 2021.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2022	2021
Pre-tax economic net income(1)	$32.2	$30.8
Intercompany interest expense deductible for U.S. tax purposes	—	—
Taxable economic net income	32.2	30.8
Taxes at the U.S. federal and state statutory rates(2)	(8.8)	(8.4)
Other reconciling tax adjustments	—	0.1
Tax on economic net income	(8.8)	(8.3)
Economic net income	$23.4	$22.5
Economic net income effective tax rate(3)	27.3%	26.9%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2022	2021
U.S. GAAP interest income	$—	$—
U.S. GAAP interest expense	(6.5)	(6.2)
U.S. GAAP net interest expense	(6.5)	(6.2)
Other ENI interest expense exclusions(a)	1.9	0.8
ENI net interest expense	(4.6)	(5.4)
ENI earnings after Affiliate key employee distributions(b)	36.8	36.2
Pre-tax economic net income	$32.2	$30.8

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

    Segment Analysis
We operate our business through the following reportable segment:
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

The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global and ICM, for the three months ended March 31, 2021. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
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

    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022		2021
	Quant & Solutions	Total	Quant & Solutions	Other	Total
Management fees	$102.2	$102.2	$98.9	$4.9	$103.8
Performance fees	10.0	10.0	4.6	—	4.6
Other income, including equity-accounted affiliate	—	—	—	1.4	1.4
ENI revenue	$112.2	$112.2	$103.5	$6.3	$109.8
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Quant & Solutions ENI revenue increased $8.7 million, or 8.4%, from $103.5 million for the three months ended March 31, 2021 to $112.2 million for the three months ended March 31, 2022. The increase was attributable to 3.3% higher management fees, driven by higher average AUM, as well as an increase in performance fees due to out-performance in certain non-U.S. strategies.
Other ENI Revenue
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Other ENI revenue was $6.3 million for the three months ended March 31, 2021 representing the revenue from our previously disposed Affiliates, Campbell Global and ICM. The sales of Campbell Global and ICM were completed in 2021, therefore there was no Other ENI revenue for the three months ended March 31, 2022.
    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022			2021
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$19.8	$2.1	$21.9	$18.6	$5.7	$24.3
General and administrative expense	16.1	2.3	18.4	15.3	3.7	19.0
Depreciation and amortization	5.2	0.1	5.3	5.2	0.3	5.5
Total ENI operating expenses	$41.1	$4.5	$45.6	$39.1	$9.7	$48.8
Variable compensation	26.3	1.6	27.9	22.6	0.9	23.5
Affiliate key employee distributions	1.9	—	1.9	1.5	(0.2)	1.3
Total expenses	$69.3	$6.1	$75.4	$63.2	$10.4	$73.6

Quant & Solutions Segment ENI Expense
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Quant & Solutions ENI operating expense increased $2.0 million, or 5.1%, from $39.1 million for the three months ended March 31, 2021 to $41.1 million for the three months ended March 31, 2022. The increase was driven by 6.5% higher ENI fixed compensation and benefits expense resulting from higher headcount and 5.2% higher ENI general and administrative expense primarily due to increased portfolio administrative and systems costs. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, increased 16.4%, as a result of higher earnings before variable compensation and the contractual share of variable compensation earned on performance fees. Affiliate key employee distributions attributable to Quant & Solutions increased 26.7%, primarily due to higher ENI earnings after variable compensation.
Other ENI Expense
Three months ended March 31, 2022 compared to three months ended March 31, 2021: Other ENI operating expense decreased $(5.2) million, or (53.6)%, from $9.7 million for the three months ended March 31, 2021 to $4.5 million for the three months ended March 31, 2022. The decrease was driven by (63.2)% lower fixed compensation and benefit expense and (37.8)% lower general and administrative expense resulting from disposition of Affiliates in 2021. Other ENI variable compensation expense increased 77.8% due to higher non-cash equity compensation amortization at the Center.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cash provided by (used in)(1)
Operating activities	$(14.4)	$(7.3)
Investing activities	(4.0)	0.6
Financing activities	(144.9)	78.4

(1)Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2022 and 2021
Net cash from operating activities from continuing operations decreased $(7.1) million, from net cash used of $7.3 million for the three months ended March 31, 2021 to net cash used of $14.4 million for the three months ended March 31, 2022, driven by the disposition of Affiliates in 2021, as well as changes in net income offset by changes in operating assets and liabilities period over period. In the three months ended March 31, 2022, net cash from investing activities of continuing operations decreased $(4.6) million, from $0.6 million provided in the three months ended March 31, 2021 to $4.0 million used in the three months ended March 31, 2022, driven by higher sales of investment securities in the three months ended March 31, 2021 and higher purchases of investment securities in the three months ended March 31, 2022. Net cash from financing activities from continuing operations decreased $223.3 million, from $78.4 million provided in the three months ended March 31, 2021 to $144.9 million used in the three months ended March 31, 2022, primarily due to the repayment of third party borrowings and revolving credit facility, as well as higher share repurchases in the three months ended March 31, 2022.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in millions)	2022	2021
Net income attributable to controlling interests	$23.8	$27.0
Net interest expense to third parties	6.5	6.2
Income tax expense (including tax expenses related to discontinued operations)	9.6	11.7
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	5.4	7.5
EBITDA	$45.3	$52.4
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(5.9)	0.8
EBITDA of discontinued operations attributable to controlling interests	—	(10.0)
(Gain) loss on seed and co-investments	0.1	(4.6)
Restructuring expenses(1)	0.3	3.1
Capital transaction costs	3.2	0.4
Adjusted EBITDA	$43.0	$42.1
ENI net interest expense to third parties	(4.6)	(5.4)
Depreciation and amortization(2)	(6.2)	(5.9)
Tax on economic net income	(8.8)	(8.3)
Economic net income	$23.4	$22.5

(1)The three months ended March 31, 2022 includes $0.1 million of restructuring costs at the Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2021 includes $1.5 million of restructuring costs and costs associated with the transfer of an insurance policy from our former parent of $0.3 million, and the loss on sale of subsidiary of $1.3 million.
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
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	March 31, 2022	December 31, 2021	Interest rate	Maturity
Revolving credit facility:
Revolving credit facility	$88.0	$—	SOFR + 1.0% plus 0.25% commitment fee	March 7, 2025
Total revolving credit facility	$88.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.2	$273.1	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	121.8	5.125%	August 1, 2031
Total third party borrowings	$273.2	$394.9

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $3.2 million of loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.
Revolving Credit Facility
On March 7, 2022, the Company, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (“Acadian Credit Agreement”), which replaced the Company’s revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of the Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.
Borrowings under the Acadian Credit Agreement bear interest, at Acadian’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian’s Leverage Ratio. In addition, Acadian is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian’s Leverage Ratio.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At March 31, 2022, Acadian’s Leverage Ratio was 0.4x and Acadian’s Interest Coverage Ratio was 304.7x.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	March 31, 2022	December 31, 2021
($ in millions)
Share-based payments liability	$25.0	$28.1
Affiliate profit interests liability	25.5	30.6
Employee equity	50.5	58.7
Voluntary deferral plan liability	44.2	45.0
Total	$94.7	$103.7

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
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2021. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliate, anticipated composition of the Company’s business going forward, our expected future net cash flows, expected return of capital to shareholders, our anticipated expense levels, capital management, expected impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2022, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2022 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2022. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2022.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 40% of our ENI cost structure is variable, representing variable compensation and Acadian key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27.3% to calculate profit after tax.
The value of our assets under management was $110.2 billion as of March 31, 2022. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $41.1 million based on our current weighted average fee rate of approximately 37 basis points. Approximately $14.0 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $7.5 million impact to our gross performance fees based on our trailing twelve month performance fees of $74.8 million from Quant & Solutions segment as of March 31, 2022. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $18 million in our post-tax economic net income, given our current cost structure and operating model.
Equity market risk, interest rate risk, and foreign currency risk are the market risks that could have the greatest impact on our management fees, performance fees and our business profitability. Impacts on our management and performance fees can be calculated based on the percentage of AUM constituting equity investments or foreign currency denominated investments, respectively, multiplied by the relevant weighted average management fee and performance fee attributable to that asset class.
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $107.9 billion of equity assets under management to increase or decrease by $10.8 billion, resulting in a change in annualized management fee revenue of $40.2 million and an annual change in post-tax economic net income of approximately $15.6 million, given our current cost structure, operating model, and weighted average fee rate of 37 basis points at the mix of strategies as of March 31, 2022. Approximately $12.4 billion, or 12%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $2.0 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $87.9 billion of foreign currency denominated AUM to increase or decrease by $8.8 billion, resulting in a change in annualized management fee revenue of $34.8 million and an annual change in post-tax economic net income of $13.5 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of March 31, 2022. Approximately $12.6 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under the Acadian credit facility. Interest on borrowings under the Acadian credit facility is based upon variable interest rates. Borrowings under the credit facility were $88.0 million as of March 31, 2022. We currently do not hedge against interest rate risk. As of March 31, 2022, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the three months ended March 31, 2022.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)
January 1-31, 2022	1,630,691	$24.51	1,630,691
February 1-28, 2022	2,516,759	23.82	2,516,759
March 1-31, 2022	—	—	—
Total	4,147,450	$24.09	4,147,450

Item 5.         Other Events.
On May 5, 2022, BSUS entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Christina Wiater, the Company’s SVP, Principal Financial and Accounting Officer. Under the terms of the Amended Employment Agreement, Ms. Wiater will continue to receive an annual base salary of $425,000 and will be eligible to receive (i) a target annual bonus of $375,000, subject to individual and Company performance and (ii) a special retentive incentive grant of restricted stock with a grant date value of approximately $350,000, which will vest in full on March 31, 2023, generally subject to Ms. Wiater’s continued employment. Under the terms of the Amended Employment Agreement, if Ms. Wiater’s employment is terminated by the Company without cause or by Ms. Wiater for good reason (each as defined in the Amended Employment Agreement), Ms. Wiater would be entitled to (i) the greater of (a) 12 months’ base salary plus her most recently paid annual bonus or (b) $800,000, (ii) payment of COBRA premiums for 12 months, (iii) a cash bonus for the year in which the termination occurs equal to the greater of (a) her most recently paid annual bonus and (b) $375,000, in each case pro-rated to reflect the number of days worked during the year, and (iv) accelerated vesting of all of her outstanding restricted stock and restricted stock unit awards. The material terms of the Amended Employment Agreement are otherwise consistent with her prior agreement.

The foregoing is not a complete description of the Amended Employment Agreement and is qualified in its entirety by reference to the full text and terms of the Amended Employment Agreement, which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q and incorporated herein by reference.

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

4.1	Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 2, 2020.

10.1
Amendment to Equity Purchase Agreement, dated as of July 22, 2021, by and among Pendal USA Inc., BrightSphere Inc. and TS&W Investment Holdings LP., incorporated herein by reference to Exhibit 31.2 to the Quarterly Report on Form 10Q filed on August 9, 2021.

10.2*	Amended and Restated Employment Agreement, dated as of May 5, 2022, by and between BrightSphere Inc. and Christina Wiater.

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	May 9, 2022

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)