Form 10-Q
period 2022-09-30
BrightSphere Investment Group Inc.
filed 2022-11-04
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of November 2, 2022 was 41,433,855.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$101.4	$252.1
Investment advisory fees receivable	91.1	167.1
Income taxes receivable	16.1	4.9
Fixed assets, net	47.9	50.2
Right of use assets	61.2	65.1
Investments	45.9	54.5
Goodwill	20.3	20.3
Other assets	28.1	28.2
Deferred tax assets	62.7	72.4
Total assets	$474.7	$714.8
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$22.9	$35.2
Accrued incentive compensation	64.6	117.4
Other compensation liabilities	60.7	103.7
Accrued income taxes	2.7	1.1
Operating lease liabilities	75.3	77.6
Other liabilities	1.2	2.5
Debt:
Revolving credit facility	29.0	—
Third party borrowings	273.4	394.9
Total liabilities	529.8	732.4
Commitments and contingencies
Equity:
Common stock (par value $0.001; 41,433,855 and 45,397,260 shares, respectively, issued)	—	—
Additional paid-in capital	0.9	—
Retained deficit	(42.4)	(6.8)
Accumulated other comprehensive loss	(13.6)	(10.8)
Total equity	(55.1)	(17.6)
Total liabilities and equity	$474.7	$714.8
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Management fees	$85.7	$111.4	$281.4	$326.8
Performance fees	1.1	3.4	13.1	28.4
Other revenue	—	3.1	—	5.7
Total revenue	86.8	117.9	294.5	360.9
Operating expenses:
Compensation and benefits	34.9	67.2	108.7	193.2
General and administrative expense	17.5	16.5	50.9	53.6
Depreciation and amortization	4.2	5.4	14.8	16.7
Amortization of acquired intangibles	0.1	0.1	0.1	0.1
Total operating expenses	56.7	89.2	174.5	263.6
Operating income	30.1	28.7	120.0	97.3
Non-operating income and (expense):
Investment income (loss)	(0.4)	0.3	(1.2)	7.6
Interest income	0.2	—	0.3	0.1
Interest expense	(4.6)	(6.2)	(15.9)	(18.7)
Loss on extinguishment of debt	—	—	(3.2)	—
Gain on sale of subsidiaries	—	34.6	—	33.3
Total non-operating income (loss)	(4.8)	28.7	(20.0)	22.3
Income from continuing operations before taxes	25.3	57.4	100.0	119.6
Income tax expense	7.5	14.5	29.8	33.5
Income from continuing operations	17.8	42.9	70.2	86.1
Income from discontinued operations, net of tax	—	1.2	—	76.5
Gain on disposal of discontinued operations, net of tax	—	185.4	—	694.6
Net income	17.8	229.5	70.2	857.2
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	68.0
Net income attributable to controlling interests	$17.8	$229.5	$70.2	$789.2

Earnings per share (basic) attributable to controlling interests	$0.43	$2.88	$1.66	$9.93
Earnings per share (diluted) attributable to controlling interests	0.42	2.76	1.62	9.53
Continuing operations earnings per share (basic) attributable to controlling interests	0.43	0.54	1.66	1.08
Continuing operations earnings per share (diluted) attributable to controlling interests	0.42	0.52	1.62	1.04
Weighted average common stock outstanding	41.4	79.6	42.3	79.4
Weighted average diluted common stock outstanding	42.4	83.2	43.4	82.8
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$17.8	$229.5	$70.2	$857.2
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	2.8	1.8
Foreign currency translation adjustment	(2.5)	(0.9)	(5.6)	0.3
Total other comprehensive income (loss)	(1.9)	(0.3)	(2.8)	2.1
Comprehensive income attributable to non-controlling interests in consolidated Funds	—	—	—	68.0
Total comprehensive income attributable to controlling interests	$15.9	$229.2	$67.4	$791.3

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2022 and 2021
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity
June 30, 2021	79.4	$0.1	$493.4	$381.6	$(11.2)	$863.9	$—	$—	$863.9
Issuance of common stock	0.4	—	0.1	—	—	0.1	—	—	0.1
Equity-based compensation	—	—	0.4	—	—	0.4	—	—	0.4
Foreign currency translation adjustment	—	—	—	—	(0.9)	(0.9)	—	—	(0.9)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6
Withholding tax related to stock option exercise	—	—	(8.9)	—	—	(8.9)	—	—	(8.9)
Dividends ($0.01 per share)	—	—	—	(0.7)	—	(0.7)	—	—	(0.7)
Net income	—	—	—	229.5	—	229.5	—	—	229.5
September 30, 2021	79.8	$0.1	$485.0	$610.4	$(11.5)	$1,084.0	$—	$—	$1,084.0

June 30, 2022	41.4	$—	$0.5	$(59.8)	$(11.7)	$(71.0)	$—	$—	$(71.0)
Equity-based compensation	—	—	0.4	—	—	0.4	—	—	0.4
Foreign currency translation adjustment	—	—	—	—	(2.5)	(2.5)	—	—	(2.5)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	—	0.6
Dividends ($0.01 per share)	—	—		(0.4)	—	(0.4)	—	—	(0.4)
Net income	—	—	—	17.8	—	17.8	—	—	17.8
September 30, 2022	41.4	$—	$0.9	$(42.4)	$(13.6)	$(55.1)	$—	$—	$(55.1)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2022 and 2021
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4
Issuance of common stock	0.4	—	0.2	—	—	0.2	—	—	0.2
Capital contributions	—	—	—	—	—	—	3.8	29.7	33.5
Equity-based compensation	—	—	1.3	—	—	1.3	—	—	1.3
Foreign currency translation adjustment	—	—	—	—	0.3	0.3	—	—	0.3
Amortization related to derivatives securities, net of tax	—	—	—	—	1.8	1.8	—	—	1.8
Withholding tax related to stock option exercise			(8.9)			(8.9)			(8.9)
Other changes in non-controlling interests	—	—	—	—	—	—	(5.5)	—	(5.5)
Net de-consolidation of Funds	—	—	—	—	—	—	—	(178.0)	(178.0)
Dividends ($0.03 per share)	—	—	—	(2.3)	—	(2.3)	—	—	(2.3)
Net income	—	—	—	789.2	—	789.2	—	68.0	857.2
September 30, 2021	79.8	$0.1	$485.0	$610.4	$(11.5)	$1,084.0	$—	$—	$1,084.0

December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	—	(103.2)
Equity-based compensation	—	—	1.8	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	(5.6)	(5.6)	—	—	(5.6)
Amortization related to derivative securities, net of tax	—	—	—	—	2.8	2.8	—	—	2.8
Withholding tax related to stock option exercise	—	—	(0.9)	(1.4)	—	(2.3)	—	—	(2.3)
Dividends ($0.03 per share)	—	—	—	(1.2)	—	(1.2)	—	—	(1.2)
Net income	—	—	—	70.2	—	70.2	—	—	70.2
September 30, 2022	41.4	$—	$0.9	$(42.4)	$(13.6)	$(55.1)	$—	$—	$(55.1)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	70.2	857.2
Less: Income from discontinued operations, net of tax	—	(76.5)

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Amortization of acquired intangibles	0.1	0.1
Gain on disposal of discontinued operations, net of tax	—	(694.6)
Loss on extinguishment of debt	3.2	—
Gain on sale of subsidiaries	—	(33.3)
Depreciation and other amortization	14.8	16.7
Amortization of debt-related costs	4.6	3.4
Amortization and revaluation of non-cash compensation awards	(27.4)	23.8
Net earnings from Affiliate accounted for using the equity method	—	(2.6)
Distributions received from equity method Affiliate	—	4.4
Distributions from discontinued operations	—	52.7
Deferred income taxes	8.6	3.3
(Gains) losses on other investments	5.3	(6.6)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	75.9	(33.7)
Increase in other receivables, prepayments, deposits and other assets	(4.9)	(0.1)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(65.1)	(3.5)
Decrease in accounts payable, accrued expenses and accrued income taxes	(22.0)	(88.4)
Net cash flows from operating activities of continuing operations	63.3	22.3
Net cash flows from operating activities of discontinued operations	—	(7.2)
Total net cash flows from operating activities	63.3	15.1

Cash flows from investing activities:
Additions of fixed assets, excluding discontinued operations	(12.7)	(11.1)
Cash proceeds from sale of discontinued operations	—	950.2
Cash proceeds from sale of subsidiaries	—	46.2
Purchase of investment securities	(5.3)	(2.3)
Sale of investment securities	8.7	26.0
Net cash flows from investing activities of continuing operations	(9.3)	1,009.0
Net cash flows from investing activities of discontinued operations	—	3.1
Total net cash flows from investing activities	(9.3)	1,012.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from revolving credit facility	202.0	176.0
Repayment of third party borrowings and revolving credit facility	(298.0)	(143.0)
Payment for debt issuance costs	(0.9)	(0.4)
Proceeds from stock issuance	—	0.2
Payment to OM plc for co-investment redemptions	(1.1)	(1.5)
Dividends paid to stockholders	(0.8)	(1.5)
Dividends paid to related parties	(0.4)	(0.9)
Repurchases of common stock	(103.2)	—
Withholding tax payments related to stock option exercise	(2.3)	(8.9)
Net cash flows from financing activities of continuing operations	(204.7)	20.0
Net cash flows from financing activities of discontinued operations	—	(27.2)
Total net cash flows from financing activities	(204.7)	(7.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	(150.7)	1,020.0
Cash and cash equivalents at beginning of period	$252.1	$372.9
Cash and cash equivalents at beginning of period classified within assets held for sale	$—	$31.2
Cash and cash equivalents at end of period from continuing operations	$101.4	$1,424.1

Supplemental disclosure of cash flow information:
Interest paid	$15.7	$18.0
Income taxes paid	34.7	114.0

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

For the three months ended September 30, 2022, the Company did not repurchase any shares of common stock. For the nine months ended September 30, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions. For the three and nine months ended September 30, 2021, the Company did not repurchase any shares of common stock.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Discontinued Operations (cont.)
The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$5.6	$—	$115.1
Operating expenses:
Compensation and benefits	—	3.6	—	91.2
General and administrative expenses	—	0.4	—	8.1
Amortization of intangibles	—	—	—	2.7
Depreciation and amortization	—	—	—	0.5
Consolidated Funds’ expense	—	—	—	0.1
Total operating expenses	—	4.0	—	102.6
Operating income	—	1.6	—	12.5
Investment gains of consolidated Funds	—	—	—	68.1
Income from discontinued operations before taxes	—	1.6	—	80.6
Income tax expense	—	0.4	—	4.1
Income from discontinued operations, net of tax	—	1.2	—	76.5
Gain on disposal, net of tax of $0.0, $74.0, $0.0, and $250.6	—	185.4	—	694.6
Total discontinued operations	—	186.6	—	771.1
Income from discontinued operations attributable to non-controlling interests	—	—	—	68.0
Net income from discontinued operations attributable to controlling interests	$—	$186.6	$—	$703.1

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2022	December 31, 2021
Other investments	$7.8	$9.5
Investments related to long-term incentive compensation plans	38.1	45.0
Total investments per Condensed Consolidated Balance Sheets	$45.9	$54.5
Investment income (loss) is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized and unrealized gains (losses) on other investments held at fair value	$(0.4)	$0.1	$(1.2)	$5.0
Earnings from equity-accounted investment in Affiliate	—	0.2	—	2.6
Total investment income (loss) per Condensed Consolidated Statements of Operations	$(0.4)	$0.3	$(1.2)	$7.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2022
Assets(1)
Investments in separate accounts(2)	3.8	—	—	—	3.8
Investments related to long-term incentive compensation plans(3)	38.1	—	—	—	38.1
Investments in unconsolidated Funds(4)	—	—	—	4.0	4.0
Total fair value assets	$41.9	$—	$—	$4.0	$45.9
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2021
Assets(1)
Investments in separate accounts(2)	4.6	—	—	—	4.6
Investments related to long-term incentive compensation plans(3)	45.0	—	—	—	45.0
Investments in unconsolidated Funds(4)	—	—	—	4.9	4.9
Total fair value assets	$49.6	$—	$—	$4.9	$54.5

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
(2)Investments in separate accounts of $3.8 million at September 30, 2022 consist of 100% equity securities and other investments. Investments in separate accounts of $4.6 million at December 31, 2021 consist of approximately 100% of equity securities and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $38.1 million and $45.0 million at September 30, 2022 and December 31, 2021, respectively, were investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.0 million and $4.9 million at September 30, 2022 and December 31, 2021, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.9 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from September 30, 2022. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in unconsolidated Funds	2022	2021	2022	2021
Level III financial assets
At beginning of the period	$—	$—	$—	$2.5
Additions (redemptions)	—	—	—	(0.1)
Disposals	—	—	—	(2.7)
Total net fair value gains/losses recognized in net income	—	—	—	0.3
Total Level III financial assets	$—	$—	$—	$—
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and nine months ended September 30, 2022 and 2021, respectively.

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
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to more than an insignificant amount of the risks and rewards of the entity. Typically, the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial. The Company did not consolidate any funds that are VIEs as of September 30, 2022 and December 31, 2021.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2022	December 31, 2021
Unconsolidated VIE assets	$673.6	$795.5
Unconsolidated VIE liabilities	$277.0	$323.6
Equity interests on the Condensed Consolidated Balance Sheets	$3.9	$4.8
Maximum risk of loss(1)	$3.9	$5.0

(1)Includes equity investments the Company has made or is required to make.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	September 30, 2022			December 31, 2021
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$29.0	$29.0	2	$—	$—
Total revolving credit facility	$29.0	$29.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$273.4	$246.0	2	$273.1	$286.5	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		121.8	126.4	2
Total third party borrowings	$273.4	$246.0		$394.9	$412.9

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(3)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded a $3.2 million loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
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
The following table summarizes information about the Company’s operating leases for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2.5	$2.8	$7.5	$8.6
Variable lease cost	—	—	0.1	0.1
Sublease income	(0.1)	$—	(0.4)	(0.4)
Total operating lease expense	$2.4	$2.8	$7.2	$8.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.3	$2.5	$5.7	$8.6
Right of use assets obtained in exchange for new operating lease liabilities	—	—	1.8	1.6
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the nine months ended September 30, 2022 and 2021, the weighted average remaining lease term was 10.7 years and 11.6 years, respectively, and the weighted average discount rate was 3.39% and 3.34%, respectively.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Leases (cont.)
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$0.7
2023	8.8
2024	8.3
2025	8.1
2026	8.1
Thereafter	56.5
Total lease payments	$90.5
Less imputed interest	(15.2)
Total	$75.3
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
Guaranty
The Company entered into a guaranty for an office space security deposit in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2022 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of September 30, 2022, there were no material accruals for claims, legal proceedings, or other contingencies.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2022, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2022.
Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliate operate. For the Company and its Affiliate, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. At September 30, 2022, approximately $45.7 million of the Company’s cash and cash equivalents were invested in money market funds. Additionally, the Company holds insurance policies which cover historical and future tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations attributable to controlling interests	$17.8	$42.9	$70.2	$86.1
Income from discontinued operations attributable to controlling interests (Note 3)	—	186.6	—	703.1
Net income attributable to controlling interests	$17.8	$229.5	$70.2	$789.2
Less: Total income available to participating unvested securities(1)	—	—	—	(0.1)
Net income attributable to common stock	$17.8	$229.5	$70.2	$789.1
Denominator:
Weighted-average shares of common stock outstanding—basic	41,431,729	79,606,810	42,266,420	79,427,030
Potential shares of common stock:
Restricted stock units	14,294	34,587	10,542	31,177
Employee stock options	907,419	3,603,178	1,113,540	3,373,301
Weighted-average shares of common stock outstanding—diluted	42,353,442	83,244,575	43,390,502	82,831,508

Earnings per share of common stock attributable to controlling interests:
Basic
Continuing operations	$0.43	$0.54	$1.66	$1.08
Discontinued operations	—	2.34	—	8.85
Basic earnings per share of common stock attributable to controlling interests	$0.43	$2.88	$1.66	$9.93
Diluted
Continuing operations	$0.42	$0.52	$1.62	$1.04
Discontinued operations	—	2.24	—	8.49
Diluted earnings per share of common stock attributable to controlling interests	$0.42	$2.76	$1.62	$9.53

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

Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. There was no revenue from expense reimbursements for the three and nine months ended September 30, 2022. Revenue from expense reimbursements amounted to $0.7 million for the three months ended September 30, 2021. Revenue from expense reimbursements amounted to $2.9 million for the nine months ended September 30, 2021. Revenue is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three and nine months ended September 30 (in millions) are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Quant & Solutions
U.S.	$64.9	$80.3	$213.1	$234.7
Non-U.S.	20.8	27.7	68.3	78.2
Other(1)
U.S.	—	2.4	—	10.2
Non-U.S.	—	1.0	—	3.7
Management fee revenue	$85.7	$111.4	$281.4	$326.8

(1)The Company’s previously divested Affiliates, Campbell Global and ICM, are included within the Other category for the three and nine months ended September 30, 2021.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2022 and 2021 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2022	$1.7	$(13.4)	$(11.7)
Foreign currency translation adjustment	(2.5)	—	(2.5)
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(2.5)	0.6	(1.9)
Balance, as of September 30, 2022	$(0.8)	$(12.8)	$(13.6)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2021	$5.6	$(16.8)	$(11.2)
Foreign currency translation adjustment	(0.9)	—	(0.9)
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.9)	0.6	(0.3)
Balance, as of September 30, 2021	$4.7	$(16.2)	$(11.5)
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment	(5.6)	—	(5.6)
Amortization related to derivatives securities, before tax(1)	—	3.8	3.8
Tax impact	—	(1.0)	(1.0)
Other comprehensive income (loss)	(5.6)	2.8	(2.8)
Balance, as of September 30, 2022	$(0.8)	$(12.8)	$(13.6)

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
As of September 30, 2022, the balance recorded in accumulated other comprehensive income (loss) was $(12.8) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $0.8 million for each of the three months ended September 30, 2022 and 2021. Amounts of $3.8 million and $2.4 million have been reclassified for the nine months ended September 30, 2022 and 2021, respectively. During the next twelve months the Company expects to reclassify approximately $3.4 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $3.8 million interest expense reclassified to earnings for the nine months ended September 30, 2022) was reclassified to earnings as interest expense.

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

The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global and ICM, for the three and nine months ended September 30, 2021. We completed the sale of our equity interests in ICM in July 2021. We completed the sale of our equity interests in Campbell Global in August 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment.
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
(unaudited)

14) Segments (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company’s segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income (loss):
The following table presents the financial data for the Company’s segment for the three months ended September 30, 2022 (in millions):

	Three Months Ended September 30, 2022
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$86.8	$—	$—		$86.8

ENI operating expenses	40.4	4.1	(8.7)	(a)	35.8
Earnings before variable compensation	46.4	(4.1)	8.7		51.0
Variable compensation	18.9	0.9	—		19.8
ENI operating earnings (after variable comp)	27.5	(5.0)	8.7		31.2
Affiliate key employee distributions	1.1	—	—		1.1
Earnings after Affiliate key employee distributions	26.4	(5.0)	8.7		30.1
Net interest expense	—	(4.3)	(0.1)	(b)	(4.4)
Net investment loss	—	—	(0.4)	(c)	(0.4)
Income tax expense	—	(4.6)	(2.9)	(d)	(7.5)
Economic net income	$26.4	$(13.9)	$5.3		$17.8

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)

The following table presents the financial data for the Company’s segments for the three months ended September 30, 2021 (in millions):

	Three Months Ended September 30, 2021
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$110.6	$6.8	$0.5	(e)	$117.9

ENI operating expenses	39.4	7.6	10.1	(a)	57.1
Earnings before variable compensation	71.2	(0.8)	(9.6)		60.8
Variable compensation	23.5	3.5	0.1	(f)	27.1
ENI operating earnings (after variable comp)	47.7	(4.3)	(9.7)		33.7
Affiliate key employee distributions	3.8	1.2	—		5.0
Earnings after Affiliate key employee distributions	43.9	(5.5)	(9.7)		28.7
Net interest expense	—	(5.8)	(0.4)	(b)	(6.2)
Net investment income	—	—	0.3	(c)	0.3
Gain on sale of subsidiaries	—	—	34.6	(c)	34.6
Income tax expense	—	(9.0)	(5.5)	(d)	(14.5)
Income from discontinued operations, net of tax	—	—	1.2	(c)	1.2
Gain on disposal of discontinued operations, net of tax	—	—	185.4	(g)	185.4
Economic net income	$43.9	$(20.3)	$205.9		$229.5

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
The following table presents the financial data for the Company’s segment for the nine months ended September 30, 2022 (in millions):

	Nine Months Ended September 30, 2022
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$294.5	$—	$—		$294.5

ENI operating expenses	121.2	13.0	(33.6)	(a)	100.6
Earnings before variable compensation	173.3	(13.0)	33.6		193.9
Variable compensation	66.9	3.5	—		70.4
ENI operating earnings (after variable comp)	106.4	(16.5)	33.6		123.5
Affiliate key employee distributions	3.5	—	—		3.5
Earnings after Affiliate key employee distributions	102.9	(16.5)	33.6		120.0
Net interest expense	—	(13.5)	(2.1)	(b)	(15.6)
Net investment loss	—	—	(1.2)	(c)	(1.2)
Loss on extinguishment of debt	—	—	(3.2)	(c)	(3.2)
Income tax expense	—	(19.7)	(10.1)	(d)	(29.8)
Economic net income	$102.9	$(49.7)	$17.0		$70.2

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Segments (cont.)
The following table presents the financial data for the Company’s segments for the nine months ended September 30, 2021 (in millions):

	Nine Months Ended September 30, 2021
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$325.2	$35.4	$0.3	(e)	$360.9

ENI operating expenses	116.8	26.8	26.7	(a)	170.3
Earnings before variable compensation	208.4	8.6	(26.4)		190.6
Variable compensation	68.1	14.8	0.9	(f)	83.8
ENI operating earnings (after variable comp)	140.3	(6.2)	(27.3)		106.8
Affiliate key employee distributions	8.4	1.1	—		9.5
Earnings after Affiliate key employee distributions	131.9	(7.3)	(27.3)		97.3
Net interest expense	—	(16.6)	(2.0)	(b)	(18.6)
Net investment income	—	—	7.6	(c)	7.6
Gain on sale of subsidiaries	—	—	33.3	(c)	33.3
Net loss attributable to non-controlling interests in consolidated Funds	—	—	(68.0)	(c)	(68.0)
Income tax expense	—	(29.0)	(4.5)	(d)	(33.5)
Income from discontinued operations, net of tax	—	—	76.5	(c)	76.5
Gain on disposal of discontinued operations, net of tax	—	—	694.6	(g)	694.6
Economic net income	$131.9	$(52.9)	$710.2		$789.2

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
Reconciling Adjustments:
a.Adjusted to include non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, and amortization of acquired intangible assets, restructuring costs and the Fund expenses reimbursed by customers, each of which are included in U.S. GAAP operating expenses.
b.Adjusted to include the cost of seed financing, which is included in U.S. GAAP interest expense.
c.Adjusted to include net investment income (loss), the loss on extinguishment of debt, net loss attributable to non-controlling interests in consolidated Funds, the gain on sale of subsidiaries, and the results of discontinued operations, net of tax, all of which are included in U.S. GAAP net income attributable to controlling interests.

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
e.Adjusted to exclude earnings from equity-accounted Affiliate, which are included in U.S. GAAP investment income, and to include the separate revenues recorded for certain Fund expenses reimbursed by customers, which are included in U.S. GAAP revenue.
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
•U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2022 and 2021, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2022 and 2021 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segments.
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
The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global, LLC (“Campbell Global”) and Investment Counselors of Maryland, LLC (“ICM”), for the three and nine months ended September 30, 2021. We completed the sale of our equity interests in ICM in July 2021. We completed the sale of our equity interest in Campbell Global in August 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
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

    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended September 30, 2022 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $11 billion, or 13%, of our AUM are in accounts in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2022 and 2021:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
U.S. GAAP Basis
Revenue	$86.8	$117.9	$(31.1)	$294.5	$360.9	$(66.4)
Pre-tax income from continuing operations attributable to controlling interests	25.3	57.4	(32.1)	100.0	119.6	(19.6)
Net income from continuing operations attributable to controlling interests	17.8	42.9	(25.1)	70.2	86.1	(15.9)
Net income attributable to controlling interests	17.8	229.5	(211.7)	70.2	789.2	(719.0)
U.S. GAAP operating margin(1)	34.7%	24.3%	1033 bps	40.7%	27.0%	1379 bps
Earnings per share, basic ($)	$0.43	$2.88	$(2.45)	$1.66	$9.93	$(8.27)
Earnings per share, diluted ($)	$0.42	$2.76	$(2.34)	$1.62	$9.53	$(7.91)
Basic shares outstanding (in millions)	41.4	79.6	(38.2)	42.3	79.4	(37.1)
Diluted shares outstanding (in millions)	42.4	83.2	(40.8)	43.4	82.8	(39.4)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$86.8	$117.4	$(30.6)	$294.5	$360.6	$(66.1)
Pre-tax economic net income(5)	17.1	32.6	(15.5)	72.9	108.0	(35.1)
Adjusted EBITDA	26.0	44.2	(18.2)	103.0	142.6	(39.6)
ENI operating margin(6)	25.9%	37.0%	(1105) bps	30.5%	37.2%	(666) bps
Economic net income(7)	12.5	23.6	(11.1)	53.2	79.0	(25.8)
ENI diluted EPS ($)	$0.30	$0.28	$0.02	$1.23	$0.95	$0.28

Other Operational Information
Assets under management (AUM) at period end (in billions)	$83.3	$113.7	$(30.4)	$83.3	$113.7	$(30.4)
Net client cash flows (in billions)	0.6	(0.7)	1.3	(4.4)	(5.1)	0.7
Annualized revenue impact of net flows(8)	0.3	(1.6)	1.9	(8.2)	(10.4)	2.2

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
(3)Excludes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended September 30, 2022. Excludes restructuring costs of $0.2 million and costs associated with the transfer of an insurance policy from our former parent of $0.9 million for the nine months ended September 30, 2022. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $0.5 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million and the gain on sale of subsidiaries of $34.6 million for the three months ended September 30, 2021. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $4.0 million, costs associated with the transfer of an insurance policy from our former parent of $0.9 million and the gain on sale of subsidiaries of $33.3 million for the nine months ended September 30, 2021.

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
Assets Under Management
The following table presents our assets under management as of each of the dates indicated:

($ in billions)	September 30, 2022	December 31, 2021
Acadian Asset Management	$83.3	$117.2
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2022	December 31, 2021
Developed Markets	64.7	89.3
Emerging Markets	18.6	27.9
Total assets under management	$83.3	$117.2

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	September 30, 2022		December 31, 2021
	AUM	% of total	AUM	% of total
Public/Government	$34.5	41.4%	$52.6	44.9%
Commingled Trust/UCITS	19.2	23.0%	26.1	22.3%
Corporate/Union	12.4	14.9%	15.8	13.5%
Sub-advisory	10.7	12.8%	14.1	12.0%
Endowment/Foundation	2.5	3.0%	3.3	2.8%
Mutual Fund	0.6	0.7%	1.0	0.9%
Other	3.4	4.2%	4.3	3.6%
Total assets under management	$83.3		$117.2

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	September 30, 2022		December 31, 2021
	AUM	% of total	AUM	% of total
U.S.	$56.0	67.2%	$77.1	65.8%
Europe	14.4	17.3%	20.1	17.2%
Asia	2.7	3.2%	5.5	4.7%
Australia	5.0	6.0%	5.9	5.0%
Other	5.2	6.3%	8.6	7.3%
Total assets under management	$83.3		$117.2

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2022	2021	2022	2021
Quant & Solutions
Beginning balance	$90.5	$117.8	$117.2	$107.0
Gross inflows	2.0	2.8	8.0	7.7
Gross outflows	(2.3)	(4.2)	(15.2)	(15.3)
Reinvested income and distributions	0.9	0.7	2.8	2.0
Net flows	0.6	(0.7)	(4.4)	(5.6)
Market appreciation (depreciation)	(7.8)	(3.4)	(29.5)	11.2
Other	—	—	—	1.1
Ending balance	$83.3	$113.7	$83.3	$113.7
Average AUM(1)	$90.3	$116.8	$100.9	$113.9

Liquid Alpha
Beginning balance	$—	$—	$—	$3.2
Sale of Affiliate	—	—	—	—
Gross inflows	—	—	—	—
Gross outflows	—	—	—	—
Reinvested income and distributions	—	—	—	—
Net flows	—	—	—	—
Market appreciation	—	—	—	—
Other(2)	—	—	—	(3.2)
Ending balance	$—	$—	$—	$—
Average AUM	$—	$—	$—	$—
Average AUM of consolidated Affiliates	$—	$—	$—	$—

Other(2)
Beginning balance	$—	$9.1	$—	$5.8
Sale of Affiliates	—	(8.9)	—	(8.9)
Gross inflows	—	—	—	0.7
Gross outflows	—	—	—	(0.2)
Net flows	—	—	—	0.5
Market appreciation	—	(0.2)	—	0.6
Other	—	—	—	2.0
Ending balance	$—	$—	$—	$—
Average AUM		$5.1	$—	$7.4
Average AUM of consolidated Affiliates	$—	$3.1	$—	$4.2

Total
Beginning balance	$90.5	$126.9	$117.2	$116.0
Sale of Affiliate	—	(8.9)	—	(8.9)
Gross inflows	2.0	2.8	8.0	8.4
Gross outflows	(2.3)	(4.2)	(15.2)	(15.5)
Reinvested income and distributions	0.9	0.7	2.8	2.0
Net flows	0.6	(0.7)	(4.4)	(5.1)
Market appreciation (depreciation)	(7.8)	(3.6)	(29.5)	11.8
Other	—	—	—	(0.1)
Ending balance	$83.3	$113.7	$83.3	$113.7
Average AUM	$90.3	$121.9	$100.9	$121.3
Average AUM of consolidated Affiliates	$90.3	$119.9	$100.9	$118.1

Annualized basis points: inflows	43.7	47.1	48.9	48.1
Annualized basis points: outflows	51.7	41.2	38.0	37.5
Annualized revenue impact of net flows ($ in millions)	$0.3	$(1.6)	$(8.2)	$(10.4)

(1)Average AUM equals average AUM of consolidated Affiliates.
(2)ICM has been reclassified to the Other category as of the beginning of the first quarter of 2021. The Other category consists of our previously disposed affiliates, Campbell Global and ICM, for the three and nine months ended September 30, 2021.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sub-advisory
Beginning balance	$11.8	$13.6	$14.1	$11.5
Sale of Affiliate	—	(0.4)	—	(0.4)
Gross inflows	0.2	0.2	1.0	2.1
Gross outflows	(0.5)	(0.2)	(1.4)	(1.5)
Reinvested income and distributions	0.1	0.1	0.3	0.2
Net flows	(0.2)	0.1	(0.1)	0.8
Market appreciation (depreciation)	(0.9)	(0.2)	(3.3)	1.2
Ending balance	$10.7	$13.1	$10.7	$13.1

Institutional
Beginning balance	$74.3	$105.5	$97.8	$97.8
Sale of Affiliate	—	(6.0)	—	(6.0)
Gross inflows	1.7	1.9	6.1	4.9
Gross outflows	(1.7)	(3.6)	(13.0)	(12.8)
Reinvested income and distributions	0.7	0.6	2.3	1.7
Net flows	0.7	(1.1)	(4.6)	(6.2)
Market appreciation (depreciation)	(6.4)	(3.3)	(24.6)	9.6
Other(1)	—	—	—	(0.1)
Ending balance	$68.6	$95.1	$68.6	$95.1

Retail/Other
Beginning balance	$4.4	$7.8	$5.3	$6.7
Sale of Affiliate	—	(2.5)	—	(2.5)
Gross inflows	0.1	0.7	0.9	1.4
Gross outflows	(0.1)	(0.4)	(0.8)	(1.2)
Reinvested income and distributions	0.1	—	0.2	0.1
Net flows	0.1	0.3	0.3	0.3
Market appreciation (depreciation)	(0.5)	(0.1)	(1.6)	1.0
Ending balance	$4.0	$5.5	$4.0	$5.5

Total
Beginning balance	$90.5	$126.9	$117.2	$116.0
Sale of Affiliate	—	(8.9)	—	(8.9)
Gross inflows	2.0	2.8	8.0	8.4
Gross outflows	(2.3)	(4.2)	(15.2)	(15.5)
Reinvested income and distributions	0.9	0.7	2.8	2.0
Net flows	0.6	(0.7)	(4.4)	(5.1)
Market appreciation (depreciation)	(7.8)	(3.6)	(29.5)	11.8
Other(1)	—	—	—	(0.1)
Ending balance	83.3	113.7	83.3	113.7

(1)Other movements related to billable assets adjustment.

Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.
Beginning balance	$60.9	$85.9	$77.1	$77.4
Sale of Affiliate	—	(7.9)	—	(7.9)
Gross inflows	1.2	1.4	4.5	4.7
Gross outflows	(1.2)	(3.4)	(7.3)	(10.1)
Reinvested income and distributions	0.6	0.5	1.9	1.4
Net flows	0.6	(1.5)	(0.9)	(4.0)
Market appreciation (depreciation)	(5.5)	(2.4)	(20.2)	8.6
Ending balance	$56.0	$74.1	$56.0	$74.1

Non-U.S.
Beginning balance	$29.6	$41.0	$40.1	$38.6
Sale of Affiliate	—	(1.0)	—	(1.0)
Gross inflows	0.8	1.4	3.5	3.7
Gross outflows	(1.1)	(0.8)	(7.9)	(5.4)
Reinvested income and distributions	0.3	0.2	0.9	0.6
Net flows	—	0.8	(3.5)	(1.1)
Market appreciation (depreciation)	(2.3)	(1.2)	(9.3)	3.2
Other(1)	—	—	—	(0.1)
Ending balance	$27.3	$39.6	$27.3	$39.6

Total
Beginning balance	$90.5	$126.9	$117.2	$116.0
Sale of Affiliate	—	(8.9)	—	(8.9)
Gross inflows	2.0	2.8	8.0	8.4
Gross outflows	(2.3)	(4.2)	(15.2)	(15.5)
Reinvested income and distributions	0.9	0.7	2.8	2.0
Net flows	0.6	(0.7)	(4.4)	(5.1)
Market appreciation (depreciation)	(7.8)	(3.6)	(29.5)	11.8
Other(1)	—	—	—	(0.1)
Ending balance	$83.3	$113.7	$83.3	$113.7

(1)Other movements related to billable assets adjustment.

At September 30, 2022, our total assets under management were $83.3 billion, a decrease of $(7.2) billion, or (8.0)%, compared to $90.5 billion at June 30, 2022 and a decrease of $(30.4) billion, or (26.7)%, compared to $113.7 billion at September 30, 2021. The decrease in assets under management compared to September 30, 2021 is a result of market depreciation and net outflows in the last twelve months. The change in assets under management during the three months ended September 30, 2022 reflects net market depreciation of $(7.8) billion, slightly offset by net inflows of $0.6 billion. The change in assets under management during the nine months ended September 30, 2022 reflects net market deprecation of $(29.5) billion, and net outflows of $(4.4) billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements in 2022 had a more pronounced negative impact on AUM, as a result of the strengthening of the U.S. dollar relative to other currencies in the current quarter.
For the three months ended September 30, 2022, our net flows were $0.6 billion compared to $(2.8) billion for the three months ended June 30, 2022 and $(0.7) billion for the three months ended September 30, 2021. The change in net flows during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a reduction in large terminations and withdrawals in the three months ended September 30, 2022. Reinvested income and distributions of $0.9 billion, $1.0 billion, and $0.7 billion are reflected in the net flows for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022, the annualized revenue impact of the net flows was $0.3 million. This is compared to the annualized revenue impact of net flows of $(7.4) million for the three months ended June 30, 2022 and $(1.6) million for the three months ended September 30, 2021. Gross inflows of $2.0 billion during the three-month period yielded approximately 44 bps compared to $2.8 billion yielding approximately 47 bps in the year-ago period, and gross outflows in the same period of $(2.3) billion yielded approximately 52 bps compared to $(4.2) billion yielding approximately 41 bps in the year-ago period.
For the nine months ended September 30, 2022, our net flows were $(4.4) billion compared to $(5.1) billion for the nine months ended September 30, 2021. The change in net flows during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by lower outflows in the nine months ended September 30, 2022. Reinvested income and distributions of $2.8 billion and $2.0 billion are reflected in the net flows for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the nine months ended September 30, 2022, the annualized revenue impact of the net flows was $(8.2) million compared to $(10.4) million for the nine months ended September 30, 2021. Gross inflows of $8.0 billion in the nine months ended September 30, 2022 yielded approximately 49 bps compared to $8.4 billion yielding approximately 48 bps in the year-ago period. Gross outflows of $(15.2) billion yielded approximately 38 bps in the nine months ended September 30, 2022 compared to $(15.5) billion yielding approximately 38 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$85.7	$111.4	$(25.7)	$281.4	$326.8	$(45.4)
Performance fees	1.1	3.4	(2.3)	13.1	28.4	(15.3)
Other revenue	—	3.1	(3.1)	—	5.7	(5.7)
Total revenue	86.8	117.9	(31.1)	294.5	360.9	(66.4)
Compensation and benefits	34.9	67.2	(32.3)	108.7	193.2	(84.5)
General and administrative expense	17.5	16.5	1.0	50.9	53.6	(2.7)
Amortization of acquired intangibles	0.1	0.1	—	0.1	0.1	—
Depreciation and amortization	4.2	5.4	(1.2)	14.8	16.7	(1.9)
Total operating expenses	56.7	89.2	(32.5)	174.5	263.6	(89.1)
Operating income	30.1	28.7	1.4	120.0	97.3	22.7
Investment income (loss)	(0.4)	0.3	(0.7)	(1.2)	7.6	(8.8)
Interest income	0.2	—	0.2	0.3	0.1	0.2
Interest expense	(4.6)	(6.2)	1.6	(15.9)	(18.7)	2.8
Loss on extinguishment of debt	—	—	—	(3.2)	—	(3.2)
Gain on sale of subsidiaries	—	34.6	(34.6)	—	33.3	(33.3)
Income from continuing operations before taxes	25.3	57.4	(32.1)	100.0	119.6	(19.6)
Income tax expense	7.5	14.5	(7.0)	29.8	33.5	(3.7)
Income from continuing operations	17.8	42.9	(25.1)	70.2	86.1	(15.9)
Income from discontinued operations, net of tax	—	1.2	(1.2)	—	76.5	(76.5)
Gain (loss) on disposal of discontinued operations, net of tax	—	185.4	(185.4)	—	694.6	(694.6)
Net income	17.8	229.5	(211.7)	70.2	857.2	(787.0)
Net income (loss) attributable to non-controlling interests in consolidated Funds	—	—	—	—	68.0	(68.0)
Net income attributable to controlling interests	$17.8	$229.5	$(211.7)	$70.2	$789.2	$(719.0)

Basic earnings per share ($)	$0.43	$2.88	$(2.45)	$1.66	$9.93	$(8.27)
Diluted earnings per share ($)	0.42	2.76	(2.34)	1.62	9.53	(7.91)
Weighted average shares of common stock outstanding—basic	41.4	79.6	(38.2)	42.3	79.4	(37.1)
Weighted average shares of common stock outstanding—diluted	42.4	83.2	(40.8)	43.4	82.8	(39.4)

U.S. GAAP operating margin(1)	34.7%	24.3%		40.7%	27.0%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Statement of Operations	2022	2021	2022	2021
Net income attributable to controlling interests	$17.8	$229.5	$70.2	$789.2
Exclude: (Income) on discontinued operations attributable to controlling interests, net of tax	—	(186.6)	—	(703.1)
Net income from continuing operations attributable to controlling interests	17.8	42.9	70.2	86.1
Add: Income tax expense	7.5	14.5	29.8	33.5
Pre-tax income from continuing operations attributable to controlling interests	$25.3	$57.4	$100.0	$119.6
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
Excluding assets managed by our equity-accounted Affiliate, average basis points earned on average assets under management were 37.6 bps and 37.1 bps for the three and nine months ended September 30, 2022, respectively, and 36.8 and 37.0 bps bps for the three and nine months ended September 30, 2021, respectively. The overall weighted average fee rate increase for the three and nine months ended September 30, 2022 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Management fees decreased $(25.7) million, or (23.1)%, from $111.4 million for the three months ended September 30, 2021 to $85.7 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in average assets under management, as well as the disposition of Campbell Global. Average assets under management excluding our equity-accounted Affiliate decreased (25)%, from $119.9 billion for the three months ended September 30, 2021 to $90.3 billion for the three months ended September 30, 2022, mainly due to the negative market and net outflows over the past twelve months, as well as the disposition of Campbell Global in August 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Management fees decreased $(45.4) million, or (13.9)%, from $326.8 million for the nine months ended September 30, 2021 to $281.4 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the equity market decline and net outflows over the past twelve months, as well as the disposition of Campbell Global. Average assets under management excluding equity-accounted Affiliate decreased (15)%, from $118.1 billion for the nine months ended September 30, 2021 to $100.9 billion for the nine months ended September 30, 2022, mainly due to the equity market decline and net outflows over the past twelve months, as well as the disposition of Campbell Global in August 2021.

Performance Fees
Approximately $11.0 billion, or 13% of our AUM in consolidated Affiliates, were in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Performance fees decreased $(2.3) million, from $3.4 million for the three months ended September 30, 2021 to $1.1 million for the three months ended September 30, 2022, primarily due to the decline in performance fee eligible assets. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Performance fees decreased $(15.3) million, from $28.4 million for the nine months ended September 30, 2021 to $13.1 million for the nine months ended September 30, 2022, primarily due to the disposition of Campbell Global, which contributed $15.3 million to the first half of 2021 performance fees. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Other Revenue
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Other revenue was $3.1 million for the three months ended September 30, 2021. There was no other revenue for the three months ended September 30, 2022. The decrease was attributable to the disposition of Campbell Global in August 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Other revenue was $5.7 million for the nine months ended September 30, 2021. There was no other revenue for the nine months ended September 30, 2022. The decrease was attributable to the disposition of Campbell Global in August 2021.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, and revaluation of key employee owned Affiliate equity and profit interests;
ii.general and administrative expenses;
iii.amortization of acquired intangibles; and
iv.depreciation and amortization charges.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Fixed compensation and benefits(1)	$21.5	$24.5	$63.9	$75.1
Sales-based compensation(2)	1.7	1.9	5.7	5.4
Variable compensation(3)	19.8	27.1	70.4	83.8
Affiliate key employee distributions(4)	1.1	5.0	3.5	9.5
Non-cash Affiliate key employee equity revaluations(5)	(9.2)	8.7	(34.8)	19.4
Total U.S. GAAP compensation and benefits expense	$34.9	$67.2	$108.7	$193.2

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three and nine months ended September 30, 2022, $21.5 million and $63.9 million, respectively, of fixed compensation and benefits (of the $21.5 million and $63.9 million above) are included within economic net income. Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three and nine months ended September 30, 2021, $23.6 million and $72.1 million, respectively, of fixed compensation and benefits (of the $24.5 million and $75.1 million above) are included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.
(2)Sales-based compensation is paid to our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.
(3)Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is awarded based on a contractual percentage of Affiliate ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSUS, the Affiliates’ share of performance fees, which ranges from 60%-75% of the total, is allocated entirely to variable compensation. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cash variable compensation	$17.6	$25.2	$63.2	$79.5
Non-cash equity-based award amortization	2.2	1.9	7.2	4.3
Total variable compensation(a)	$19.8	$27.1	$70.4	$83.8

(a)For the three and nine months ended September 30, 2022, $19.8 million and $70.4 million, respectively, of variable compensation expense (of the $19.8 million and $70.4 million above) are included within economic net income. For the three and nine months ended September 30, 2021, $27.0 million and $82.9 million, respectively, of variable compensation expense (of the $27.1 million and $83.8 million above) are included within economic net income, which excludes $0.1 million and $0.9 million of variable compensation associated with restructuring at an Affiliate.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Compensation and benefits expense decreased $(32.3) million, or (48.1)%, from $67.2 million for the three months ended September 30, 2021 to $34.9 million for the three months ended September 30, 2022. Fixed compensation and benefits decreased $(3.0) million, or (12.2)%, from $24.5 million for the three months ended September 30, 2021 to $21.5 million for the three months ended September 30, 2022, primarily reflecting disposition of Affiliates. Variable compensation decreased $(7.3) million, or (26.9)%, from $27.1 million for the three months ended September 30, 2021 to $19.8 million for the three months ended September 30, 2022. The decrease was primarily attributable to lower pre-bonus profits in the current year, as well as the disposition of Campbell Global. This decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation decreased $(0.2) million, or (10.5)%, from $1.9 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(3.9) million, or (78.0)%, from $5.0 million for the three months ended September 30, 2021 to $1.1 million for the three months ended September 30, 2022 as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate equity decreased by $(17.9) million reflecting revaluations of key employee ownership interests at our consolidated Affiliates as the value of Affiliate equity increased $8.7 million for the three months ended September 30, 2021 and decreased $(9.2) million for the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Compensation and benefits expense decreased $(84.5) million, or (43.7)%, from $193.2 million for the nine months ended September 30, 2021 to $108.7 million for the nine months ended September 30, 2022. Fixed compensation and benefits decreased $(11.2) million, or (14.9)%, from $75.1 million for the nine months ended September 30, 2021 to $63.9 million for the nine months ended September 30, 2022, primarily reflecting Affiliate dispositions. Variable compensation decreased $(13.4) million, or (16.0)%, from $83.8 million for the nine months ended September 30, 2021 to $70.4 million for the nine months ended September 30, 2022. The decrease was primarily attributable to lower pre-bonus profits in the current year, as well as the disposition of Campbell Global. This decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation increased $0.3 million, or 5.6%, from $5.4 million for the nine months ended September 30, 2021 to $5.7 million for the nine months ended September 30, 2022, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(6.0) million, or (63.2)%, from $9.5 million for the nine months ended September 30, 2021 to $3.5 million for the nine months ended September 30, 2022, primarily as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate equity decreased by $(54.2) million reflecting the change in value of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $19.4 million for the nine months ended September 30, 2021 and decreased $(34.8) million for the nine months ended September 30, 2022.

General and Administrative Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: General and administrative expense increased $1.0 million, or 6.1%, from $16.5 million for the three months ended September 30, 2021 to $17.5 million for the three months ended September 30, 2022. The increase was primarily due to increased travel and entertainment, consulting, and system costs.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: General and administrative expense decreased $(2.7) million, or (5.0)%, from $53.6 million for the nine months ended September 30, 2021 to $50.9 million for the nine months ended September 30, 2022. The decrease was primarily due to the disposition of Affiliates, offset partially by an increase in travel and entertainment, consulting, and system costs in the current period.
Amortization of Acquired Intangibles Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Amortization of acquired intangibles expense was unchanged at $0.1 million for the three months ended September 30, 2021 and $0.1 million for the three months ended September 30, 2022. This account reflects the amortization of intangible assets acquired by Acadian.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Amortization of acquired intangibles expense was unchanged, at $0.1 million for the nine months ended September 30, 2021 and $0.1 million nine months ended September 30, 2022. This account reflects the amortization of intangible assets acquired by Acadian.
Depreciation and Amortization Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Depreciation and amortization expense decreased $(1.2) million, or (22.2)%, from $5.4 million for the three months ended September 30, 2021 to $4.2 million for the three months ended September 30, 2022. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated and the disposition of Affiliates.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Depreciation and amortization expense decreased $(1.9) million, or (11.4)%, from $16.7 million for the nine months ended September 30, 2021 to $14.8 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated and the disposition of Affiliates.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest expense;
iii.loss on extinguishment of debt; and
iv.gain on sale of subsidiaries.

Investment Income
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Investment income decreased $(0.7) million, from $0.3 million for the three months ended September 30, 2021 to $(0.4) million for the three months ended September 30, 2022. The decrease was driven primarily by lower returns on seed capital investments due to the market decline in the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Investment income decreased $(8.8) million, from $7.6 million for the nine months ended September 30, 2021 to $(1.2) million for the nine months ended September 30, 2022. The decrease was driven primarily by lower returns on seed capital investments due to the market decline in the nine months ended September 30, 2022.
Interest Income
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Interest income was $0.2 million for the three months ended September 30, 2022. There was no interest income for the three months ended September 30, 2021. The increase was due to an increase in short-term investment returns.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Interest income increased $0.2 million, from $0.1 million for the nine months ended September 30, 2021 compared to $0.3 million for the nine months ended September 30, 2022. The increase was due to an increase in short-term investment returns.
Interest Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Interest expense decreased $(1.6) million, or (25.8)%, from $6.2 million for the three months ended September 30, 2021 to $4.6 million for the three months ended September 30, 2022, primarily reflecting a lower balance of third party borrowings following the redemption of our 5.125% Senior Notes due August 1, 2031 in January 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Interest expense decreased $(2.8) million, or (15.0)%, from $18.7 million for the nine months ended September 30, 2021 to $15.9 million for the nine months ended September 30, 2022, primarily reflecting the lower balance of third party borrowings in 2022, slightly offset by $1.3 million of additional interest expense related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Loss on Extinguishment of Debt
Three months ended September 30, 2022 compared to three months ended September 30, 2021: There was no loss on extinguishment of debt in the three months ended September 30, 2021 or the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: There was no loss on extinguishment of debt in the nine months ended September 30, 2021. Loss on extinguishment of debt was $(3.2) million for the nine months ended September 30, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.

Gain on Sale of Subsidiaries
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Gain on sale of subsidiaries was $34.6 million for the three months ended September 30, 2021. Included in the balance for the three months ended September 30, 2021 is our gain on the sale of our equity interests in ICM and Campbell Global. There was no gain on sale of subsidiaries in the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Gain on sale of subsidiaries was $33.3 million for the nine months ended September 30, 2021. Included in the balance for the nine months ended September 30, 2021 is our gain on the sale of our equity interests in ICM and Campbell Global, slightly offset by the loss on disposition of a business unit during the nine months ended September 30, 2021. There was no gain on sale of subsidiaries in the nine months ended September 30, 2022.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Income tax expense decreased $(7.0) million, from $14.5 million for the three months ended September 30, 2021 to $7.5 million for the three months ended September 30, 2022. The decrease in income tax expense primarily relates to a decrease in income from continuing operations in the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Income tax expense decreased $(3.7) million, from $33.5 million for the nine months ended September 30, 2021 to $29.8 million for the nine months ended September 30, 2022. The decrease in income tax expense primarily relates to a decrease in income from continuing operations during the nine months ended September 30, 2022.
U.S. GAAP Consolidated Funds
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we sold our equity interests in Landmark on June 2, 2021, which resulted in the de-consolidation of all Landmark Funds as of June 2, 2021, the consummation of the sale. There were no consolidated Funds for the three and nine months ended September 30, 2022. As previously noted, consolidated Landmark Funds are included in discontinued operations for the nine months ended September 30, 2021.
Discontinued Operations
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we completed the sale of all our equity interests in TSW on July 19, 2021, and we completed the sale of all our equity interests in Landmark on June 2, 2021. As a result, Landmark and TSW are reported within discontinued operations for the three and nine months ended September 30, 2021.
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Income from discontinued operations was $1.2 million for the three months ended September 30, 2021, representing the income from TSW and Landmark including consolidated Landmark Funds. There was no income from discontinued operations for the three months ended September 30, 2022. The gain on disposal of discontinued operations was $185.4 million for the three months ended September 30, 2021, representing the gain on sale of our equity interests in TSW. There was no gain on disposal of discontinued operations for the three months ended September 30, 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Income from discontinued operations was $76.5 million for the nine months ended September 30, 2021, representing the net income from TSW and Landmark, including consolidated Landmark Funds. There was no income from discontinued operations for the nine months ended September 30, 2022. The gain on disposal of discontinued operations was $694.6 million for the nine months ended September 30, 2021, representing the gain on sales of Landmark and TSW. There was no gain on disposal of discontinued operations for the nine months ended September 30, 2022.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Numerator: Operating income	$30.1	$28.7	$120.0	$97.3
Denominator: Total revenue	$86.8	$117.9	$294.5	$360.9
U.S. GAAP operating margin	34.7%	24.3%	40.7%	27.0%

Numerator: Total operating expenses	$56.7	$89.2	$174.5	$263.6
Denominator: Management fee revenue	$85.7	$111.4	$281.4	$326.8
U.S. GAAP operating expense / management fee revenue	66.2%	80.1%	62.0%	80.7%

Numerator: Variable compensation	$19.8	$27.1	$70.4	$83.8
Denominator: Operating income before variable compensation and Affiliate key employee distributions(1)	$51.0	$60.8	$193.9	$190.6
U.S. GAAP variable compensation ratio	38.8%	44.6%	36.3%	44.0%

Numerator: Affiliate key employee distributions	$1.1	$5.0	$3.5	$9.5
Denominator: Operating income before Affiliate key employee distributions(1)	$31.2	$33.7	$123.5	$106.8
U.S. GAAP Affiliate key employee distributions ratio	3.5%	14.8%	2.8%	8.9%

(1)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Operating income	$30.1	$28.7	$120.0	$97.3
Affiliate key employee distributions	1.1	5.0	3.5	9.5
Operating income before Affiliate key employee distributions	31.2	33.7	123.5	106.8
Variable compensation	19.8	27.1	70.4	83.8
Operating income before variable compensation and Affiliate key employee distributions	$51.0	$60.8	$193.9	$190.6

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2022 and 2021
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2022	2021	2022	2021
U.S. GAAP net income attributable to controlling interests		$17.8	$229.5	$70.2	$789.2
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(9.2)	8.7	(34.8)	19.4
ii.	Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
iii.	Capital transaction costs	0.1	0.1	5.1	0.8
iv.	Seed/Co-investment (gains) losses and financings(1)	0.4	0.2	1.4	(3.5)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.3	1.0	0.8
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	0.4	(220.5)	1.1	(731.5)
vii.	ENI tax normalization	0.4	(1.6)	1.7	0.5
Tax effect of above adjustments, as applicable(3)		2.2	6.8	7.4	3.2
Economic net income		$12.5	$23.6	$53.2	$79.0

(1)The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2022 and 2021 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Seed/Co-investment (gains) losses	$0.4	$(0.1)	$1.2	$(5.0)
Financing costs:
Seed/Co-investment average balance	4.2	19.7	4.2	34.0
Blended interest rate*	6.5%	6.1%	6.4%	5.9%
Financing costs	—	0.3	0.2	1.5
Net seed/co-investment (gains) losses and financing	$0.4	$0.2	$1.4	$(3.5)

* The blended rate is based on the weighted average rate of the long-term debt.

(2)The three months ended September 30, 2022 includes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The three months ended September 30, 2021 includes income from discontinued operations attributable to controlling interests of $(186.6) million, restructuring costs at the Center and Affiliate of $0.5 million, and costs associated with the transfer of an insurance policy from our former parent of of $0.3 million, and the gain on sale of subsidiaries of $34.6 million. The nine months ended September 30, 2022 includes restructuring costs of $0.2 million, and costs associated with the transfer of an insurance policy from our former parent of $0.9 million. The nine months ended September 30, 2021 includes income from discontinued operations attributable to controlling interests of $703.1 million, restructuring costs at the Center and Affiliates of $4.0 million, costs associated with the transfer of an insurance policy from our former parent of $0.9 million, and the gain on sale of subsidiaries of $33.3 million.
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

    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP revenue	$86.8	$117.9	$294.5	$360.9
Include investment return on equity-accounted Affiliate	—	0.2	—	2.6
Exclude Fund expenses reimbursed by customers	—	(0.7)	—	(2.9)
ENI revenue	$86.8	$117.4	$294.5	$360.6
The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Management fees(1)	$85.7	$111.4	$281.4	$326.8
Performance fees(2)	1.1	3.4	13.1	28.4
Other income, including equity-accounted Affiliate(3)	—	2.6	—	5.4
ENI revenue	$86.8	$117.4	$294.5	$360.6

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our previously disposed equity-accounted Affiliate of $0.2 million and $2.6 million for the three and nine months ended September 30, 2021, respectively. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP other revenue	$—	$3.1	$—	$5.7
Earnings from equity-accounted Affiliate	—	0.2	—	2.6
Exclude Fund expenses reimbursed by customers	—	(0.7)	—	(2.9)
ENI other income	$—	$2.6	$—	$5.4

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP operating expense	$56.7	$89.2	$174.5	$263.6
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	9.2	(8.7)	34.8	(19.4)
Goodwill impairment and amortization of acquired intangible assets	(0.1)	(0.1)	(0.1)	(0.1)
Capital transaction costs	—	0.1	—	(0.3)
Restructuring costs(1)	(0.4)	(0.8)	(1.1)	(4.9)
Fund expenses reimbursed by customers	—	(0.7)	—	(2.9)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(19.8)	(27.0)	(70.4)	(82.9)
Affiliate key employee distributions	(1.1)	(5.0)	(3.5)	(9.5)
ENI operating expense	$44.5	$47.0	$134.2	$143.6

(1)The three months ended September 30, 2022 includes $0.1 million of restructuring costs and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended September 30, 2021 includes $0.5 million of restructuring costs at the Center and Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2022 includes $0.2 million of restructuring costs and $0.9 million of costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2021 includes $4.0 million of restructuring costs at the Center and Affiliates and $0.9 million costs associated with the transfer of an insurance policy from our former parent.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Fixed compensation & benefits(1)	$21.5	$23.6	$63.9	$72.1
General and administrative expenses(2)	18.8	18.0	55.5	54.8
Depreciation and amortization	4.2	5.4	14.8	16.7
ENI operating expense	$44.5	$47.0	$134.2	$143.6

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2022 and 2021 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Total U.S. GAAP compensation and benefits expense	$34.9	$67.2	$108.7	$193.2
Non-cash key employee equity and profit interest revaluations excluded from ENI	9.2	(8.7)	34.8	(19.4)
Sales-based compensation reclassified to ENI general & administrative expenses	(1.7)	(1.9)	(5.7)	(5.4)
Affiliate key employee distributions	(1.1)	(5.0)	(3.5)	(9.5)
Restructuring expenses	—	(0.2)	—	(0.9)
Variable compensation	(19.8)	(27.0)	(70.4)	(82.9)
Fund expenses reimbursed by customers	—	(0.8)	—	(3.0)
ENI fixed compensation and benefits	$21.5	$23.6	$63.9	$72.1
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP general and administrative expense	$17.5	$16.5	$50.9	$53.6
Sales-based compensation	1.7	1.9	5.7	5.4
Capital transaction costs	—	0.1	—	(0.3)
Restructuring costs	(0.4)	(0.5)	(1.1)	(3.9)
ENI general and administrative expense	$18.8	$18.0	$55.5	$54.8

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2022 and 2021. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Numerator: ENI operating earnings(1)	$22.5	$43.4	$89.9	$134.1
Denominator: ENI revenue	$86.8	$117.4	$294.5	$360.6
ENI operating margin(2)	25.9%	37.0%	30.5%	37.2%

Numerator: ENI operating expense	$44.5	$47.0	$134.2	$143.6
Denominator: ENI management fee revenue(3)	$85.7	$111.4	$281.4	$326.8
ENI operating expense ratio(4)	51.9%	42.2%	47.7%	43.9%

Numerator: ENI variable compensation	$19.8	$27.0	$70.4	$82.9
Denominator: ENI earnings before variable compensation(1)(5)	$42.3	$70.4	$160.3	$217.0
ENI variable compensation ratio(6)	46.8%	38.4%	43.9%	38.2%

Numerator: Affiliate key employee distributions	$1.1	$5.0	$3.5	$9.5
Denominator: ENI operating earnings(1)	$22.5	$43.4	$89.9	$134.1
ENI Affiliate key employee distributions ratio(7)	4.9%	11.5%	3.9%	7.1%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP operating income	$30.1	$28.7	$120.0	$97.3
Include earnings from equity-accounted Affiliate	—	0.2	—	2.6
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(9.2)	8.7	(34.8)	19.4
Goodwill impairment and amortization of acquired intangible assets and pre-acquisition employee equity	0.1	0.1	0.1	0.1
Capital transaction costs	—	(0.1)	—	0.3
Restructuring costs(a)	0.4	0.8	1.1	4.9
Affiliate key employee distributions	1.1	5.0	3.5	9.5
Variable compensation	19.8	27.0	70.4	82.9
ENI earnings before variable compensation	42.3	70.4	160.3	217.0
Less: ENI variable compensation	(19.8)	(27.0)	(70.4)	(82.9)
ENI operating earnings	22.5	43.4	89.9	134.1
Less: ENI Affiliate key employee distributions	(1.1)	(5.0)	(3.5)	(9.5)
ENI earnings after Affiliate key employee distributions	$21.4	$38.4	$86.4	$124.6

(a)The three months ended September 30, 2022 includes $0.1 million of restructuring costs and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The three months ended September 30, 2021 includes $0.5 million of restructuring costs at the Center and Affiliates and $0.3 million of costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2022 includes $0.2 million of restructuring costs and $0.9 million of costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2021 includes $4.0 million of restructuring costs at the Center and Affiliates and $0.9 million of costs associated with the transfer of an insurance policy from our former parent.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 34.7% for the three months ended September 30, 2022 and 24.3% for the three months ended September 30, 2021, 40.7% for the nine months ended September 30, 2022, and 27.0% for the nine months ended September 30, 2021.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Pre-tax economic net income(1)	$17.1	$32.6	$72.9	$108.0
Taxes at the U.S. federal and state statutory rates(2)	(4.7)	(8.9)	(19.9)	(29.5)
Other reconciling tax adjustments	0.1	(0.1)	0.2	0.5
Tax on economic net income	(4.6)	(9.0)	(19.7)	(29.0)
Economic net income	$12.5	$23.6	$53.2	$79.0
Economic net income effective tax rate(3)	26.9%	27.6%	27.0%	26.9%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
U.S. GAAP interest income	$0.2	$—	$0.3	$0.1
U.S. GAAP interest expense	(4.6)	(6.2)	(15.9)	(18.7)
U.S. GAAP net interest expense	(4.4)	(6.2)	(15.6)	(18.6)
Other ENI interest expense exclusions(a)	0.1	0.4	2.1	2.0
ENI net interest expense	(4.3)	(5.8)	(13.5)	(16.6)
ENI earnings after Affiliate key employee distributions(b)	21.4	38.4	86.4	124.6
Pre-tax economic net income	$17.1	$32.6	$72.9	$108.0

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

The corporate head office is included within the Other category, along with our previously disposed Affiliates, Campbell Global and ICM, for the three and nine months ended September 30, 2021. We completed the sale of our equity interests in ICM in July 2021. We completed the sale of our equity interest in Campbell Global in August 2021. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
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
    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in millions)	2022			2021
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Management fees	$85.7	$—	$85.7	$108.0	$3.4	$111.4
Performance fees	1.1	—	1.1	2.6	0.8	3.4
Other income, including equity-accounted affiliate	—	—	—	—	2.6	2.6
ENI revenue	$86.8	$—	$86.8	$110.6	$6.8	$117.4
The following table identifies the components of segment ENI revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in millions)	2022		2021
	Quant & Solutions	Total	Quant & Solutions	Other	Total
Management fees	$281.4	$281.4	$312.9	$13.9	$326.8
Performance fees	13.1	13.1	12.3	16.1	28.4
Other income, including equity-accounted affiliate	—	—	—	5.4	5.4
ENI revenue	$294.5	$294.5	$325.2	$35.4	$360.6
Quant & Solutions Segment ENI Revenue
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Quant & Solutions ENI revenue decreased $(23.8) million, or (21.5)%, from $110.6 million for the three months ended September 30, 2021 to $86.8 million for the three months ended September 30, 2022. The decrease was mainly attributable to (20.6)% lower management fees driven by lower average AUM resulting from equity market decline and net outflows over the past twelve months.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Quant & Solutions ENI revenue decreased $(30.7) million, or (9.4)%, from $325.2 million for the nine months ended September 30, 2021 to $294.5 million for the nine months ended September 30, 2022. The decrease was attributable to (10.1)% lower management fees, driven by lower average AUM.

Other ENI Revenue
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Other ENI revenue was $6.8 million for the three months ended September 30, 2021 representing the revenue from our previously disposed Affiliates, Campbell Global and ICM. The sales of Campbell Global and ICM were completed in 2021. There was no Other ENI revenue for the for the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Other ENI revenue was $35.4 million for the nine months ended September 30, 2021 representing the revenue from our previously disposed Affiliates, Campbell Global and ICM. The sales of Campbell Global and ICM were completed in 2021. There was no Other ENI revenue for the nine months ended September 30, 2022.
    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in millions)	2022			2021
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$19.9	$1.6	$21.5	$19.3	$4.3	$23.6
General and administrative expense	16.4	2.4	18.8	14.9	3.1	18.0
Depreciation and amortization	4.1	0.1	4.2	5.2	0.2	5.4
Total ENI Operating Expenses	$40.4	$4.1	$44.5	$39.4	$7.6	$47.0
Variable compensation	18.9	0.9	19.8	23.5	3.5	27.0
Affiliate key employee distributions	1.1	—	1.1	3.8	1.2	5.0
Total Expenses	$60.4	$5.0	$65.4	$66.7	$12.3	$79.0

The following table identifies the components of segment ENI expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in millions)	2022			2021
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$58.3	$5.6	$63.9	$57.0	$15.1	$72.1
General and administrative expense	48.4	7.1	55.5	44.0	10.8	54.8
Depreciation and amortization	14.5	0.3	14.8	15.8	0.9	16.7
Total ENI operating expenses	$121.2	$13.0	$134.2	$116.8	$26.8	$143.6
Variable compensation	66.9	3.5	70.4	68.1	14.8	82.9
Affiliate key employee distributions	3.5	—	3.5	8.4	1.1	9.5
Total expenses	$191.6	$16.5	$208.1	$193.3	$42.7	$236.0

Quant & Solutions Segment ENI Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Quant & Solutions ENI operating expense increased $1.0 million, or 2.5%, from $39.4 million for the three months ended September 30, 2021 to $40.4 million for the three months ended September 30, 2022. The increase was driven by 10.1% higher ENI general and administrative expense resulting from higher travel and entertainment, consultant, and system costs. Quant & Solutions ENI fixed compensation and benefits expense increased 3.1% due to higher salaries and new hires. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (19.6)% as a result of lower earnings before variable compensation in the current period, partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions decreased (71.1)%, impacted by lower ENI earnings after variable compensation and the leveraged nature of the distribution share.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Quant & Solutions ENI operating expense increased $4.4 million, or 3.8%, from $116.8 million for the nine months ended September 30, 2021 to $121.2 million for the nine months ended September 30, 2022. The increase was driven by 2.3% higher ENI fixed compensation and benefits expense resulting from higher salaries and new hires and 10.0% higher ENI general and administrative expense primarily due to higher travel and entertainment, consultant, and systems costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (1.8)% as a result of lower earnings before variable compensation in the current period, partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions decreased (58.3)%, impacted by lower ENI earnings after variable compensation, and the leveraged nature of the distribution share.
Other ENI Expense
Three months ended September 30, 2022 compared to three months ended September 30, 2021: Other ENI operating expense decreased $(3.5) million, or (46.1)%, from $7.6 million for the three months ended September 30, 2021 to $4.1 million for the three months ended September 30, 2022. The decrease was driven by (62.8)% lower fixed compensation and benefit expense, and (22.6)% lower general and administrative expense resulting from disposition of Affiliates in 2021. Other ENI variable compensation expense decreased (74.3)% due to the disposition of Campbell Global.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021: Other ENI operating expense decreased $(13.8) million, or (51.5)%, from $26.8 million for the nine months ended September 30, 2021 to $13.0 million for the nine months ended September 30, 2022. The decrease was driven by (62.9)% lower fixed compensation and benefit expense and (34.3)% lower general and administrative expense resulting from disposition of Affiliates in 2021. Other ENI variable compensation expense decreased (76.4)% due to the disposition of Campbell Global.

Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Cash provided by (used in)(1)
Operating activities	$63.3	$22.3
Investing activities	(9.3)	1,009.0
Financing activities	(204.7)	20.0

(1) Cash flow data shown only includes cash flows from continuing operations.
Comparison for the nine months ended September 30, 2022 and 2021
Net cash from operating activities from continuing operations increased $41.0 million, from net cash provided of $22.3 million for the nine months ended September 30, 2021 to net cash provided of $63.3 million for the nine months ended September 30, 2022, driven by changes in net income offset by changes in operating assets and liabilities period over period, including the collection of 2021 revenue in the first quarter of 2022 and taxes paid in the nine months ended September 30, 2021. In the nine months ended September 30, 2022, net cash from investing activities of continuing operations decreased $(1,018.3) million, from $1,009.0 million provided in the nine months ended September 30, 2021 to $9.3 million used in the nine months ended September 30, 2022, driven by proceeds from the sale of Landmark, TSW, Campbell Global and ICM in the nine months ended September 30, 2021. Net cash from financing activities from continuing operations decreased $224.7 million, from $20.0 million provided in the nine months ended September 30, 2021 to $204.7 million used in the nine months ended September 30, 2022, primarily due to the repayment of third party borrowings and the revolving credit facility, as well as higher share repurchases in the nine months ended September 30, 2022.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net income attributable to controlling interests	$17.8	$229.5	$70.2	$789.2
Net interest expense to third parties	4.4	6.2	15.6	18.6
Income tax expense (including tax expenses related to discontinued operations)	7.5	89.0	29.8	288.4
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	4.3	5.4	14.9	19.9
EBITDA	$34.0	$330.1	$130.5	$1,116.1
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(8.8)	9.1	(33.0)	20.7
EBITDA of discontinued operations attributable to controlling interests	—	(261.1)	—	(961.1)
(Gain) loss on seed and co-investments	0.4	(0.1)	1.2	(5.0)
Restructuring expenses(1)	0.4	(33.7)	1.1	(28.4)
Capital transaction costs	—	(0.1)	3.2	0.3
Adjusted EBITDA	$26.0	$44.2	$103.0	$142.6
ENI net interest expense to third parties	(4.3)	(5.8)	(13.5)	(16.6)
Depreciation and amortization(2)	(4.6)	(5.8)	(16.6)	(18.0)
Tax on economic net income	(4.6)	(9.0)	(19.7)	(29.0)
Economic net income	$12.5	$23.6	$53.2	$79.0

(1)The three months ended September 30, 2022 includes $0.1 million of restructuring costs and $0.3 million of costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2022 includes $0.2 million of restructuring costs and $0.9 million of costs associated with the transfer of an insurance policy from our former parent. The three months ended September 30, 2021 includes $0.5 million of restructuring costs at the Center and Affiliates and costs associated with the transfer of an insurance policy from our former parent of $0.3 million, and the gain on sale of subsidiaries of $34.6 million. The nine months ended September 30, 2021 includes $4.0 million of restructuring costs at the Center and Affiliates and costs associated with the transfer of an insurance policy from our former parent of $0.9 million, and the gain on sale of subsidiaries of $33.3 million.
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
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	September 30, 2022	December 31, 2021	Interest rate	Maturity
Revolving credit facility:
$125 million revolving credit facility	$29.0	$—	Variable rate	March 7, 2025
Total revolving credit facility	$29.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.4	$273.1	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	121.8	5.125%	August 1, 2031
Total third party borrowings	$273.4	$394.9

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $3.2 million of loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.
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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At September 30, 2022, Acadian’s Leverage Ratio was 0.1x and Acadian’s Interest Coverage Ratio was 156x.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	September 30, 2022	December 31, 2021
($ in millions)
Share-based payments liability	$15.7	$28.1
Affiliate profit interests liability	7.0	30.6
Employee equity	22.7	58.7
Voluntary deferral plan liability	38.0	45.0
Total	$60.7	$103.7

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
Additionally, we have recorded accrued incentive compensation of $64.6 million and $117.4 million on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period.
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
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which may include, from time to time, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business and our Affiliate, our expected future net cash flows, our anticipated expense levels, capital management, financial condition, results of operations and cash flows, and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our model for assessing the impact of market risk on our results uses September 30, 2022 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2022. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2022.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 35% of our ENI cost structure is variable, representing variable compensation and Acadian key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27.3% to calculate profit after tax.
The value of our assets under management was $83.3 billion as of September 30, 2022. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $31.3 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $11.0 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $7.0 million impact to our gross performance fees based on our trailing twelve month performance fees of $69.5 million from Quant & Solutions segment as of September 30, 2022. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $16.0 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $81.1 billion of equity assets under management to increase or decrease by $8.1 billion, resulting in a change in annualized management fee revenue of $30.4 million and an annual change in post-tax economic net income of approximately $13.8 million, given our current cost structure, operating model, and weighted average fee rate of 37 basis points at the mix of strategies as of September 30, 2022. Approximately $10.0 billion, or 12%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1.8 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $65.8 billion of foreign currency denominated AUM to increase or decrease by $6.6 billion, resulting in a change in annualized management fee revenue of $26.1 million and an annual change in post-tax economic net income of $11.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of September 30, 2022. Approximately $9.5 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.4 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under the Acadian credit facility. Interest on borrowings under the Acadian credit facility is based upon variable interest rates. Borrowings under the credit facility were $29.0 million as of September 30, 2022. We currently do not hedge against interest rate risk. As of September 30, 2022, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the nine months ended September 30, 2022.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	November 4, 2022

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)