Form 10-K
period 2022-12-31
BrightSphere Investment Group Inc.
filed 2023-02-28
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-38979

BrightSphere Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-1121020
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 State Street, 13th Floor		02109
Boston,	Massachusetts
(Address of principal executive offices)		(Zip Code)
(617)-369-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	BSIG	New York Stock Exchange
4.800% Notes due 2026	BSIG 26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $18.01 on that date on the New York Stock Exchange, was $580,168,395. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 41,451,964 shares of the registrant’s shares of common stock outstanding on February 26, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 7, 2023 are incorporated by reference into Part III.

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
Actual results may differ materially from those in forward-looking information as a result of various factors including but not limited to our dependence on Acadian Asset Management LLC, or Acadian reliance on key personnel, the potential for reputational harm, actual or potential conflicts of interest, potential losses on seed and co-investment capital, foreign currency exchange risk, litigation risk, competition, risks associated with governmental regulation, and other risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., references to the “Company” and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and, prior to their disposition, previously disposed equity-accounted Affiliates, excluding discontinued operations. References to the “Center” refer to the holding company excluding the Affiliates and/or BrightSphere Inc., or BSUS, a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or previously had an ownership interest, and references to our Affiliates’ sponsored investment entities are “Funds.” References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian’s products or services, nor is any such information a recommendation for Acadian’s products or services.
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

PART I
Item 1.    Business.
Overview
We are a global, diversified asset management company with approximately $94 billion of assets under management as of December 31, 2022. We provide investment management services globally, predominantly to institutional investors. We historically held ownership interests in a group of investment management firms (the “Affiliates”). We have completed the disposition of certain Affiliates which resulted in a differentiated investment management business operating through our majority owned subsidiary, Acadian Asset Management LLC (“Acadian”), a leading systematic manager of active global and international equity, multi-asset and alternative strategies. The ownership structure of Acadian provides incentives for growth and prudent business management across multiple generations of Acadian partners, who retain meaningful levels of equity in their own business to preserve strong alignment of interests between us, Acadian, their clients and our shareholders. Acadian comprises our Quant & Solutions reportable segment.
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
Acadian
Acadian, founded in 1986, is a leading systematic investment manager of active global, international equity, and alternative strategies with approximately $94 billion in AUM as of December 31, 2022. Acadian pursues a fundamentally grounded, data-rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of 40,000-plus securities taken from over 150 global markets. Acadian manages strategies in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm’s clients were domiciled in approximately 20 countries across Asia, Australia, Europe and North America as of December 31, 2022. The firm has over 100 investment and research professionals and manages approximately 70 distinct investment products and strategies.
Competitive Strengths
Experience.    As a pioneer in systematic investing, Acadian has been managing systematic equity portfolios since the 1980s. This experience affords us a broad perspective and data history. Guided by the economic intuition and insights of a talented, experienced, and diverse investment team, Acadian has been at the forefront of systematic research, signal development, and portfolio construction for 36 years.
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

Capital Management
Our asset management business generates significant, recurring free cash flow that can be accessed to create value for our shareholders. In particular, we believe we can generate strong returns on allocated capital by, among other things, (i) providing seed capital to fund new products and strategies; (ii) providing investment capital to support strategic growth; and (iii) implementing opportunistic share repurchases. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2017 to December 31, 2022, we repurchased approximately 63% of our shares.

Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels. The institutional channel accounts for approximately 80% of our AUM. Within this channel, we have strong relationships in the public/government pension market (42% of our AUM as of December 31, 2022) and the corporate plan market (14% of our AUM as of December 31, 2022), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across industry segments and geographies and have various growth characteristics. Our institutional distribution channel includes clients from across the globe, including, but not limited to, pension funds, state and local governments; employee benefit plans and foundations and endowments. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. We maintain relationships with a number of insurance companies, private banks, Outsourced Chief Investment Officers (“OCIOs”) and Fund of Funds (“FoFs”). While we market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represented 13% of our AUM as of December 31, 2022. We manage assets for mutual funds, and other commingled products including UCITs and Collective Investment Trusts, which gives us exposure to a retail investor base and the defined contribution market.
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

Our client base is highly diverse without significant concentration. As of December 31, 2022, our top five client relationships represented approximately 15% of total run rate gross management fee revenue, and our top 25 clients represented approximately 36% of run rate gross management fee revenue. The below graphic shows the breakdown of our assets under management as of December 31, 2022 by client type and location.

Total AUM:	$93.6 bn
Data as of December 31, 2022
Products and Investment Performance
    Product Mix
We offer leading strategies in global, international, U.S. and emerging markets equities, in addition to alternative investments and responsible investing.
The chart below presents our wide range of offerings. These areas have the potential to provide a balanced earnings stream to our business. We believe our offerings are well-positioned in areas of investor demand and the diversity of investment style and asset class can enable us to participate in growing segments of the industry, through a range of investing environments.

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

Data as of December 31 for the years 2018 to 2022
*Acadian assets representing 32%, 11%, 47%, 89% and 88% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2018, 2019, 2020, 2021 and 2022, respectively.
The chart below indicates performance on a revenue-weighted and equal-weighted basis relative to benchmark, as at December 31, 2022. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.
Quant & Solutions Investment Performance*

Data as of December 31, 2022*
*    As of December 31, 2022, Acadian assets representing 88% of revenue were outperforming benchmarks on a 1- year basis.

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
Through wholly owned affiliates, Acadian is also subject to the regulatory environments of the non-U.S. jurisdictions in which Acadian operates. Acadian’s U.K. affiliate is subject to regulation by the Financial Conduct Authority, or FCA. Acadian’s Singapore affiliate is subject to regulation by the Monetary Authority of Singapore, or MAS. Acadian Australia is subject to regulation by the Australian Securities and Investment Commission, or ASIC. Each regulatory body imposes a comprehensive system of regulation on investment advisers and the manner in which we conduct our business in that country.
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
As of December 31, 2022, we had 354 full-time equivalent employees, of which 22 were employees of BrightSphere Investment Group Inc. and 332 were employees of Acadian. None of these employees are represented by any collective bargaining agreements.

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

In addition, assets could be withdrawn for any number of reasons other than poor absolute or relative investment performance, including macro-economic factors unrelated to investment performance, a reduction in market demand for the asset classes, products or strategies we offer, the loss of key personnel, price declines in the securities markets generally, price declines in those assets in which client assets are concentrated or changes in investment patterns of clients, a failure by us to comply with applicable client and regulatory investment guidelines, or factors wholly unrelated to us. Any of these factors could have a negative impact on our results of operations and financial condition.

We derive a substantial portion of our revenue from a limited number of investment strategies.

In 2020 and 2021, we divested all of our affiliates with the exception of Acadian. Accordingly, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2022, $37.3 billion, or 40%, of our assets under management were concentrated across three investment strategies: Acadian’s Emerging Markets Equity ($14.7 billion, or 16%), Acadian’s All-Country World ex-US Equity ($11.5 billion, or 12%) and Acadian’s Global Equity ($11.1 billion, or 12%). Consequently, our results of operations are dependent upon our ability to minimize the risk of outflows from these strategies through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian’s Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us.

We rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel.

We depend on the skills and expertise of our key investment and management personnel, and our success and growth depends on our ability to attract and retain key personnel. We rely heavily upon the services of certain key investment and management personnel. The loss of key investment and management personnel for any reason could have an adverse impact upon our business, results of operations and financial condition. Any of our key investment or management personnel could resign at any time, join a competitor or form a competing company. We have entered into non-competition agreements with some, but not all, of our investment and management personnel, but these agreements may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive a non-competition agreement applicable to investment or management personnel in light of the circumstances of our relationship with that person. Additionally, key employees have the opportunity to participate in the appreciation in the value of our business. Award documents typically limit a recipient’s right to provide competitive services to our clients or solicit our employees for prescribed periods.

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

We believe we have strong client and consultant relationships in our core institutional marketplaces, and we depend upon these relationships to successfully market our existing products and strategies and to introduce new products and strategies. As of December 31, 2022, Acadian’s top five client relationships represented approximately 15% of total run rate gross management fee revenue, and Acadian’s top 25 clients represented approximately 36% of run rate gross management fee revenue. Total run rate gross management fee revenue reflects the sum for each account at Acadian, of the product of (a) assets under management in each account at December 31, 2022, multiplied by (b) the relevant management fee rate on that account. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our business and negatively impact our results of operations.

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

Our profit margins and net income are dependent on our ability to maintain current fee levels for the products and services we offer. The competitive nature of the asset management industry has led to a trend toward lower fees in certain segments of the asset management market, and there can be no assurance that we will be able to maintain our current pricing structures. We also may be required to restructure our fees due to regulatory changes. These factors also could inhibit the ability to increase fees for certain products. A reduction in the fees, or limited opportunities to increase fees, will reduce or limit our revenues and could reduce or limit our net income.

The fees charged on our assets under management vary by asset class and produce different revenues per dollar of assets under management based on factors such as the type of assets being managed, the applicable investment strategy, the type of client and the client fee schedule. Institutional clients may have significant negotiating leverage in establishing the terms of an advisory relationship, particularly with respect to the level of fees paid, and the competitive pressure to attract and retain institutional clients may impact the level of fee income we earn. In order for us to maintain our fee structure in a competitive environment, we may elect to decline to manage additional assets from potential clients who demand lower fees even though our revenues may be adversely affected in the short term.

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

Investments in non-U.S. markets, in securities of non-U.S. companies and utilization of currency forward contracts and options on currency may involve foreign currency exchange risk, and tax, political, social and economic uncertainties, and a reduction in assets under management associated with investments in non-U.S. equities could have a disproportionately adverse impact on our results of operations.

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

In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since over 95% of our total assets under management as of December 31, 2021 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.

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

As of December 31, 2022, we had approximately $19 million committed to seed capital, which is currently invested in three products. The amount we commit to, or invest in, seed capital could change materially from time to time in our discretion based on the needs of the business. The capital utilized in the seed portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed capital would adversely impact our results of operations or financial condition.

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

We are subject to data protection laws including in the European Union (“EU”), United Kingdom (“U.K.”), United States (“U.S.”) and other jurisdictions, and any failure to comply with such legislation could adversely affect our business, reputation, results of operations and financial condition.

We are subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, certain of our processing activities are subject to the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and also as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”), along with the Data Protection Act 2018 in the U.K. (“Act”) (together “EU/U.K. Data Protection Laws”). The EU Data Protection Laws have a wide territorial reach and apply to data controllers and data processors which have an establishment in the EU/U.K., or which offer goods or services to, or monitor the behavior of, data subjects in the EU and U.K. The EU/U.K. Data Protection Laws impose stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the EU/U.K. Data Protection Laws and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting breaches to data protection authorities and, in some cases, affected individuals. The EU/U.K. Data Protection Laws give strong enforcement powers to data protection authorities in the EU/U.K., and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach.

In the United States, we are subject to the California Consumer Privacy Act (“CCPA”). The CCPA gives California consumers, defined to include all California residents, certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. These protections have been expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and became operational in most key respects on January 1, 2023. The CPRA imposes further obligations on covered businesses, establishes a new regulatory authority called the California Privacy Protection Agency and offers consumers additional rights, including the rights to correct and to opt out of the “sharing” of their personal information for purposes of cross-context behavioral advertising. Colorado, Connecticut, Utah and Virginia have also passed comprehensive privacy laws that may impact our operations, with the Virginia law in effect as of January 1, 2023, and there are similar legislative proposals being advanced in other U.S. states, as well as in Congress. The interpretation of EU/U.K. Data Protection Laws, the CCPA, and other privacy laws to which we are subject around the world can be uncertain, and as business practices are challenged by regulators, data subjects and consumer protection agencies, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection practices. Compliance with data privacy and security regulations can require allocation of resources as well as changes in operations and non-compliance can result in substantial fines.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and other anti-corruption laws that apply in countries where we do business. The FCPA, the Bribery Act and other applicable anti-corruption laws generally prohibit us and our employees and intermediaries from paying bribes, receiving bribes or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that may pose an elevated risk of corruption, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under FCPA, the Bribery Act or local anti-corruption laws.

We are also subject to other laws and regulations governing our international operations, including applicable export control regulations, economic sanctions on countries or persons, customs requirements currency exchange regulations, and anti-facilitation of tax evasion rules, or collectively Trade Control Laws. As with anti-corruption laws, misconduct by third parties could potentially subject us to liability under Trade Control Laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws or Trade Control Laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our internal operations might be subject or the manner in which existing laws might be administered or interpreted. If we are not in compliance with anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of anti-corruption laws or Trade Control Laws by U.K., U.S. or other authorities could also have an adverse impact on our reputation, business, results of operations and financial condition.

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

The outbreak of COVID-19 and the related containment and mitigation measures put in place have had, and may continue to have, a serious impact on the economy and the financial and securities markets. As a result, our investment results have been, and may as a result of COVID-19 or other outbreaks again be, negatively affected, resulting in decreases to our assets under management and related revenue and earnings. In addition, the economic conditions caused by the COVID-19 pandemic or another outbreak may increase our funding costs or limit our access to the capital markets, which could impact our ability to finance our operations through borrowing. As the potential impact of COVID-19 or any other future outbreak is impossible to predict, the extent of any negative effects on our operating results or the duration of any potential business disruption is uncertain.

In addition, our operations, as well as third-party service providers on whom we rely, have been, and in the future may again be, significantly impacted by the COVID-19 pandemic. No assurance can be given that the steps we have taken with respect to business continuity plans will be effective or appropriate. While our employees have been successful in working remotely, operational challenges may arise in the future. In the event that our workforce or the workforces of our key service providers were to experience significant illness levels, our ability to operate our business normally could be materially disrupted. Any such material disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

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

Our ability to attract assets also is dependent upon our ability to offer a mix of products and services that meet client demand and our ability to maintain investment management fees at competitive levels. When asset classes or products that we do not offer are in favor with either existing or potential clients, we will miss the opportunity to attract and manage these assets and face the risk of assets being withdrawn in favor of competitors who manage the asset classes and/or provide these products. If we are unable to compete effectively in the market, our results of operations and potential business growth could be adversely affected.

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

Policy and legislative changes in the U.S. and in other countries are affecting many aspects of financial regulation. Our business, results of operations and financial condition may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations in any of the jurisdictions in which we conduct business. Our ability to function in this legislative and regulatory environment will depend on our ability to monitor and promptly react and adapt to legislative and regulatory changes, including situations where such changes in regulatory requirements may be driven by internal factors. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

As of February 22, 2023, Paulson & Co. Inc. (“Paulson”) owns 21.6% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other stockholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant stockholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint one director so long as it holds at least 7% of our outstanding common stock. Paulson also has the right to transfer this appointment right to a transferee that acquires from Paulson the foregoing percentage of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.

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

The tax laws of the U.S., the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate and otherwise adversely affect our results of operations. While the likelihood and nature of any such legislation or regulations is uncertain, the new administration has pursued, and may continue to pursue, tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest, among other things. For example, the Inflation Reduction Act of 2022, enacted in August 2022, contained a number of changes to the U.S. federal tax laws, including a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases, which could impact our stock repurchase program and our ability to return value to stockholders efficiently. These and other such changes could materially increase the amount of taxes we are required to pay.

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

Item 2.    Properties.
Our principal executive office is located at 200 State Street, 13th Floor, Boston, Massachusetts 02109. In Boston, we lease 7,218 square feet under a lease that expires on December 31, 2023. Acadian has its own primary office in Boston, MA where core investment management activities take place. In addition, Acadian has leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “BSIG.” As of February 27, 2023 there were two registered stockholders of record.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of BSIG under the Securities Act.
The following graph compares the cumulative shareholder return on our common stock during the five-year period ending December 31, 2022, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Financial Sector Index.
*The Company undertook leadership changes as of April 15, 2020.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and previously disposed equity-accounted Affiliate, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or BSUS, a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or previously had an ownership interest. References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian’s products or services, nor is any such information a recommendation for Acadian’s products or services.
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes which appear in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.
This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K.
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
•U.S. GAAP Results of Operations for the years ended December 31, 2022, 2021 and 2020 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2022, 2021 and 2020, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key Non-GAAP operating metrics and a calculation of tax on economic net income. In addition, this section provides analysis for our business segment.
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
The corporate head office is included within the Other category, along with our previously disposed Affiliate, Campbell Global, LLC (“Campbell Global”) for the years ended December 31, 2021 and 2020. We completed the sale of our equity interest in Campbell Global in August 2021. Investment Counselors of Maryland, LLC (“ICM”) is also included in the Other category for the year ended December 31, 2021. We completed the sale of our equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
The following previously divested Affiliates are included in the Liquid Alpha segment for the year ended December 31, 2020: Barrow Hanley, Mewhinney & Strauss LLC (“Barrow”), Copper Rock Capital Partners (“Copper Rock”) and ICM.
Under U.S. GAAP, Acadian is consolidated into our financial statements. We may also be required to consolidate Acadian’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $11.9 billion, or 13%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.

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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our former equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, and it includes our share of earnings from our former equity-accounted Affiliate.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
U.S. GAAP Basis
Revenue	$417.2	$523.8	$499.5	$(106.6)	$24.3
Pre-tax income from continuing operations attributable to controlling interests	144.8	178.1	344.4	(33.3)	(166.3)
Net income from continuing operations attributable to controlling interests	100.6	128.1	247.3	(27.5)	(119.2)
Net income attributable to controlling interests	100.6	828.4	286.7	(727.8)	541.7
U.S. GAAP operating margin(1)	40%	28%	26%	1241 bps	147 bps
Earnings per share, basic ($)	$2.39	$10.73	$3.53	$(8.34)	$7.20
Earnings per share, diluted ($)	2.33	10.29	3.49	$(7.96)	$6.80
Basic shares outstanding (in millions)	42.1	77.2	81.3	(35.1)	(4.1)
Diluted shares outstanding (in millions)	43.2	80.5	82.0	(37.3)	(1.5)
Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$416.8	$523.5	$492.3	$(106.7)	$31.2
Pre-tax economic net income(5)	112.0	165.4	120.8	(53.4)	44.6
ENI operating margin(6)	32%	38%	31%	(617) bps	776 bps
Adjusted EBITDA	$150.1	$211.7	$164.9	$(61.6)	$46.8
Economic net income(7)	81.6	118.3	88.3	(36.7)	30.0
ENI diluted EPS ($)	$1.89	$1.47	$1.08	$0.42	$0.39
Other Operational Information
Assets under management (AUM) excluding discontinued operations at year end (in billions)	$93.6	$117.2	$116.0	$(23.6)	$1.2
Net client cash flows (in billions)	(3.1)	(5.9)	(4.9)	2.8	(1.0)
Annualized revenue impact of net flows(8)	(5.0)	(10.3)	(31.0)	5.3	20.7

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
(3)Excludes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $1.2 million for the year ended December 31, 2022. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring at the Center and Affiliate of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of subsidiaries of $48.6 million for the year ended December 31, 2021. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and subsidiaries of $9.4 million, costs associated with the transfer of an insurance policy from our former Parent of $1.6 million, and the gain on sale of subsidiaries of $241.3 million for the year ended December 31, 2020.
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
(8)Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, plus revenue impact from reinvested income and distributions, including our equity-accounted Affiliate. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. In addition, reinvested income and distributions for the segment is multiplied by average fee rate for the segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
Our total assets under management as of December 31, 2022 were $93.6 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2022	December 31, 2021	December 31, 2020
Acadian Asset Management	$93.6	$117.2	$108.1
Campbell Global(1)	—	—	4.7
Investment Counselors of Maryland(2)	—	—	3.2
Total assets under management excluding discontinued operations	93.6	117.2	116.0
Landmark Partners(3)	—	—	18.4
Thompson, Siegel & Walmsley(4)	—	—	22.3
Total assets under management	$93.6	$117.2	$156.7

(1)On August 31, 2021, we completed the sale of all our interests in Campbell Global.
(2)On July 19, 2021, we completed the sale of all our interests in ICM.
(3)On June 2, 2021, we completed the sale of all our interests in Landmark Partners (“Landmark”).
(4)On July 22, 2021, we completed the sale of all our equity interests in Thompson, Siegel & Walmsley LLC (“TSW”).

Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global, and international equities;
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets; and
iii.Other, which is mainly comprised of forestry and equities managed by our previous Affiliates.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2022	December 31, 2021	December 31, 2020
Developed Markets	$73.2	$89.3	$81.1
Emerging Markets	20.4	27.9	27.0
Other	—	—	7.9
Total assets under management	$93.6	$117.2	$116.0
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2022		December 31, 2021		December 31, 2020
	AUM	% of total	AUM	% of total	AUM	% of total
Public / Government	$39.3	42.0%	$52.6	44.9%	$54.3	46.8%
Commingled Trust/UCITS	21.7	23.2%	26.1	22.3%	24.1	20.8%
Corporate / Union	13.1	14.0%	15.8	13.5%	16.9	14.6%
Sub-advisory	11.8	12.6%	14.1	12.0%	11.5	9.9%
Endowment / Foundation	3.1	3.3%	3.3	2.8%	2.5	2.2%
Mutual Fund	0.6	0.6%	1.0	0.9%	2.8	2.4%
Other	4.0	4.3%	4.3	3.6%	3.9	3.3%
Total assets under management	$93.6		$117.2		$116.0
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2022		December 31, 2021		December 31, 2020
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$62.7	67.0%	$77.1	65.8%	$77.4	66.7%
Europe	16.3	17.4%	20.1	17.2%	18.3	15.8%
Asia	3.2	3.4%	5.5	4.7%	4.5	3.9%
Australia	5.6	6.0%	5.9	5.0%	8.1	7.0%
Other	5.8	6.2%	8.6	7.3%	7.7	6.6%
Total assets under management	$93.6		$117.2		$116.0
AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods include reinvested income and distributions, and exclude realizations. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.

In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including our equity-accounted Affiliate. In addition, reinvested income and distributions is multiplied by average fee rate for the respective segment to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2022	2021	2020
Quant & Solutions
Beginning balance	$117.2	$107.0	$101.6
Gross inflows	11.1	10.6	12.9
Gross outflows	(18.0)	(19.7)	(17.5)
Reinvested income and distributions	3.8	2.7	2.8
Net flows	(3.1)	(6.4)	(1.8)
Market appreciation (depreciation)	(20.5)	15.5	7.2
Other(1)	—	1.1	—
Ending balance	$93.6	$117.2	$107.0
Average AUM(2)	$98.7	$113.9	$94.5

Liquid Alpha(3)
Beginning balance	$—	$3.2	$58.0
Sale of Affiliates	—	—	(50.3)
Gross inflows	—	—	5.9
Gross outflows	—	—	(10.8)
Reinvested income and distributions	—	—	1.1
Net flows	—	—	(3.8)
Market depreciation	—	—	(0.7)
Other(3)	—	(3.2)	—
Ending balance	$—	$—	$3.2
Average AUM	$—	$—	$42.2
Average AUM of consolidated Affiliates	$—	$—	$40.0

Other(3)
Beginning balance	$—	$5.8	$5.4
Sale of Affiliates	—	(8.9)	—
Gross inflows	—	0.7	1.0
Gross outflows	—	(0.2)	(0.3)
Net flows	—	0.5	0.7
Market appreciation (depreciation)	—	0.6	(0.3)
Other(1)(3)	—	2.0	—
Ending balance	$—	$—	$5.8
Average AUM	$—	$5.4	$5.7
Average AUM of consolidated Affiliates	$—	$2.9	$5.7

Total
Beginning balance	$117.2	$116.0	$165.0
Sale of Affiliates	—	(8.9)	(50.3)
Gross inflows	11.1	11.3	19.8
Gross outflows	(18.0)	(19.9)	(28.6)
Reinvested income and distributions	3.8	2.7	3.9
Net flows	(3.1)	(5.9)	(4.9)
Market appreciation (depreciation)	(20.5)	16.1	6.2
Other(4)	—	(0.1)	—
Ending balance continuing operations	93.6	117.2	116.0
Discontinued operations(3)	—	—	40.7
Ending balance including discontinued operations	$93.6	$117.2	$156.7
Average AUM	$98.7	$119.3	$142.4
Average AUM of consolidated Affiliates	$98.7	$116.8	$140.2

Annualized basis points: inflows	46.6	46.4	34.6
Annualized basis points: outflows	39.6	36.5	39.7
Annualized revenue impact of net flows (in millions)	$(5.0)	$(10.3)	$(31.0)

(1)AUM representing liquid alternative strategies previously excluded from the Quant & Solutions segment has been reclassified as of January 1, 2021.
(2)Average AUM equals average AUM of consolidated Affiliates.
(3)Our reportable segments reflect the sale of Landmark and TSW and the reclassification of their AUM, asset flows and market appreciation (depreciation) to discontinued operations. ICM has been reclassified to the Other category as of the beginning of the first quarter of 2021. The Other category includes movements of our previously disposed affiliates, Campbell Global and ICM, for the years ended December 31, 2021 and 2020.
(4)Other movements related to billable assets adjustment for our previous Affiliate.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2022	2021	2020
Sub-advisory
Beginning balance	$14.1	$11.5	$28.5
Sale of Affiliates	—	(0.4)	(16.8)
Gross inflows	1.3	2.8	4.7
Gross outflows	(1.8)	(1.7)	(5.7)
Reinvested income and distributions	0.5	0.3	0.7
Net flows	—	1.4	(0.3)
Market appreciation (depreciation)	(2.3)	1.6	0.1
Ending balance	$11.8	$14.1	$11.5

Institutional
Beginning balance	$97.8	$97.8	$128.2
Sale of Affiliates	—	(6.0)	(30.5)
Gross inflows	8.3	7.1	12.8
Gross outflows	(15.1)	(16.6)	(21.5)
Reinvested income and distributions	3.1	2.3	3.0
Net flows	(3.7)	(7.2)	(5.7)
Market appreciation (depreciation)	(16.9)	13.3	5.8
Other(1)	—	(0.1)	—
Ending balance	$77.2	$97.8	$97.8

Retail / Other
Beginning balance	$5.3	$6.7	$8.3
Sale of Affiliates		(2.5)	(3.0)
Gross inflows	1.5	1.4	2.3
Gross outflows	(1.1)	(1.6)	(1.4)
Reinvested income and distributions	0.2	0.1	0.2
Net flows	0.6	(0.1)	1.1
Market appreciation (depreciation)	(1.3)	1.2	0.3
Ending balance	$4.6	$5.3	$6.7

Total
Beginning balance	$117.2	$116.0	$165.0
Sale of Affiliates	—	(8.9)	(50.3)
Gross inflows	11.1	11.3	19.8
Gross outflows	(18.0)	(19.9)	(28.6)
Reinvested income and distributions	3.8	2.7	3.9
Net flows	(3.1)	(5.9)	(4.9)
Market appreciation (depreciation)	(20.5)	16.1	6.2
Other(1)	—	(0.1)	—
Ending balance continuing operations	93.6	117.2	116.0
Discontinued operations(2)	—	—	40.7
Ending balance including discontinued operations	$93.6	$117.2	$156.7

(1)Other movements related to billable assets adjustment for our previous Affiliate.
(2)Reflects the sale of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:
i.U.S.-based clients, where the contracting client is based in the United States, and
ii.Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2022	2021	2020
U.S.
Beginning balance	$77.1	$77.4	$113.4
Sale of Affiliates		(7.9)	(39.9)
Gross inflows	6.0	6.6	13.3
Gross outflows	(9.0)	(11.8)	(17.8)
Reinvested income and distributions	2.6	1.8	2.7
Net flows	(0.4)	(3.4)	(1.8)
Market appreciation (depreciation)	(14.0)	11.0	5.7
Ending balance	$62.7	$77.1	$77.4

Non-U.S.
Beginning balance	$40.1	$38.6	$51.6
Sale of Affiliates	—	(1.0)	(10.4)
Gross inflows	5.1	4.7	6.5
Gross outflows	(9.0)	(8.1)	(10.8)
Reinvested income and distributions	1.2	0.9	1.2
Net flows	(2.7)	(2.5)	(3.1)
Market appreciation (depreciation)	(6.5)	5.1	0.5
Other(1)	—	(0.1)	—
Ending balance	$30.9	$40.1	$38.6

Total
Beginning balance	$117.2	$116.0	$165.0
Sale of Affiliates	—	(8.9)	(50.3)
Gross inflows	11.1	11.3	19.8
Gross outflows	(18.0)	(19.9)	(28.6)
Reinvested income and distributions	3.8	2.7	3.9
Net flows	(3.1)	(5.9)	(4.9)
Market appreciation (depreciation)	(20.5)	16.1	6.2
Other(1)	—	(0.1)	—
Ending balance continuing operations	93.6	117.2	116.0
Discontinued operations(2)	—	—	40.7
Ending balance including discontinued operations	$93.6	$117.2	$156.7

(1)Other movements related to billable assets adjustment for our previous Affiliate.
(2)Reflects the sale of Landmark and TSW. As a result of the transactions, Landmark and TSW are reported within discontinued operations.

At December 31, 2022, our total assets under management were $93.6 billion, a decrease of $(23.6) billion or (20.1)%, compared to $117.2 billion at December 31, 2021. The assets under management at December 31, 2021 represented an increase of $1.2 billion or 1.0% compared to $116.0 billion excluding discontinued operations at December 31, 2020. The change in assets under management during the year ended December 31, 2022 reflects net market depreciation of $(20.5) billion and net flows of $(3.1) billion, including reinvested income and distributions of $3.8 billion. The change in assets under management during the year ended December 31, 2021 reflects the sale of Campbell Global and ICM of $(8.9) billion, net flows of $(5.9) billion, including reinvested income and distributions of $2.7 billion, and realizations and other of $(0.1) billion, offset by net market appreciation of $16.1 billion. The change in assets under management during the year ended December 31, 2020 reflects the sale of Barrow and Copper Rock of $(50.3) billion, net flows of $(4.9) billion, including reinvested income and distributions of $3.9 billion, partially offset by net market appreciation of $6.2 billion.
For the year ended December 31, 2022, our net outflows were $(3.1) billion compared to net outflows of $(5.9) billion for the year ended December 31, 2021 and net outflows of $(4.9) billion for the year ended December 31, 2020. The change in net outflows for the year ended December 31, 2022 was primarily due to lower outflows in certain Acadian strategies, partly as the result of improved relative investment performance in the year ended December 31, 2022. The change in net outflows for the year ended December 31, 2021 was primarily due to re-balancing and asset reallocation in certain Quant & Solutions strategies. Reinvested income and distributions of $3.8 billion, $2.7 billion, and $3.9 billion are reflected in the net flows for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the annualized revenue impact of the net flows improved to $(5.0) million compared to $(10.3) million for the year ended December 31, 2021 and $(31.0) million for the year ended December 31, 2020.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2022, 2021 and 2020
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$367.4	$433.3	$478.9	$(65.9)	$(45.6)
Performance fees	49.4	84.8	7.8	(35.4)	77.0
Other revenue	—	5.7	7.3	(5.7)	(1.6)
Consolidated Funds’ revenue	0.4	—	5.5	0.4	(5.5)
Total revenue	417.2	523.8	499.5	(106.6)	24.3
Compensation and benefits	159.2	284.6	243.1	(125.4)	41.5
General and administrative expense	71.1	71.2	88.0	(0.1)	(16.8)
Impairment of goodwill	—	—	16.4	—	(16.4)
Amortization of acquired intangibles	0.1	0.1	0.3	—	(0.2)
Depreciation and amortization	18.5	22.1	19.8	(3.6)	2.3
Consolidated Funds’ expense	0.4	—	0.2	0.4	(0.2)
Total operating expenses	249.3	378.0	367.8	(128.7)	10.2
Operating income	167.9	145.8	131.7	22.1	14.1
Investment income	0.2	8.3	4.9	(8.1)	3.4
Interest income	0.8	0.2	0.6	0.6	(0.4)
Interest expense	(20.5)	(24.8)	(28.5)	4.3	(3.7)
Loss on extinguishment of debt	(3.2)	—	—	(3.2)	—
Gain on sale of subsidiaries	—	48.6	241.3	(48.6)	(192.7)
Net consolidated Funds’ investment loss	(0.4)	—	(5.2)	(0.4)	5.2
Income from continuing operations before taxes	144.8	178.1	344.8	(33.3)	(166.7)
Income tax expense	44.2	50.0	97.1	(5.8)	(47.1)
Income from continuing operations	100.6	128.1	247.7	(27.5)	(119.6)
Income from discontinued operations, net of tax	—	77.3	67.8	(77.3)	9.5
Gain on disposal of discontinued operations, net of tax	—	691.0	—	(691.0)	691.0
Net income	100.6	896.4	315.5	(795.8)	580.9
Net income attributable to non-controlling interests in consolidated Funds	—	68.0	28.8	(68.0)	39.2
Net income attributable to controlling interests	$100.6	$828.4	$286.7	$(727.8)	$541.7
Basic earnings per share ($)	$2.39	$10.73	$3.53	$(8.34)	$7.20
Diluted earnings per share ($)	2.33	10.29	3.49	(7.96)	6.80
Weighted average shares of common stock outstanding—basic	42.1	77.2	81.3	(35.1)	(4.1)
Weighted average shares of common stock outstanding—diluted	43.2	80.5	82.0	(37.3)	(1.5)
U.S. GAAP operating margin (2)	40%	28%	26%	1241 bps	147 bps

(1)Certain Funds have been consolidated due to our seed capital or co-investments in the Funds.
(2)U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$100.6	$828.4	$286.7
Exclude: Net income from discontinued operations attributable to controlling interests	—	(700.3)	(39.4)
Net income from continuing operations attributable to controlling interests	100.6	128.1	247.3
Add: Income tax expense	44.2	50.0	97.1
Pre-tax income from continuing operations attributable to controlling interests	$144.8	$178.1	$344.4
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
Average basis points earned on average assets under management were 37.2 bps for the year ended December 31, 2022, 37.1 bps for the year ended December 31, 2021 and 34.1 bps for the year ended December 31, 2020. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, dispositions, and disproportionate market movements.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Management fees decreased $(65.9) million, or (15.2)%, from $433.3 million for the year ended December 31, 2021 to $367.4 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in average assets under management, a decrease in performance fees, as well as the disposition of Campbell Global in the third quarter of 2021. Average assets under management excluding our previous equity-accounted Affiliate decreased (15)%, from $116.8 billion for the year ended December 31, 2021 to $98.7 billion for the year ended December 31, 2022, primarily due to the negative market and net outflows over the past twelve months, as well as the disposition of Campbell Global in the third quarter of 2021.

Year ended December 31, 2021 compared to year ended December 31, 2020:    Management fees decreased $(45.6) million, or (9.5)%, from $478.9 million for the year ended December 31, 2020 to $433.3 million for the year ended December 31, 2021. The decrease was primarily due to the disposition of Barrow, which was included for the majority of 2020, but had no impact on 2021, and lower overall level of average assets under management. Average assets under management excluding our previous equity-accounted Affiliate decreased (16.7)%, from $140.2 billion for the year ended December 31, 2020 to $116.8 billion for the year ended December 31, 2021, primarily due to the sale of Campbell Global in the third quarter of 2021 and the sale of Barrow that occurred in the fourth quarter of 2020.
Performance Fees
Approximately $11.9 billion, or 13.0% of our AUM at December 31, 2022, are in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Performance fees decreased $(35.4) million, from $84.8 million for the year ended December 31, 2021 to $49.4 million for the year ended December 31, 2022. The decrease is partially driven by the reduction in assets under management, changes in outperformance during the year, and the disposition of Campbell Global in the third quarter of 2021.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Performance fees increased $77.0 million, from $7.8 million for the year ended December 31, 2020 to $84.8 million for the year ended December 31, 2021. Included in the increase is $16 million of performance fees earned by a timber investment from our previously divested Affiliate, Campbell Global. Acadian contributed approximately $61 million of the increase due to out-performance in a wide range of strategies in 2021, such as long/short and emerging markets equities. Many of Acadian’s performance fee-eligible accounts posted strong absolute and relative returns and crystallized performance fees during 2021.
Other Revenue
Year ended December 31, 2022 compared to year ended December 31, 2021:    Other revenue was $5.7 million for the year ended December 31, 2021. There was no other revenue for the year ended December 31, 2022. The decrease was attributable to the sale of Campbell Global during the year ended December 31, 2021.
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

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022	2021	2020
Fixed compensation and benefits(1)	$86.1	$100.2	$130.0
Sales-based compensation(2)	7.7	7.6	7.6
Variable compensation(3)	100.3	130.5	112.1
Affiliate key employee distributions(4)	5.1	13.4	8.5
Non-cash Affiliate key employee equity revaluations(5)	(40.0)	32.9	(15.1)
Total U.S. GAAP compensation and benefits expense	$159.2	$284.6	$243.1

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2022, $86.1 million of fixed compensation and benefits (of the $86.1 million above) is included within economic net income. For the year ended December 31, 2021, $97.2 million of fixed compensation and benefits (of the $100.2 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the year ended December 31, 2020, $125.7 million of fixed compensation and benefits (of the $130.0 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. The years ended December 31, 2021 and 2020 reflect the recategorization of Fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.
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

	Years ended December 31,
($ in millions)	2022	2021	2020
Cash variable compensation	$90.8	$124.6	$99.7
Non-cash equity-based award amortization	9.5	5.9	12.4
Total variable compensation(a)	$100.3	$130.5	$112.1

(a)For the year ended December 31, 2022, $100.3 million of variable compensation expense (of the $100.3 million above) is included within economic net income. For the year ended December 31, 2021, $129.6 million of variable compensation expense (of the $130.5 million above) is included within economic net income, which excludes $0.9 million of variable compensation associated with restructuring at an Affiliate. For the year ended December 31, 2020, $107.9 million of variable compensation expense (of the $112.1 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center and the Affiliates of $3.8 million, and variable compensation subsequently reimbursed by Funds of $0.3 million. The year ended December 31, 2020 reflects the recategorization of variable compensation reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.
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
Year ended December 31, 2022 compared to year ended December 31, 2021:    Compensation and benefits expense decreased $(125.4) million, or (44.1)%, from $284.6 million for the year ended December 31, 2021 to $159.2 million for the year ended December 31, 2022. Fixed compensation and benefits decreased $(14.1) million, or (14.1)%, from $100.2 million for the year ended December 31, 2021 to $86.1 million for the year ended December 31, 2022, primarily reflecting the disposition of Affiliates. Variable compensation decreased $(30.2) million, or (23.1)%, from $130.5 million for the year ended December 31, 2021 to $100.3 million for the year ended December 31, 2022. The decrease was primarily attributable to lower pre-bonus profits in the year ended December 31, 2022 and the disposition of Campbell Global. The decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation increased $0.1 million, or 1.3%, from $7.6 million for the year ended December 31, 2021 to $7.7 million for the year ended December 31, 2022. Affiliate key employee distributions decreased $(8.3) million, or (61.9)%, from $13.4 million for the year ended December 31, 2021 to $5.1 million for the year ended December 31, 2022 as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed $(72.9) million in 2022, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $32.9 million for the year ended December 31, 2021 and decreased $(40.0) million for the year ended December 31, 2022. The changes in value year over year reflect changes in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Compensation and benefits expense increased $41.5 million, from $243.1 million for the year ended December 31, 2020 to $284.6 million for the year ended December 31, 2021. Fixed compensation and benefits decreased $(29.8) million, or (22.9)%, from $130.0 million for the year ended December 31, 2020 to $100.2 million for the year ended December 31, 2021, primarily reflecting the disposition of Affiliates and cost savings from the restructuring at the Center and Affiliates. Variable compensation increased $18.4 million, or 16.4%, from $112.1 million for the year ended December 31, 2020 to $130.5 million for the year ended December 31, 2021. The increase was primarily attributable to higher performance fee revenues in 2021, of which the Affiliates’ share is determined by a contractual split and recognized as compensation over their respective vesting periods. Sales-based compensation remained at $7.6 million for the years ended December 31, 2020 and 2021, respectively. Affiliate key employee distributions increased $4.9 million, or 57.6%, from $8.5 million for the year ended December 31, 2020 to $13.4 million for the year ended December 31, 2021 as a result of higher post-variable compensation earnings and the change in the mix of earnings at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed by $48.0 million in 2021, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity decreased $(15.1) million for the year ended December 31, 2020 and increased $32.9 million for the year ended December 31, 2021.
General and Administrative Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:    General and administrative expense decreased $(0.1) million, or (0.1)%, from $71.2 million for the year ended December 31, 2021 to $71.1 million for the year ended December 31, 2022. The decrease was primarily due to the disposition of Affiliates, offset partially by an increase in travel and entertainment, consulting, and system costs in the year ended December 31, 2022.
Year ended December 31, 2021 compared to year ended December 31, 2020:    General and administrative expense decreased $(16.8) million, or (19.1)%, from $88.0 million for the year ended December 31, 2020 to $71.2 million for the year ended December 31, 2021. The decrease was primarily due to cost saving initiatives at the Center and Affiliates and the disposition of Campbell Global in the third quarter of 2021 and Barrow in the fourth quarter of 2020.

Impairment of Goodwill
Year ended December 31, 2022 compared to year ended December 31, 2021:     There was no impairment of goodwill recorded for the year ended December 31, 2022 or for the year ended December 31, 2021.
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
Amortization of Acquired Intangibles Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:    Amortization of acquired intangibles expense was unchanged at $0.1 million for the years ended December 31, 2021 and 2022, respectively. This account reflects the amortization of intangible assets acquired by Acadian.
Year ended December 31, 2021 compared to year ended December 31, 2020:   Amortization of acquired intangibles expense decreased $(0.2) million, or (66.7)%, from $0.3 million for the year ended December 31, 2020 to $0.1 million for the year ended December 31, 2021. The change is due to the disposition of Copper Rock in 2020.
Depreciation and Amortization Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:    Depreciation and amortization expense decreased $(3.6) million, or (16.3)%, from $22.1 million for the year ended December 31, 2021 to $18.5 million for the year ended December 31, 2022. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated and the disposition of Affiliates in 2021.
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
i.investment income;
ii.interest income;
iii.interest expense;
iv.loss on extinguishment of debt; and
v.gain on sale of subsidiaries

Investment Income
Year ended December 31, 2022 compared to year ended December 31, 2021:    Investment income decreased $(8.1) million, or (97.6)%, from $8.3 million for the year ended December 31, 2021 to $0.2 million for the year ended December 31, 2022. The decrease is due to lower returns generated by seed capital investments in the current year driven by the market decline in the year ended December 31, 2022.
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
Interest Income
Year ended December 31, 2022 compared to year ended December 31, 2021:    Interest income increased $0.6 million, or 300.0%, from $0.2 million for the year ended December 31, 2021 to $0.8 million for the year ended December 31, 2022. The increase was due to an increase in short-term investment returns in 2022.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Interest income decreased $(0.4) million, or (66.7)%, from $0.6 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021, principally due to a decrease in short-term investment returns in 2021.
Interest Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:    Interest expense decreased $4.3 million, or 17.3%, from $24.8 million for the year ended December 31, 2021 to $20.5 million for the year ended December 31, 2022, primarily reflecting a lower balance of third party borrowings in 2022, slightly offset by $1.3 million of additional interest expense related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
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
Loss on Extinguishment of Debt
Year ended December 31, 2022 compared to year ended December 31, 2021: There was no loss on extinguishment of debt for the year ended December 31, 2021. Loss on extinguishment of debt was $3.2 million for the year ended December 31, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Year ended December 31, 2021 compared to year ended December 31, 2020:    There was no loss on extinguishment of debt for the year ended December 31, 2021 or for the year ended December 31, 2020.
Gain on Sale of Subsidiaries
Year ended December 31, 2022 compared to year ended December 31, 2021: Gain on sale of subsidiaries was $48.6 million for the year ended December 31, 2021 representing our gain on sale of our equity interest in ICM and Campbell Global, slightly offset by the loss on disposition of a business unit during the year ended December 31, 2021. There was no gain on sale of subsidiaries in the year ended December 31, 2022.

Year ended December 31, 2021 compared to year ended December 31, 2020: Gain on sale of subsidiaries decreased $(192.7) million from $241.3 million for the year ended December 31, 2020 to $48.6 million for the year ended December 31, 2021, representing our gain on sale of our equity interest in ICM and Campbell Global, slightly offset by the loss on disposition of a business unit during the year ended December 31, 2021. Included in the balance for the year ended December 31, 2020 is a gain of $7.2 million on the sale of our equity interests in Copper Rock, a gain of $231.2 million on the sale of our equity interests in Barrow and a gain of $2.9 million on a previously disposed Affiliate.
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
Year ended December 31, 2022 compared to year ended December 31, 2021:    Income tax expense decreased $(5.8) million, from $50.0 million for the year ended December 31, 2021 to $44.2 million for the year ended December 31, 2022. The decrease in income tax expense is primarily related to the decrease in income from continuing operations for the year ended December 31, 2022.
Year ended December 31, 2021 compared to year ended December 31, 2020:    Income tax expense decreased $(47.1) million, from $97.1 million for the year ended December 31, 2020 to $50.0 million for the year ended December 31, 2021. The decrease in income tax expense is primarily related to the decrease in the income from continuing operations before taxes for the year ended December 31, 2021, driven by the sale of certain Affiliates that occurred during 2021. The decrease in income tax expense from the sale was partially offset by an increase to the permanent disallowance of executive compensation in 2021, a lower tax benefit recognized in 2021 from changes in uncertain tax positions that resulted from the lapse in statute of limitations, and an increase of state tax obligations.

U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Year ended December 31, 2022 compared to year ended December 31, 2021:   Consolidated Funds’ revenue was $0.4 million for the year ended December 31, 2022. Consolidated Funds’ expense was $0.4 million for the year ended December 31, 2022.  There were no consolidated Funds during the year ended December 31, 2021.
Year ended December 31, 2021 compared to year ended December 31, 2020:   There were no consolidated Funds during the year ended December 31, 2021. Consolidated Funds’ revenue was $5.5 million for the year ended December 31, 2020. Consolidated Funds’ expense was $0.2 million for the year ended December 31, 2020. The decrease in consolidated Funds’ revenue and decrease in consolidated Funds’ expense is due to the deconsolidation of Funds due to redemption of seed investments in Barrow consolidated Funds following the sale of our equity interests in Barrow in November 2020.
Discontinued Operations
As discussed further in Note 3 of our accompanying Consolidated Financial Statements, we completed the sale of all our equity interests in TSW on July 19, 2021, and we completed the sale of all our equity interests in Landmark on June 2, 2021. As a result, Landmark and TSW are reported within discontinued operations.

Year ended December 31, 2022 compared to year ended December 31, 2021:    Income from discontinued operations was $77.3 million for the year ended December 31, 2021, representing the income from TSW and Landmark, including consolidated Landmark Funds. There was no income from discontinued operations for the year ended December 31, 2022. The gain on disposal of discontinued operations, net of tax was $691.0 million for the year ended December 31, 2021 representing our gain on sale of our equity interests in Landmark and TSW. There was no gain on disposal of discontinued operations for the year ended December 31, 2022.

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
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2022, 2021 and 2020. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2022	2021	2020
Numerator: Operating income	$167.9	$145.8	$131.7
Denominator: Total revenue	$417.2	$523.8	$499.5
U.S. GAAP operating margin(1)	40.2%	27.8%	26.4%

Numerator: Total operating expenses(2)	$248.9	$378.0	$367.6
Denominator: Management fee revenue	$367.4	$433.3	$478.9
U.S. GAAP operating expense / management fee revenue(3)	67.7%	87.2%	76.8%

Numerator: Variable compensation	$100.3	$130.5	$112.1
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$273.3	$289.7	$247.0
U.S. GAAP variable compensation ratio(3)	36.7%	45.0%	45.4%

Numerator: Affiliate key employee distributions	$5.1	$13.4	8.5
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$173.0	$159.2	$134.9
U.S. GAAP Affiliate key employee distributions ratio(3)	2.9%	8.4%	6.3%

(1)Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin would be 40.3% for the year ended December 31, 2022, 27.8% for the year ended December 31, 2021 and 25.6% for the year ended December 31, 2020.
(2)Excludes consolidated Funds’ expense of $0.4 million for the year ended December 31, 2022, $0.0 million for the year ended December 31, 2021 and $0.2 million for the year ended December 31, 2020.
(3)Excludes the effect of Funds consolidation for the years ended December 31, 2022, 2021 and 2020.

(4)Excludes consolidated Funds’ revenue of $0.4 million for the year ended December 31, 2022, $0.0 million for the year ended December 31, 2021, and $5.5 million for the year ended December 31, 2020.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2022	2021	2020
Operating income	$167.9	$145.8	$131.7
Affiliate key employee distributions	5.1	13.4	8.5
Operating (income) loss of consolidated Funds	—	—	(5.3)
Operating income before Affiliate key employee distributions	$173.0	$159.2	$134.9
Variable compensation	100.3	130.5	112.1
Operating income before variable compensation and Affiliate key employee distributions	$273.3	$289.7	$247.0

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2022, 2021 and 2020
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2022, 2021 and 2020:

		Years ended December 31,
($ in millions)		2022	2021	2020
U.S. GAAP net income attributable to controlling interests		$100.6	$828.4	$286.7
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(40.0)	32.9	(15.1)
ii.	Goodwill impairment and amortization of acquired intangible assets	0.1	0.1	16.8
iii.	Capital transaction costs	5.2	1.8	0.8
iv.	Seed/Co-investment (gains) losses and financings(1)	0.6	(4.0)	4.1
v.	Tax benefit of goodwill and acquired intangibles deductions	1.5	1.1	1.6
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	1.3	(743.8)	(269.6)
vii.	ENI tax normalization(3)	3.3	(1.7)	2.2
Tax effect of above adjustments, as applicable(4)		9.0	3.5	60.8
Economic net income		$81.6	$118.3	$88.3

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2022, 2021 and 2020 are shown in the following table.

	Years ended December 31,
($ in millions)	2022	2021	2020
Seed/Co-investment (gains) losses	$0.2	$(5.7)	$(1.6)
Financing costs:
Seed/Co-investment average balance	6.1	28.9	97.0
Blended interest rate*	6.5%	5.9%	5.9%
Financing costs	0.4	1.7	5.7
Net seed/co-investment (gains) losses and financing	$0.6	$(4.0)	$4.1

* The blended rate is based on the weighted average rate of the long-term debt.
(2)For the year ended December 31, 2022, includes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $1.2 million. For the year ended December 31, 2021, includes net income from discontinued operations attributable to controlling interest of $700.3 million, restructuring costs at the Center and Affiliates of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of subsidiaries of $48.6 million. For the year ended December 31, 2020, includes net income from discontinued operations attributable to controlling interest of $39.4 million, restructuring costs at the Center and Affiliates of $9.4 million, costs associated with the transfer of an insurance policy from our former Parent of $1.6 million, and the gain on sale of subsidiaries of $241.3 million.
(3)Includes adjustments of $0.2 million, $3.0 million and $8.7 million to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions recorded during the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Reflects the sum of line items (i), (ii), (iii), (iv) and the restructuring portion of line item (vi) taxed at the 27.3% U.S. statutory rate (including state tax).

The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2022, 2021 and 2020:

		Years ended December 31,
($)		2022	2021	2020
U.S. GAAP net income per share		$2.33	$10.29	$3.49
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.92)	0.41	(0.18)
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	0.20
iii.	Capital transaction costs	0.12	0.02	0.01
iv.	Seed/Co-investment (gains) losses and financings	0.01	(0.05)	0.05
v.	Tax benefit of goodwill and acquired intangibles deductions	0.03	0.01	0.02
vi.	Discontinued operations and restructuring	0.03	(9.23)	(3.29)
vii.	ENI tax normalization	0.08	(0.02)	0.04
Tax effect of above adjustments		0.21	0.04	0.74
Economic net income per share		$1.89	$1.47	$1.08
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
ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP Revenue	$417.2	$523.8	$499.5
Include earnings from equity-accounted Affiliate	—	2.6	2.9
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.4)	—	(5.5)
Exclude Fund expenses reimbursed by customers(1)	—	(2.9)	(4.6)
ENI Revenue	$416.8	$523.5	$492.3

(1)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.

The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2022	2021	2020
Management fees(1)	$367.4	$433.3	$478.9
Performance fees (2)	49.4	84.8	7.8
Other income, including equity-accounted Affiliate(3)	—	5.4	5.6
ENI Revenue	$416.8	$523.5	$492.3

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $2.6 million for the year ended December 31, 2021 and $2.9 million for the year ended December 31, 2020. For the years ended December 30, 2021 and 2020, other income excludes certain Fund expenses initially paid by our previously divested Affiliate, Campbell Global, on the Funds’ behalf that are subsequently reimbursed. This recategorization is not applicable for the year ended December 31, 2022. Refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis” for a full discussion regarding the items excluded from the calculation of economic net income.

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP other revenue	$—	$5.7	$7.3
Earnings from equity-accounted Affiliate	—	2.6	2.9
Exclude Fund expenses reimbursed by customers(1)	—	(2.9)	(4.6)
ENI other income	$—	$5.4	$5.6

(1)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP operating expense	$249.3	$378.0	$367.8
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	40.0	(32.9)	15.1
Goodwill impairment and amortization of acquired intangible assets	(0.1)	(0.1)	(16.8)
Capital transaction costs	—	(1.2)	(0.2)
Restructuring costs(1)	(1.3)	(5.1)	(11.2)
Fund expenses reimbursed by customers(2)	—	(2.9)	(4.6)
Funds’ operating expenses	(0.4)	—	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(3)	(100.3)	(129.6)	(107.9)
Affiliate key employee distributions	(5.1)	(13.4)	(8.5)
ENI operating expense	$182.1	$192.8	$233.5

(1)For the year ended December 31, 2022, includes $0.1 million of restructuring costs and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2021, includes $3.8 million of restructuring costs at the Center and Affiliates and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2020, includes restructuring costs at the Center and the Affiliates of $9.4 million and $1.6 million costs associated with the transfer of an insurance policy from our former Parent.
(2)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.
(3)For the year ended December 31, 2021, excludes variable compensation related to restructuring at the Center and the Affiliates of $0.9 million that is included within Restructuring costs. For the year ended December 31, 2020, excludes variable compensation related to restructuring at the Center and the Affiliates of $3.8 million that is included within Restructuring costs, and Fund expenses reimbursed by customers of a previously divested Affiliate, Campbell Global, of $0.3 million.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2022	2021	2020
Fixed compensation & benefits(1)	$86.1	$97.2	$125.7
General and administrative expenses(2)	77.5	73.5	88.0
Depreciation and amortization	18.5	22.1	19.8
ENI operating expense	$182.1	$192.8	$233.5

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense to ENI fixed compensation and benefits expense for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022	2021	2020
Total U.S. GAAP compensation and benefits expense	$159.2	$284.6	$243.1
Non-cash key employee equity and profit interest revaluations excluded from ENI	40.0	(32.9)	15.1
Sales-based compensation reclassified to ENI general & administrative expenses	(7.7)	(7.6)	(7.6)
Affiliate key employee distributions	(5.1)	(13.4)	(8.5)
Restructuring expenses	—	(0.9)	(3.9)
Variable compensation	(100.3)	(129.6)	(107.9)
Fund expenses reimbursed by customers(a)	—	(3.0)	(4.6)
ENI fixed compensation and benefits	$86.1	$97.2	$125.7

(a)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the year ended December 31, 2022.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP general and administrative expense	$71.1	$71.2	$88.0
Sales-based compensation	7.7	7.6	7.6
Capital transaction costs	—	(1.2)	(0.2)
Restructuring costs(a)	(1.3)	(4.1)	(7.3)
Additional ENI adjustments	—	—	(0.1)
ENI general and administrative expense	$77.5	$73.5	$88.0

(a)Reflects $0.1 million related to restructuring and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent for the year ended December 31, 2022. Reflects $2.9 million related to restructuring at the Center and Affiliates, and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent in the year ended December 31, 2021. Reflects $5.6 million related to restructuring at the Center and Affiliates, and $1.6 million of costs associated with the transfer of an insurance policy from our former Parent in the year ended December 31, 2020.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2022, 2021 and 2020. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2022	2021	2020
Numerator: ENI operating earnings(1)	$134.4	$201.1	$150.9
Denominator: ENI revenue	$416.8	$523.5	$492.3
ENI operating margin(2)	32.2%	38.4%	30.7%

Numerator: ENI operating expense	$182.1	$192.8	$233.5
Denominator: ENI management fee revenue(3)	$367.4	$433.3	$478.9
ENI operating expense ratio(4)	49.6%	44.5%	48.8%

Numerator: ENI variable compensation	$100.3	$129.6	$107.9
Denominator: ENI earnings before variable compensation(1)(5)	$234.7	$330.7	$258.8
ENI variable compensation ratio(6)	42.7%	39.2%	41.7%

Numerator: Affiliate key employee distributions	$5.1	$13.4	$8.5
Denominator: ENI operating earnings(1)	$134.4	$201.1	$150.9
ENI Affiliate key employee distributions ratio(7)	3.8%	6.7%	5.6%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP operating income	$167.9	$145.8	$131.7
Include earnings from equity-accounted Affiliate	—	2.6	2.9
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(40.0)	32.9	(15.1)
Goodwill impairment and the amortization of acquired intangible assets	0.1	0.1	16.8
Capital transaction costs	—	1.2	0.2
Restructuring costs(a)	1.3	5.1	11.2
Affiliate key employee distributions	5.1	13.4	8.5
Variable compensation	100.3	129.6	107.9
Funds’ operating income	—	—	(5.3)
ENI earnings before variable compensation	234.7	330.7	258.8
Less: ENI variable compensation	(100.3)	(129.6)	(107.9)
ENI operating earnings	134.4	201.1	150.9
Less: ENI Affiliate key employee distributions	(5.1)	(13.4)	(8.5)
ENI earnings after Affiliate key employee distributions	$129.3	$187.7	$142.4

(a)For the year ended December 31, 2022, includes $1.2 million associated with the transfer of an insurance policy from our former Parent and $0.1 million of restructuring costs. For the year ended December 31, 2021, includes restructuring costs of $1.2 million associated with the transfer of an insurance policy from our former Parent and $3.8 million of restructuring costs at the Center and Affiliates. For the year ended December 31, 2020, includes restructuring costs of $1.6 million associated with the transfer of an insurance policy from our former Parent and $9.4 million of restructuring costs at the Center and the Affiliates.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 40.3% for the year ended December 31, 2022, 27.8% for the year ended December 31, 2021 and 25.6% for the year ended December 31, 2020.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2022	2021	2020
Pre-tax economic net income(1)	$112.0	$165.4	$120.8
Taxes at the U.S. federal and state statutory rates(2)	(30.6)	(45.2)	(40.1)
Other reconciling tax adjustments	0.2	(1.9)	7.6
Tax on economic net income	(30.4)	(47.1)	(32.5)
Economic net income	$81.6	$118.3	$88.3
Economic net income effective tax rate(3)	27.1%	28.5%	26.9%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2022	2021	2020
U.S. GAAP interest income	$0.8	$0.2	$0.6
U.S. GAAP interest expense	(20.5)	(24.8)	(28.5)
U.S. GAAP net interest expense	(19.7)	(24.6)	(27.9)
Other ENI interest expense exclusions(a)	2.4	2.3	6.3
ENI net interest income (expense)	(17.3)	(22.3)	(21.6)
ENI earnings after Affiliate key employee distributions(b)	129.3	187.7	142.4
Pre-tax economic net income	$112.0	$165.4	$120.8

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Includes $0.4 million related to the cost of seed and co-investment financing and $2.0 million related to the amortization of debt issuance costs for the year ended December 31, 2022. Includes $1.7 million related to the cost of seed and co-investment financing and $0.6 million related to the amortization of debt issuance costs for the year ended December 31, 2021. Includes $5.7 million related to the cost of seed and co-investment financing and $0.6 million related to the amortization of debt issuance costs for the year ended December 31, 2020.
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
The corporate head office is included within the Other category, along with our previously disposed Affiliate, Campbell Global for the years ended December 31, 2021 and 2020. We completed the sale of our equity interest in Campbell Global in August 2021. ICM is also included in the Other category for the year ended December 31, 2021. We completed the sale of our equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
Prior to June 30, 2021, we had a Liquid Alpha reportable segment which was comprised of TSW and ICM. ICM is included in the Liquid Alpha segment for the year ended December 31, 2020. On July 19, 2021, we completed the sale of our equity interests in TSW. As a result of this transaction, TSW has been reclassified to discontinued operations and Liquid Alpha no longer constitutes a reportable segment of the Company.
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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees and the impairment of goodwill. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.
    Segment ENI Revenue
The following tables identify the components of segment ENI revenue for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022		2021
	Quant & Solutions	Total	Quant & Solutions	Other	Total
Management fees	$367.4	$367.4	$419.4	$13.9	$433.3
Performance fees	49.4	49.4	68.7	16.1	84.8
Other income, including equity-accounted Affiliate	—	—	—	5.4	5.4
ENI revenue	$416.8	$416.8	$488.1	$35.4	$523.5

	Year ended December 31,
($ in millions)	2020
	Quant & Solutions	Liquid Alpha	Other	Total
Management fees	$346.8	$108.3	$23.8	$478.9
Performance fees	8.0	(0.2)	—	7.8
Other income, including equity-accounted Affiliate	—	3.0	2.6	5.6
ENI revenue	$354.8	$111.1	$26.4	$492.3
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2022 compared to year ended December 31, 2021:  Quant & Solutions ENI revenue decreased $(71.3) million, or (14.6)%, from $488.1 million for the year ended December 31, 2021 to $416.8 million for the year ended December 31, 2022. The decrease was due to (28.1)% lower performance fees in the year ended December 31, 2022, as well as (12.4)% lower management fees driven by lower average AUM resulting from equity market decline and net outflows in the last twelve months.
Year ended December 31, 2021 compared to year ended December 31, 2020:   Quant & Solutions ENI revenue increased $133.3 million, or 37.6%, from $354.8 million for the year ended December 31, 2020 to $488.1 million for the year ended December 31, 2021. The $61 million increase in performance fees was primarily due to significant out-performance in a wide range of strategies in 2021, such as long/short and emerging markets equities. The 20.9% increase in management fees was driven by higher average AUM primarily resulting from the equity market increase in 2021.
Liquid Alpha Segment ENI Revenue
Year ended December 31, 2021 compared to year ended December 31, 2020:   Liquid Alpha ENI revenue was $111.1 million for the year ended December 31, 2020 and was comprised of the ENI revenue from Barrow, Copper Rock and ICM. There was no Liquid Alpha ENI revenue for the year ended December 31, 2021 as the Liquid Alpha segment no long constituted a reportable segment.
    Segment ENI Expense
The following tables identify the components of segment ENI expense for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
($ in millions)	2022			2021
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$79.0	$7.1	$86.1	$79.1	$18.1	$97.2
General and administrative expense	68.4	9.1	77.5	60.5	13.0	73.5
Depreciation and amortization	18.1	0.4	18.5	21.2	0.9	22.1
Total ENI Operating Expenses	$165.5	$16.6	$182.1	$160.8	$32.0	$192.8
Variable compensation	96.0	4.3	100.3	100.8	28.8	129.6
Affiliate key employee distributions	5.1	—	5.1	12.4	1.0	13.4
Total Expenses	$266.6	$20.9	$287.5	$274.0	$61.8	$335.8

	Year ended December 31,
($ in millions)	2020
	Quant & Solutions	Liquid Alpha	Other	Total
Fixed compensation & benefits	$73.7	$26.9	$25.1	$125.7
General and administrative expense	56.9	12.4	18.7	88.0
Depreciation and amortization	18.4	0.1	1.3	19.8
Total ENI Operating Expenses	$149.0	$39.4	$45.1	$233.5
Variable compensation	72.8	29.0	6.1	107.9
Affiliate key employee distributions	4.3	3.9	0.3	8.5
Total Expenses	$226.1	$72.3	$51.5	$349.9
Quant & Solutions Segment ENI Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:  Quant & Solutions ENI operating expense increased $4.7 million, or 2.9%, from $160.8 million for the year ended December 31, 2021 to $165.5 million for the year ended December 31, 2022. The increase was driven by 13.1% higher ENI general and administrative expense primarily due to higher travel and entertainment, consultant, and system costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (4.8)% as a result of lower earnings before variable compensation, including performance fees. Affiliate key employee distributions attributable to Quant & Solutions decreased (58.9)%, impacted by lower ENI earnings after variable compensation and the leveraged nature of the distribution share.
Year ended December 31, 2021 compared to year ended December 31, 2020:   Quant & Solutions ENI operating expense increased $11.8 million, or 7.9%, from $149.0 million for the year ended December 31, 2020 to $160.8 million for the year ended December 31, 2021. The increase was driven by 7.3% higher ENI fixed compensation and benefits expense resulting from higher headcount and 6.3% higher ENI general and administrative expense primarily due to increased portfolio administrative and systems costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense, which is based on contractual arrangements, increased 38.5%, as a result of higher earnings before variable compensation. Affiliate key employee distributions attributable to Quant & Solutions increased 188.4%, primarily due to higher Quant & Solutions ENI earnings after variable compensation as well as the leveraged nature of the sharing agreement.

Liquid Alpha Segment ENI Expense
Year ended December 31, 2021 compared to year ended December 31, 2020:   Liquid Alpha ENI operating expense was $39.4 million for the year ended December 31, 2020 and was comprised of the ENI expense from Barrow and Copper Rock. There was no Liquid Alpha ENI expense for the year ended December 31, 2021 as the Liquid Alpha segment no longer constituted as a reportable segment.
Other ENI Expense
Year ended December 31, 2022 compared to year ended December 31, 2021:  Other ENI operating expense decreased $(15.4) million, or (48.1)%, from $32.0 million for the year ended December 31, 2021 to $16.6 million for the year ended December 31, 2022. The decrease was driven by (60.8)% lower ENI fixed compensation and benefits and (30.0)% lower ENI general and administrative expense, both driven by the disposition of Affiliates during 2021. Other ENI variable compensation expense decreased (85.1)%, primarily due to the disposition of Campbell Global in 2021.
Year ended December 31, 2021 compared to year ended December 31, 2020:   Other ENI operating expense decreased $(13.1) million, or (29.0)%, from $45.1 million for the year ended December 31, 2020 to $32.0 million for the year ended December 31, 2021. The decrease was driven by (27.9)% lower ENI fixed compensation and benefits expense resulting from dispositions, and (30.5)% lower ENI general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense increased 372.1% due to an increase in variable compensation at Campbell Global as a result of higher earnings, and an increase in Center variable compensation.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2022	2021	2020
Cash provided by (used in)(1)(2)
Operating activities	$119.0	$(4.4)	$170.6
Investing activities	(13.0)	1,036.0	361.6
Financing activities	(233.7)	(1,152.4)	(232.2)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Our most significant uses of cash include share repurchases, repayment of third-party borrowings, third-party interest payments, tax payments, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2022, 2021 and 2020
Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $123.4 million, from net cash used of $(4.4) million during the year ended December 31, 2021 to net cash provided of $119.0 million during the year ended December 31, 2022. The increase was primarily driven by taxes paid on the gain on sales of Affiliates and discontinued operations of $163.0 million in 2021, as well as changes in operating assets and liabilities offset by changes in net income period over period.

Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $(175.0) million, from net cash provided of $170.6 million during the year ended December 31, 2020 to net cash used of $(4.4) million during the year ended December 31, 2021. The decrease was primarily driven by taxes paid on the gain on sales of Affiliates and discontinued operations of $163.0 million in 2021, as well as changes in operating assets and liabilities offset by changes in net income period over period.
Net cash provided by (used in) investing activities of continuing operations was $(13.0) million, $1,036.0 million and $361.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Fluctuations are principally due to the timing of sale proceeds received from the sales of Landmark, TSW, Campbell Global and ICM totaling $1,010.9 million in 2021 and the sale of Barrow totaling $295.2 million in 2020. Fluctuations are also impacted by the timing of investments or redemptions of seed capital. Net cash (used in) received from the (purchase) and sale of investments was $3.1 million, $40.2 million and $92.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, third-party borrowings, payments made to OM plc, withholding tax payments on stock option exercises and dividend payments. Net cash used in financing activities was $(233.7) million, $(1,152.4) million and $(232.2) million for the years ended December 31, 2022, 2021 and 2020, respectively. Share repurchases and third party borrowing activity were the drivers of the changes in financing activities year over year. We paid $(103.2) million for share repurchases in 2022 compared to $(1,121.7) million in 2021 and $(46.0) million in 2020. In 2022, we paid down net $(125.0) million against third party borrowings compared to $0.0 million in 2021 and $(175.0) million in 2020.
Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2022	2021	2020
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$108.4	$252.1	371.3
Investment advisory fees receivable	122.5	167.1	100.6
Investments	18.8	4.6	24.7
Other current assets(2)	2.0	4.9	9.3
Total current assets	$251.7	$428.7	$505.9
Current liabilities
Accounts payable and accrued expenses	$31.0	$35.2	31.3
Accrued short-term incentive compensation	92.5	117.4	78.3
Notes payable and other debt(3)	—	121.8	—
Other short-term liabilities(4)	10.4	4.7	10.4
Total current liabilities	$133.9	$279.1	$120.0
Working Capital	$117.8	$149.6	$385.9
Long-term notes payable and other debt	$273.5	273.1	$394.3

(1)Excludes the non-controlling interest portion of consolidated Funds.
(2)Includes income taxes receivable.

(3)Includes the short-term portion of our third-party borrowings. On December 17, 2021, we issued a notice for the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 (the “2031 Notes”). On January 18, 2022 we completed the full redemption of the 2031 Notes.
(4)Includes the short-term portion of our lease liability and accrued income taxes payable. Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Affiliate equity and profits interests are also excluded on a short-term basis because they are funded through recycling.
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $117.8 million at December 31, 2022. Our most significant current liabilities have been accounts payable, accrued compensation expense and the short-term portion of our third-party debt. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at a sufficient level to meet short-term operational needs at both Acadian and BSUS. Periodic distributions of Acadian earnings to BSUS and Acadian key employee equity holders are made according to our distribution policies, with BSUS having the ability to access any surplus cash at Acadian as necessary during interim periods.
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	December 31, 2022	December 31, 2021	Interest rate	Maturity
Revolving credit facility:
Revolving credit facility	$—	$—	Variable rate	March 7, 2025
Total revolving credit facility	$—	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.5	$273.1	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	121.8	5.125%	August 1, 2031
Total third party borrowings	$273.5	$394.9

(1)On January 18, 2022, we completed the full redemption of the $125.0 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031. As a result of this transaction, we recorded $(3.2) million of loss on extinguishment of debt within the Consolidated Statements of Operations for the year ended December 31, 2022.
Third party borrowings
Revolving Credit Facility
On March 7, 2022, we, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian Credit Agreement”), which replaced our revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of the Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.

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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At December 31, 2022, Acadian’s Leverage Ratio was 0x and Acadian’s Interest Coverage Ratio was 107x.
Senior Notes
In July 2016, we issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”). The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and we incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of 100% of the principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.5%, together with any related accrued and unpaid interest.
As of December 31, 2022, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities:

	Years ended December 31,
($ in millions)	2022	2021
Share-based payments liability	$19.4	$28.1
Affiliate profit interests liability	—	30.6
Employee equity	19.4	58.7
Voluntary deferral plan liability	39.9	45.0
Total	$59.3	$103.7
Share-based payments liability represents the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is considered an equity award under U.S. GAAP based on the terms and conditions attached to these interests. Affiliate profit interests liability represent the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is not considered an equity award under U.S. GAAP, but rather a form of compensation arrangement, based on the terms and conditions attached to these interests. Our obligation in any given period in respect of funding these potential repurchases of Affiliate equity is limited to only that portion that may be put to us by Affiliate key employees, which is typically capped annually under the terms of these arrangements such that we are not required to repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Affiliate key employees.

Certain of our and our Affiliate’s key employees are eligible to participate in our voluntary deferral plan, or VDP, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. There is a voluntary deferral plan investment balance included in investments on the Consolidated Balance Sheets that corresponds to this deferral liability.
Additionally, we have recorded accrued incentive compensation of $92.5 million and $117.4 million on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $23.4 million and $10.6 million is expected to be recognized in the years ending December 31, 2023 and 2024, respectively.
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2023 annual meeting of shareholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
($ in millions)	2022	2021	2020
Net income attributable to controlling interests	$100.6	$828.4	286.7
Net interest expense to third parties	19.7	24.6	27.9
Income tax expense (including tax expenses related to discontinued operations)	44.2	306.7	112.1
Depreciation and amortization (including intangible assets and discontinued operations) and goodwill impairment	18.6	25.4	44.1
EBITDA	$183.1	$1,185.1	470.8
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(37.7)	34.8	(12.4)
EBITDA of discontinued operations attributable to controlling interests	—	(960.2)	(62.0)
(Gain) loss on seed and co-investments	0.2	(5.7)	(1.6)
Restructuring(1)	1.3	(43.5)	(230.2)
Custody fees on seed portfolio	—	—	0.1
Capital transaction costs	3.2	1.2	0.2
Adjusted EBITDA	150.1	211.7	164.9
ENI net interest expense to third parties	(17.3)	(22.3)	(21.6)
Depreciation and amortization(2)	(20.8)	(24.0)	(22.5)
Tax on economic net income	(30.4)	(47.1)	(32.5)
Economic net income	$81.6	$118.3	88.3

(1)Included in restructuring for the year ended December 31, 2022 are $0.1 million of restructuring costs and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. Included in restructuring for the year ended December 31, 2021 are $3.8 million of restructuring costs at the Center and Affiliates, $1.2 million costs associated with the transfer of an insurance policy from our former Parent and the gain on sale of Affiliates of $48.6 million. Included in restructuring for the year ended December 31, 2020 are $9.4 million of restructuring costs at the Center and Affiliates and $1.6 million of costs associated with the transfer of an insurance policy from our former Parent and the gain on sale of Affiliates of $241.3 million.
(2)Includes non-cash equity-based award amortization expense.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Third party borrowings	$275.0	$—	$—	$275.0	$—
Lease obligations	90.3	9.2	16.5	15.8	48.8
Other liabilities(1)	1.1	1.1	—	—	—
Maximum Affiliate equity and profits interests repurchase obligations(2)	19.4	3.5	5.4	3.9	6.6
Total contractual obligations	$385.8	$13.8	$21.9	$294.7	$55.4

(1)Represents amounts due to OM plc under the co-investment deed and related taxes.

(2)Represents amortized amounts held by Acadian key employees. Our actual funding of these potential repurchases of Acadian equity and profits interests is limited to only that portion that may be put to us by Acadian key employees or that we decide to call to facilitate succession planning at Acadian, which is typically capped annually such that we do not repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Acadian key employees. Any equity or profits interests repurchased by us are used to fund a portion of variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity.

Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data - Note 2, “Significant Accounting Policies.” The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these Consolidated Financial Statements, and changes in these estimates are likely to occur from period-to-period in the future.
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
We have compensation arrangements with certain of our Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by or granted to Affiliate key employees and may be repurchased either by Affiliate key employees or by us at a future date, subject to service requirements having been met. Awards of equity made to Affiliate key employees are accounted for as cash-settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled by us. The fair values of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. While we believe all assumptions used in determining the fair value of the liabilities are reasonable and appropriate, certain assumptions are subjective and changes in these assumptions could result in different fair value amounts.

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
Our model for assessing the impact of market risk on our results uses December 31, 2022 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2022. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2022.

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
The value of our assets under management was $93.6 billion as of December 31, 2022. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $35.7 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $11.9 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $4.9 million impact to our gross performance fees based on our trailing twelve month performance fees of $49.4 million from the Quant & Solutions segment as of December 31, 2022. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $18.2 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $91.4 billion of equity assets under management to increase or decrease by $9.1 billion, resulting in a change in annualized management fee revenue of $34.7 million and an annual change in post-tax economic net income of approximately $16.6 million, given our current cost structure, operating model, and weighted average equity fee rates of 38 basis points at the mix of strategies as of December 31, 2022. Approximately $11.5 billion, or 12%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1.2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $74.0 billion of foreign currency denominated AUM to increase or decrease by $7.4 billion, resulting in a change in annualized management fee revenue of $29.8 million and an annual change in post-tax economic net income of $14.2 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of December 31, 2022. Approximately $10.1 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.7 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under our revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There was no balance drawn on our revolving credit facility as of December 31, 2022. We currently do not hedge against this interest rate risk. As of December 31, 2022, a hypothetical 10% change in interest rates would have no material impact to our interest expense during the twelve months ended December 31, 2022.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSphere Investment Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

Assessment of the fair value measurement of the cash-settled affiliate awards liability
As discussed in Notes 2, 12 and 19 to the consolidated financial statements, the Company has issued cash-settled equity awards to certain key employees of an affiliate which are liability classified. The total liability for these awards was $19.4 million at December 31, 2022. The liability is remeasured each reporting period to its fair value. The fair value is determined using discounted cash flow analysis which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, and when award holders maximize value subject to post-vesting restrictions.
We identified the assessment of the fair value measurement of the cash-settled affiliate awards liability as a critical audit matter. Complex and subjective auditor judgment was required in evaluating the methodology and key assumptions used in determining the fair value of the liability related to the cash-settled affiliate awards. The significant assumptions that required complex and subjective auditor judgment include forecasted earnings, growth rates, market risk adjustments, discount rates, and adjustments to reflect the impact of post-vesting restrictions and when award holders will maximize value. Changes to these assumptions could have had an effect on the Company’s determination of the fair value of the cash-settled affiliate awards liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the fair value of the cash-settled affiliate awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings and growth rates to internal financial forecasts and historical results. We also compared certain inputs used in developing the forecasted earnings and growth rates to third party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and also assess that puts occur when award holders maximize value. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating whether the methodology used to calculate the fair value of the awards was appropriate
•performing calculations of market risk adjustments using data that was independently obtained or otherwise corroborated
•evaluating the discount rates used by the Company by comparing them against a discount rate range that was developed using publicly available market data
•performing calculations of the fair value of the liability using the Company’s forecasted earnings and a combination of independent assumptions and Company assumptions and comparing the result to the amount recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Boston, Massachusetts
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BrightSphere Investment Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2023

BrightSphere Investment Group Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$108.4	$252.1
Investment advisory fees receivable	122.5	167.1
Income taxes receivable	2.0	4.9
Fixed assets, net	47.7	50.2
Right of use assets	59.9	65.1
Investments	48.4	54.5
Goodwill	20.3	20.3
Other assets	27.7	28.2
Deferred tax assets	64.7	72.4
Assets of consolidated Funds:
Cash and cash equivalents, restricted	12.8	—
Investments	1.9	—
Other assets	2.4	—
Total assets	$518.7	$714.8
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$31.0	$35.2
Accrued incentive compensation	92.5	117.4
Other compensation liabilities	59.3	103.7
Accrued income taxes	4.6	1.1
Operating lease liabilities	75.8	77.6
Other liabilities	1.1	2.5
Revolving credit facility	—	—
Third party borrowings	273.5	394.9
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.3	—
Derivative liabilities at fair value	2.2	—
Total liabilities	540.3	732.4
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	—	—
Equity:
Common stock (par value $0.001; 41,435,087 and 45,397,260 shares, respectively, issued)	—	—
Additional paid-in capital	1.5	—
Retained deficit	(12.5)	(6.8)
Accumulated other comprehensive loss	(10.6)	(10.8)
Non-controlling interests in consolidated Funds	—	—
Total equity and non-controlling interests in consolidated Funds	(21.6)	(17.6)
Total liabilities and equity	$518.7	$714.8
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Management fees	$367.4	$433.3	$478.9
Performance fees	49.4	84.8	7.8
Other revenue	—	5.7	7.3
Consolidated Funds’ revenue	0.4	—	5.5
Total revenue	417.2	523.8	499.5
Operating expenses:
Compensation and benefits	159.2	284.6	243.1
General and administrative expense	71.1	71.2	88.0
Impairment of goodwill	—	—	16.4
Amortization of acquired intangibles	0.1	0.1	0.3
Depreciation and amortization	18.5	22.1	19.8
Consolidated Funds’ expense	0.4	—	0.2
Total operating expenses	249.3	378.0	367.8
Operating income	167.9	145.8	131.7
Non-operating income and (expense):
Investment income (loss)	0.2	8.3	4.9
Interest income	0.8	0.2	0.6
Interest expense	(20.5)	(24.8)	(28.5)
Loss on extinguishment of debt	(3.2)	—	—
Gain on sale of subsidiaries	—	48.6	241.3
Net consolidated Funds’ investment gains (losses)	(0.4)	—	(5.2)
Total non-operating income	(23.1)	32.3	213.1
Income from continuing operations before taxes	144.8	178.1	344.8
Income tax expense	44.2	50.0	97.1
Income from continuing operations	100.6	128.1	247.7
Income from discontinued operations, net of tax	—	77.3	67.8
Gain on disposal of discontinued operations, net of tax	—	691.0	—
Net income	100.6	896.4	315.5
Net income attributable to non-controlling interests in consolidated Funds	—	68.0	28.8
Net income attributable to controlling interests	$100.6	$828.4	$286.7
Earnings per share (basic) attributable to controlling interests	$2.39	$10.73	$3.53
Earnings per share (diluted) attributable to controlling interests	2.33	10.29	3.49
Continuing operations earnings per share (basic) attributable to controlling interests	2.39	1.66	3.04
Continuing operations earnings per share (diluted) attributable to controlling interests	2.33	1.59	3.01
Weighted average shares outstanding	42.1	77.2	81.3
Weighted average diluted shares outstanding	43.2	80.5	82.0

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$100.6	$896.4	$315.5
Other comprehensive income:
Amortization related to derivative securities, net of tax	3.3	2.4	2.3
Foreign currency translation adjustment	(3.1)	0.4	1.6
Total other comprehensive income	0.2	2.8	3.9
Total comprehensive income	100.8	899.2	319.4
Comprehensive income attributable to non-controlling interests in consolidated Funds	—	68.0	28.8
Total comprehensive income attributable to controlling interests	$100.8	$831.2	$290.6

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2022, 2021 and 2020
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2019	85.9	$0.1	$534.3	$(452.5)	$(17.5)	$64.4	$1.3	$48.8	$114.5	$83.9	$198.4
Issuance of common stock	0.1	—	0.2	—	—	0.2	—	—	0.2	—	0.2
Retirement of common stock	(0.2)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(6.4)	—	(46.0)	—	—	(46.0)	—	—	(46.0)	—	(46.0)
Capital contributions	—	—	—	—	—	—	—	3.1	3.1	151.7	154.8
Equity-based compensation	—	—	2.5	—	—	2.5	—	—	2.5	—	2.5
Foreign currency translation adjustment	—	—	—	—	1.6	1.6	—	—	1.6	—	1.6
Amortization related to derivative securities, net of tax	—	—	—	—	2.3	2.3	—	—	2.3	—	2.3
Other changes in non-controlling interests	—	—	—	—	—	—	0.4	—	0.4	—	0.4
Net consolidation (de-consolidation) of Funds	—	—	—	—	—	—	—	—	—	(236.0)	(236.0)
Other movements	—	—	1.4	—	—	1.4	—	—	1.4	—	1.4
Dividends ($0.13 per share)	—	—	—	(10.7)	—	(10.7)	—	—	(10.7)	—	(10.7)
Net income	—	—	—	286.7	—	286.7	—	28.4	315.1	0.4	315.5
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
Issuance of common stock	1.6	—	2.7	—	—	2.7	—	—	2.7	—	2.7
Repurchase of common stock	(35.6)	(0.1)	(465.7)	(655.9)	—	(1,121.7)	—	—	(1,121.7)	—	(1,121.7)
Capital contributions	—	—	—	—	—	—	3.8	29.7	33.5	—	33.5
Equity-based compensation	—	—	1.9	—	—	1.9	—	—	1.9	—	1.9
Foreign currency translation adjustment	—	—	—	—	0.4	0.4	—	—	0.4	—	0.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Withholding tax related to stock option exercise			(31.3)			(31.3)			(31.3)		(31.3)
Other changes in non-controlling interests	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Net de-consolidation of Funds	—	—	—	—	—	—	—	(178.0)	(178.0)	—	(178.0)
Dividends ($0.04 per share)	—	—	—	(2.8)	—	(2.8)	—	—	(2.8)	—	(2.8)
Net income	—	—	—	828.4	—	828.4	—	68.0	896.4	—	896.4
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$—	$(17.6)	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	—	(103.2)	—	(103.2)
Equity-based compensation	—	—	2.4	—	—	2.4	—	—	2.4	—	2.4
Foreign currency translation adjustment	—	—	—	—	(3.1)	(3.1)	—	—	(3.1)	—	(3.1)
Amortization related to derivative securities, net of tax	—	—	—	—	3.3	3.3	—	—	3.3	—	3.3
Withholding tax related to stock option exercise	—	—	(0.9)	(1.4)	—	(2.3)	—	—	(2.3)	—	(2.3)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	(1.7)	—	—	(1.7)	—	(1.7)
Net income	—	—	—	100.6	—	100.6	—	—	100.6	—	100.6
December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$—	$(21.6)	$—	$(21.6)
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$100.6	$896.4	$315.5
Less: Income from discontinued operations, net of tax	—	(77.3)	(67.8)
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds from continuing operations	—	—	(0.4)

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Impairment of goodwill	—	—	16.4
Amortization of acquired intangibles	0.1	0.1	0.3
Gain on sale of discontinued operations	—	(691.0)	—
Loss on extinguishment of debt	3.2	—	—
Gain on sale of subsidiaries	—	(48.6)	(241.3)
Depreciation and amortization	18.5	22.1	19.8
Amortization of debt-related costs	5.6	4.6	4.3
Amortization and revaluation of non-cash compensation awards	(30.3)	39.1	(2.8)
Net earnings from Affiliate accounted for using the equity method	—	(2.6)	(2.9)
Distributions received from equity method Affiliate	—	4.4	3.0
Distributions from discontinued operations	—	52.7	63.0
Deferred income taxes	6.4	(1.5)	73.2
(Gains) losses on other investments	3.4	(8.8)	(8.6)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	44.6	(87.9)	13.6
(Increase) decrease in other receivables, prepayments, deposits and other assets	(2.1)	2.2	14.4
Increase (decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(33.4)	44.7	(9.7)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	2.4	(153.0)	(19.4)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	119.0	(4.4)	170.6
Net income (loss) attributable to non-controlling interests in consolidated Funds from continuing operations	—	—	0.4
Adjustments to reconcile net income (loss) attributable to non-controlling interests of consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Purchase of investments	(0.2)	—	(146.3)
Sale of investments	0.1	—	91.3
Losses on other investments	—	—	4.9
(Increase) decrease in receivables and other assets	(2.4)	—	(32.2)
Increase (decrease) in accounts payable and other liabilities	0.3	—	6.7
Net cash flows from operating activities of continuing operations of consolidated Funds	(2.2)	—	(75.2)
Net cash flows from operating activities of continuing operations	116.8	(4.4)	95.4
Net cash flows from operating activities of discontinued operations	—	(7.1)	(4.9)
Total net cash flows from operating activities	116.8	(11.5)	90.5

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from investing activities:
Additions of fixed assets	(16.1)	(15.1)	(25.6)
Proceeds from sale of discontinued operations	—	949.3	—
Proceeds from sale of subsidiaries	—	61.6	295.2
Purchase of investment securities	(5.5)	(2.5)	(17.8)
Sale of investment securities	8.6	42.7	109.8
Cash flows from investing activities of consolidated Funds:
Consolidation (de-consolidation) of Funds	—	—	(85.7)
Net cash flows from investing activities of continuing operations	(13.0)	1,036.0	275.9
Net cash flows from investing activities of discontinued operations	—	3.1	(5.9)
Total net cash flows from investing activities	(13.0)	1,039.1	270.0
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	214.0	176.0	80.0
Repayment of third party and non-recourse borrowings	(339.0)	(176.0)	(255.0)
Payment of debt issuance costs	(0.9)	(0.4)	—
Proceeds from stock issuance	—	2.7	—
Payment to OM plc for co-investment redemptions	(1.1)	(1.5)	(0.3)
Repurchases of common stock	(103.2)	(776.7)	(46.0)
Repurchases of common stock from related parties	—	(345.0)	—
Dividends paid to shareholders	(0.8)	(1.9)	(7.2)
Dividends paid to related parties	(0.4)	(1.0)	(3.7)
Withholding tax payments related to stock option exercise	(2.3)	(28.6)	—
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	—	—	152.8
Redeemable non-controlling interest capital redeemed	—	—	(1.1)
Net cash flows from financing activities of continuing operations	(233.7)	(1,152.4)	(80.5)
Net cash flows from financing activities of discontinued operations	—	(27.2)	3.1
Total net cash flows from financing activities	(233.7)	(1,179.6)	(77.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	—	—
Net increase (decrease) in cash and cash equivalents	(130.9)	(152.0)	283.1
Cash and cash equivalents at beginning of period (including restricted cash)	252.1	372.9	82.1
Cash and cash equivalents at beginning of period classified within assets held for sale	—	31.2	38.9
Cash and cash equivalents at end of period	121.2	252.1	404.1
Less: cash and cash equivalents at end of period classified within assets held for sale	—	—	(31.2)
Cash and cash equivalents at end of period (including restricted cash)	$121.2	$252.1	$372.9

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$16.0	$19.6	$24.3
Income taxes paid	$36.8	$205.0	$33.4

Supplemental disclosure of non-cash investing and financing transactions:
Consolidation (de-consolidation) of Funds	$—	$—	$(236.0)
See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

1) Organization and Description of the Business

BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company completed the disposition of certain Affiliates in 2021 and currently operates the business through one Affiliate, Acadian Asset Management LLC (“Acadian”). Acadian comprises the Company’s Quant & Solutions reportable segment:
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
The corporate head office is included within the Other category, along with the Company’s previously disposed affiliates, Campbell Global, LLC (“Campbell Global”) for the years ended December 31, 2021 and 2020, and Investment Counselors of Maryland (“ICM”) for the year ended December 31, 2021.
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
December 31, 2022 and 2021

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
For the year ended December 31, 2022, a reduction to retained deficit in the amount of $103.2 million was recorded for share repurchases. For the year ended December 31, 2021, a reduction to additional paid-in capital in the amount of $465.7 million was recorded for share repurchases until it was depleted, with the remaining $655.9 million of share repurchases recorded to retained deficit. For the year ended December 31, 2020, a reduction to additional paid-in capital in the amount of $46.0 million was recorded for share repurchases.
For the year ended December 31, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions. For the year ended December 31, 2021, the Company did not repurchase any shares of common stock in the open market other than the tender offer noted above. In 2020, the Company repurchased 6,412,663 shares at a weighted average price of $7.15 per share, or approximately $46.0 million in total, including commissions.
All shares of common stock repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021

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
The Company has compensation arrangements with certain of its Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by, or granted to Affiliate key employees and may be repurchased either by Affiliate key employees or by the Company at a future date, subject to service requirements having been met. Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled. The fair value of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. The liabilities are revalued at each reporting period, with any movements recorded within compensation expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
December 31, 2022 and 2021

2) Basis of Presentation and Significant Accounting Policies (cont.)

Investments and Investment Transactions
    Valuation of investments held at fair value
Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed below. Other investments are categorized as trading and recorded at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of investments are reported within net consolidated funds’ investment gains and losses in the Consolidated Statements of Operations. See Note 5 for a summary of the inputs utilized to determine the fair value of other investments held at fair value.
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
Funds’ Derivatives
Certain Funds may use derivative instruments. The Funds’ derivative instruments may include foreign currency exchange contracts, credit default swaps, equity swaps, interest rate swaps, financial futures contracts and warrants. The fair values of derivative instruments are recorded as other assets of consolidated Funds or other liabilities of consolidated Funds on the Company’s Consolidated Balance Sheets. The Funds have used foreign exchange forwards to hedge the risk of movement in exchange rates on financial assets on a limited basis.

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
December 31, 2022 and 2021

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

Discontinued Operations

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company (i) meets the held-for-sale classification criteria, is disposed of by sale, or other than by sale, and (ii) represents a strategic shift that will have a major effect on the Company's operations and financial results. The results of operations and cash flows of a

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

2) Basis of Presentation and Significant Accounting Policies (cont.)

discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in the Notes to Consolidated Financial Statements refers to the Company's continuing operations. See Note 3, Discontinued Operations for additional information.
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
December 31, 2022 and 2021

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
Income taxes
Deferred income taxes are recognized for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets have been attributable to investment in partnerships and employee compensation.

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
December 31, 2022 and 2021

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

3) Discontinued Operations
Landmark Partners
On March 30, 2021, the Company entered into a definitive agreement with Ares, pursuant to which Ares agreed to purchase all of the Company’s interests in Landmark Partners (“Landmark”) and the Company’s co-investments in Landmark funds. On June 2, 2021, the Company completed the sale of all its interests in Landmark to Ares for cash consideration of $690.0 million, adjusted for customary closing adjustments. The Company recognized a gain on disposal of discontinued operations of $505.8 million, net of tax of $179.5 million for the year ended December 31, 2021. The divestiture of Landmark met the discontinued operations criteria as it represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company redeemed co-investments of $31.5 million in Landmark’s funds as of June 2, 2021 upon consummation of the sale.
Thompson Siegel & Walmsley, LLC
On May 9, 2021, the Company entered into an agreement with Pendal to sell all of the Company’s interests in Thompson Siegel & Walmsley, LLC (“TSW”) and the Company’s seed investment in TSW strategies. On July 22, 2021, the Company completed the sale of all its interests in TSW to Pendal for cash consideration of $240.0 million. The Company recognized a gain on disposal of discontinued operations of $185.2 million, net of tax of $73.9 million for the year ended December 31, 2021. The divestiture of TSW met the discontinued operations criteria as it represented a strategic shift that has a major effect on the Company’s operations and financial results.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

3) Discontinued Operations (cont.)

The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Consolidated Statements of Operations for the years ended December 31 are as follows (in millions):

	2022	2021	2020
Revenues	$—	$115.1	$219.0
Operating expenses:
Compensation and benefits	—	91.2	145.6
General and administrative expenses	—	8.1	18.0
Amortization of intangibles	—	2.7	6.4
Depreciation and amortization	—	0.5	1.2
Consolidated Funds’ expense	—	0.1	0.1
Total operating expenses	—	102.6	171.3
Operating income	—	12.5	47.7
Investment gains of consolidated Funds	—	68.1	35.1
Income from discontinued operations before taxes	—	80.6	82.8
Income tax expense	—	3.3	15.0
Income from discontinued operations, net of tax	—	77.3	67.8
Gain on disposal, net of tax of $0.0, $253.4, and $0.0	—	691.0	—
Total discontinued operations	—	768.3	67.8
Income from discontinued operations attributable to non-controlling interests	—	68.0	28.4
Net income from discontinued operations attributable to controlling interests	$—	$700.3	$39.4

Consolidated Funds
In connection with the sale of Landmark on June 2, 2021, the Company transferred its co-investment interests in Landmark funds to Ares for $31.5 million. The redemption resulted in the de-consolidation of consolidated Funds that were considered to be variable interest entities as of June 2, 2021 upon consummation of the sale. The criteria for discontinued operations accounting treatment were met. The consolidated Funds’ investments gains from discontinued operations, net of tax, attributable to controlling interests was $0.0 million, $0.0 million, and $6.6 million in the Company’s Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

4) Investments
Investments are comprised of the following at December 31 (in millions):

	2022	2021
Investments of consolidated Funds held at fair value	$1.9	$—
Other investments	8.4	9.5
Investments related to long-term incentive compensation plans	40.0	45.0
Total investments per Consolidated Balance Sheets	$50.3	$54.5
Investment income is comprised of the following for the years ended December 31 (in millions):

	2022	2021	2020
Realized and unrealized gains (losses) on other investments held at fair value	$0.2	$5.7	$2.0
Earnings from equity-accounted investment in Affiliate	—	2.6	2.9
Total investment income per Consolidated Statements of Operations	$0.2	$8.3	$4.9
Investment gains (losses) on net consolidated funds is comprised of the following for the years ended December 31 (in millions):

	2022	2021	2020
Realized and unrealized gains (losses) on consolidated Funds held at fair value	$(0.4)	$—	$(5.2)
Total net consolidated Funds’ investment gains (losses) per Consolidated Statements of Operations	$(0.4)	$—	$(5.2)

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2022
Assets of BSIG and consolidated Funds(1)
Derivatives	$0.3	$1.6	$—	$—	$1.9
Consolidated Funds total	0.3	1.6	—	—	1.9
Investments in separate accounts(2)	4.2	—	—	—	4.2
Investments related to long-term incentive compensation plans(3)	40.0	—	—	—	40.0
Investments in unconsolidated Funds(4)	—	—	—	4.2	4.2
BSIG total	44.2	—	—	4.2	48.4
Total fair value assets	$44.5	$1.6	$—	$4.2	$50.3

Liabilities of consolidated Funds(1)
Derivatives	$(0.2)	$(2.0)	$—	$—	$(2.2)
Consolidated Funds total	(0.2)	(2.0)	—	—	(2.2)
Total fair value liabilities	$(0.2)	$(2.0)	$—	$—	$(2.2)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2021
Assets
Investments in separate accounts(2)	$4.6	$—	$—	$—	$4.6
Investments related to long-term incentive compensation plans(3)	45.0	—	—	—	45.0
Investments in unconsolidated Funds(4)	—	—	—	4.9	4.9
Total fair value assets	$49.6	$—	$—	$4.9	$54.5

(1)Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates.
Derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

5) Fair Value Measurements (cont.)

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
(2)Investments in separate accounts of $4.2 million at December 31, 2022 consist of approximately 100% of equity securities and other investments. Investments in separate accounts of $4.6 million at December 31, 2021, consist of approximately 100% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $40.0 million and $45.0 million at December 31, 2022 and December 31, 2021, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.2 million and $4.9 million at December 31, 2022 and December 31, 2021, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.1 million and $4.8 million at December 31, 2022 and December 31, 2021, respectively, are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from December 31, 2022. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

5) Fair Value Measurements (cont.)

connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
The following table reconciles the opening balances of Level III financial assets to closing balances at December 31 (in millions):

Investments in unconsolidated Funds	2022	2021
Level III financial assets
At beginning of the period	$—	$2.6
Redemptions	—	(0.1)
Disposals	—	(2.8)
Total net fair value gains/(losses) recognized in net income	—	0.3
Total Level III financial assets	$—	$—
There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2022.

6) Variable Interest Entities
The Company, through its Affiliate, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by the Company’s Affiliate and other partnership interests typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that have ownership interests in an Affiliate.
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to absorb more than an insignificant amount of the risks and rewards of the entity. Typically the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial. The Company did not consolidate any funds that are VIEs as of December 31, 2021.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

6) Variable Interest Entities (cont.)

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2022	2021
Assets
Investments at fair value	$1.9	$—
Other assets of consolidated Funds	15.2	—
Total Assets	$17.1	$—
Liabilities
Liabilities of consolidated Funds	$2.5	$—
Total Liabilities	$2.5	$—
“Investments at fair value” consist of investments in derivative securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2022	2021
Unconsolidated VIE assets	$728.1	$795.5
Unconsolidated VIE liabilities	$303.6	$323.6
Equity interests on the Consolidated Balance Sheets	$4.1	$4.8
Maximum risk of loss(1)	$4.1	$5.0

(1)Includes equity investments the Company has made or is required to make.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

7) Fixed Assets

Fixed assets consisted of the following at December 31 (in millions):

	2022	2021
Leasehold improvements	$29.0	$30.4
Office equipment	8.3	8.4
Furniture and fixtures	6.1	6.2
Software and web development	110.8	103.2
Fixed assets, at cost	154.2	148.2
Accumulated depreciation and amortization	(106.5)	(98.0)
Fixed assets, net	$47.7	$50.2
Depreciation and amortization expense for continuing operations was $18.5 million, $22.1 million and $19.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company disposed of property, plant, and equipment with a cost basis of $9.7 million and accumulated depreciation of $(9.7) million during the year ended December 31, 2022. These disposals included leasehold improvements, office equipment, furniture and fixtures and software. There were no gains or losses on disposals recorded.

8) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of 1 to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate leases within 1 year.
The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2022	2021
Operating lease cost	$10.0	$11.2
Variable lease cost	0.1	0.1
Sublease income	(0.5)	$(0.5)
Total operating lease expense	$9.6	$10.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.4	$11.1
ROU asset obtained in exchange for new operating lease liabilities	2.2	3.0
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2022 and 2021, the weighted average remaining lease term was 10.5 years and 11.3 years, respectively, and the weighted average discount rate was 3.40% and 3.35%, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

8) Leases (cont.)

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2023	$9.2
2024	8.4
2025	8.1
2026	8.1
2027	7.7
Thereafter	48.8
Total lease payments	90.3
Less imputed interest	(14.5)
Total	$75.8

9) Goodwill
The following table presents the changes in goodwill in 2022 and 2021 (in millions):

	Quant & Solutions	Other(1)	Total
Goodwill	$22.1	$5.0	$27.1
Accumulated impairment	(1.8)	(5.0)	(6.8)
December 31, 2020	$20.3	$—	$20.3
Additions	—	—	—
Impairments	—	—	—
Disposals	—	—	—
Goodwill	22.1	—	22.1
Accumulated impairment	(1.8)	—	(1.8)
December 31, 2021	$20.3	$—	$20.3
Additions	—	—	—
Impairments	—	—	—
Disposals	—	—	—
Goodwill	22.1	—	22.1
Accumulated impairment	(1.8)	—	(1.8)
December 31, 2022	$20.3	$—	$20.3

(1)Comprised of goodwill allocated to Campbell Global, a former affiliate that was divested in August 2021.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

10) Related Party Transactions
Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2022	2021
Investment advisory fee receivable from unconsolidated Funds(1)	$23.4	$14.1
Total amounts due for investment advisory fee receivables from related parties	$23.4	$14.1
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2022	2021	2020
Management fees from unconsolidated Funds(1)	$93.6	$52.7	$52.8
Performance fees from unconsolidated Funds(1)	3.6	2.0	1.6
Total related party revenues	$97.2	$54.7	$54.4

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

11) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2022	2021
Accounts payable	$4.7	$5.0
Accrued expenses	20.6	23.4
Accrued interest payable	5.7	6.8
Total accounts payable and accrued expenses	$31.0	$35.2

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2022	2021
Share-based payments liability (Note 19)	$19.4	$28.1
Profit interests compensation liability	—	30.6
Voluntary deferral plan liability (Note 18)	39.9	45.0
Total other compensation liabilities	$59.3	$103.7
Profit interests compensation expense amounted to $(28.0) million in 2022, $31.8 million in 2021, and $(7.5) million in 2020. Redemptions of profit sharing interests from Affiliate key employees for cash were $2.7 million in 2022, $0.0 million in 2021, and $4.3 million in 2020.

13) Borrowings and Debt
The Company’s borrowings were comprised of the following as of the dates indicated (in millions):

	December 31, 2022			December 31, 2021
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$—	$—		$—	$—
Total revolving credit facility	$—	$—		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	273.5	249.7	2	273.1	286.5	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		121.8	126.4	2
Total third party borrowings	$273.5	$249.7		$394.9	$412.9

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(3)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded a $3.2 million loss on extinguishment of debt within the Consolidated Statement of Operations for the year ended December 31, 2022.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

13) Borrowings and Debt (cont.)

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
The weighted average interest rate for the revolving credit facility was 2.64%, 1.60% and 2.27% in 2022, 2021 and 2020, respectively.
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the Acadian interest coverage ratio must not be less than 4.0x.
Senior Notes
In July 2016, the Company issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”). The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and the Company incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the 100% principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate plus 0.5%, together with any related accrued and unpaid interest.
The fair value of the senior notes was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level II inputs.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

13) Borrowings and Debt (cont.)

As of December 31, 2022, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2023	$—
2024	—
2025	—
2026	275.0
2027	—
Thereafter	—
Total	$275.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2022.
Subsequent Events
In February 2023, the Company drew down $90 million on the revolving credit facility.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

14) Income Taxes

Income from continuing operations before income taxes consisted of the following for the years ended December 31 (in millions):

	2022	2021	2020
Domestic	$139.1	$171.3	$340.9
Foreign	5.7	6.8	3.9
Total	$144.8	$178.1	$344.8

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2022	2021	2020
Current:
Federal	$21.9	$36.4	$16.1
State	14.4	16.3	9.6
Foreign	1.5	2.3	(0.2)
Total current expense (benefit)	37.8	55.0	25.5
Deferred:
Federal	4.7	(3.4)	57.7
State	1.5	(1.3)	13.4
Foreign	0.2	(0.3)	0.5
Total deferred expense (benefit)	6.4	(5.0)	71.6
Total tax expense (benefit)	$44.2	$50.0	$97.1

The Company has recognized income tax expense related to derivative securities within other comprehensive income of $1.3 million, $0.9 million and $0.8 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The provision for income taxes in 2022, 2021 and 2020 included benefits of $0.1 million, $0.5 million and $0.4 million, respectively, related to the utilization of net operating loss carryforwards.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

14) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2022	2021	2020
Tax at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	8.0%	6.8%	6.4%
Non-deductible expenses	0.1%	0.2%	0.2%
Executive Compensation	0.2%	1.6%	0.1%
Adjustment to liabilities for uncertain tax positions	(0.1)%	(1.7)%	(2.5)%
Effect of foreign operations	0.7%	0.7%	0.2%
Effect of disposal of Affiliates	—%	(0.1)%	3.6%
Impact of increased state tax obligations to deferred tax assets	(0.5)%	(0.4)%	(0.4)%
Other	1.1%	—%	(0.4)%
Effective income tax rate for continuing operations	30.5%	28.1%	28.2%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to its state tax obligations.
The Company reduced its liability for uncertain tax positions by $0.9 million, $3.4 million and $9.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, due to the lapse of statute of limitations.
The Company has elected to treat global intangible low-taxed income (“GILTI”) taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $0.9 million, $0.9 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to the GILTI tax.

In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. At December 31, 2022, the Company has not recorded any deferred tax liabilities relating to additional taxes such as foreign withholding and state taxes which could arise on the repatriation of unremitted earnings of its non-U.S. subsidiaries. It is not practical for the Company to determine the potential unrecognized deferred tax liability related to unremitted earnings due to numerous assumptions associated with the determination.
In connection with the sale of its Affiliates, the Company recorded tax expense of $0.0 million, $9.4 million, and $77.6 million, including tax impacts of non-deductible tax items, during the years ended December 31, 2022, 2021 and 2020, respectively. In addition, during the year ended December 31, 2021, the Company recorded income tax expense of $256.7 million in discontinued operations.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

14) Income Taxes (cont.)

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company plans to continue to evaluate its impact as further information becomes available.
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
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2022	2021
Deferred tax assets:
Interest expense	$—	$0.2
Federal net operating loss	—	0.1
Investment in partnerships	56.9	62.4
Employee compensation	2.4	2.7
Other	1.9	2.6
Cash flow hedge	3.6	4.9
Total deferred tax assets	64.8	72.9
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	64.8	72.9
Deferred tax liabilities:
Right of use assets	0.1	0.5
Total deferred tax liabilities	0.1	0.5
Net deferred tax assets	$64.7	$72.4
At December 31, 2022 and 2021, the Company’s net deferred tax asset primarily relates to its basis difference in its investment in Acadian Asset Management LLC, which is treated as a partnership for federal income tax purposes.

At December 31, 2022 and 2021, the Company had available federal net operating loss carryforwards of $0.0 million and $0.1 million, respectively, which begin to expire in the next two to four-year period.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

14) Income Taxes (cont.)

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2022, 2021 and 2020. As of December 31, 2022, management believes it is more likely than not that the balance of the deferred tax assets will be realized based on forecasted taxable income.

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2022	2021	2020
Balance as of January 1	$1.0	$3.6	$11.3
Additions based on current year tax positions	0.7	0.1	0.1
Reductions related to lapses of statutes of limitations	(0.8)	(2.7)	(7.8)
Balance as of December 31	$0.9	$1.0	$3.6
The Company’s liability for uncertain tax positions includes unrecognized benefits of $0.7 million and $0.9 million at December 31, 2022 and 2021, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $0.0 million, $(0.5) million, and $(0.9) million in interest and penalties in its income tax provision for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax positions at December 31, 2022, 2021 and 2020 includes accrued interest and penalties of $0.1 million, $0.1 million and $0.5 million, respectively.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2022 the Company is subject to examination in two jurisdictions.
The Company and its subsidiaries file tax returns in the U.S., U.K., state, local, and other foreign jurisdictions. As of December 31, 2022, 2021 and 2020, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2018.

At December 31, 2022, it is reasonably possible that the total amounts of unrecognized tax benefits will change within the next twelve months due to the expiration of statutes of limitations. The Company estimates a decrease of up to $0.1 million within the next twelve months.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

15) Commitments and Contingencies

Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Included in cash and cash equivalents is $1.5 million pertaining to the wind-down of BrightSphere Investment UK, Ltd.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed party. This guaranty expires in 2033. There are no liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022 and 2021, related to this guaranty.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2022, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2022, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2022.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
December 31, 2022 and 2021

16) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2022, 2021 and 2020 is as follows (dollars in millions, except per share data):

	2022	2021	2020
Numerator:
Income from continuing operations attributable to controlling interests	$100.6	$128.1	$247.3
Income from discontinued operations attributable to controlling interests (Note 3)	—	700.3	39.4
Net income attributable to controlling interests	100.6	828.4	286.7
Less: Total income available to participating unvested securities(1)	—	(0.1)	(0.1)
Total net income attributable to common stock	$100.6	$828.3	$286.6
Denominator:
Weighted-average shares of common stock outstanding—basic	42,056,278	77,213,010	81,259,778
Potential shares of common stock:
Restricted stock units	14,147	33,175	60,276
Employee stock options	1,085,844	3,239,739	716,149
Weighted-average shares of common stock outstanding—diluted	43,156,269	80,485,924	82,036,203
Earnings per share of common stock attributable to controlling interests:
Basic:
Continuing operations	$2.39	$1.66	$3.04
Discontinued operations	$—	$9.07	$0.49
Basic earnings per share of common stock attributable to controlling interests	$2.39	$10.73	$3.53
Diluted
Continuing operations	$2.33	$1.59	$3.01
Discontinued operations	$—	$8.70	$0.48
Diluted earnings per share of common stock attributable to controlling interests	$2.33	$10.29	$3.49

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. There was no revenue from expense reimbursements for the year ended December 31, 2022. Revenue from expense reimbursements amounted to $2.9 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively, and is recorded in other revenue in the Company’s Consolidated Statements of Operations. Other revenue may also include other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the years ended December 31 (in millions) is presented below:

	2022	2021	2020
Quant & Solutions
U.S.	$279.1	$313.1	$249.7
Non-U.S.	88.3	106.3	97.1
Liquid Alpha(1)
U.S.	—	—	82.0
Non-U.S.	—	—	26.3
Other(2)
U.S.	—	10.2	17.1
Non-U.S.	—	3.7	6.7
Management fee revenue	$367.4	$433.3	$478.9

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

17) Revenue (cont.)

(1)The Company’s previously divested Affiliates, Barrow Hanley, Mewhinney & Strauss LLC (“Barrow”), Copper Rock Capital Partners (“Copper Rock”), and ICM are included within the Liquid Alpha segment for year ended December 31, 2020. The ICM operating segment was reclassified to “Other” within the Company’s segment reporting for the year ended December 31, 2021.
(2)The Company’s previously divested Affiliates, Campbell Global and ICM, are included within the Other category for year ended December 31, 2021. The Company’s previously divested Affiliate, Campbell Global is included within the Other category for year ended December 31, 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
As of December 31, 2022 and 2021, a total of $39.9 million and $45.0 million, respectively, had been recorded as long-term compensation liabilities and a total of $40.0 million and $45.0 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $4.9 million and $4.9 million, respectively, for the year ended December 31, 2022, $3.5 million and $3.5 million, respectively, for the year ended December 31, 2021, and $7.6 million, and $7.0 million, respectively, for the year ended December 31, 2020. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 of $6.0 million, $8.5 million and $9.0 million, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

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
The Company accounts for these arrangements as “cash-settled” share-based payments, and accordingly a corresponding share-based payment liability is recorded. The fair value of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses, which incorporate assumptions for the forecasted earnings information, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. Vested Affiliate equity liabilities are revalued at each period end until settlement date, with changes in the liabilities included within compensation expense.
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2022	2021	2020
Balance, beginning of period	$28.1	$25.0	$33.2
Amortization and revaluation of granted awards	(4.6)	5.4	2.0
Affiliate disposals	—	(0.8)	—
Repurchases (cash-settled)	(4.1)	(1.5)	(10.2)
Balance, end of period	$19.4	$28.1	$25.0
Equity-settled corporate awards
BrightSphere Investment Group equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. As of December 31, 2022, the Company had 4.5 million shares of common stock available to be granted under the various plans.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

19) Equity-based Compensation (cont.)
Compensation expense recognized by the Company for the years ended December 31, 2022, 2021 and 2020 in relation to these awards was $2.4 million, $1.9 million, and $2.5 million respectively. The related income tax benefit recognized for years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.3 million and $0.4 million respectively. Unamortized compensation expense related to unvested RSAs, RSUs, Performance-based RSAs, Performance-based RSUs and stock options at December 31, 2022 of $1.5 million is expected to be recognized over a weighted-average period of 1.5 years. The service inception date for annual awards granted in 2022 is deemed to be January 1, 2021. It is anticipated that annual awards for 2022 with a fair value of $0.6 million will be granted during 2023 with a service inception date of January 1, 2022.
The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2022		2021		2020
BrightSphere Investment Group Inc. awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSUs	59,999	22.62	15,548	22.06	105,678	10.20
Stock options	—	—	—	—	2,820,000	0.65
Grants of restricted stock in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock awards:

	2022		2021		2020
BrightSphere Investment Group Inc. RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	2,500	$10.09	14,010	$13.26	77,217	$14.43
Granted during the year	—	—	—	—	—	—
Forfeited during the year	(125)	10.09	(1,500)	10.09	(6,447)	14.19
Vested during the year	(2,375)	10.09	(10,010)	14.53	(56,760)	14.75
Outstanding at end of the year	—	$—	2,500	$10.09	14,010	$13.26
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock awards granted to employees. There were no RSAs granted by the Company during the years ended December 31, 2022, 2021 and 2020, respectively. Restricted stock awards under the plan generally have a vesting period of one to three years.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

19) Equity-based Compensation (cont.)
Grants of restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock units:

	2022		2021		2020
BrightSphere Investment Group Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	38,703	$15.33	60,364	$10.53	62,899	$11.79
Granted during the year	59,999	22.62	15,548	22.06	105,678	10.20
Forfeited during the year	(3,003)	17.55	(2,345)	10.30	(30,927)	10.83
Vested during the year	(24,035)	16.51	(34,864)	10.35	(77,286)	10.99
Outstanding at end of the year	71,664	$20.95	38,703	$15.33	60,364	$10.53
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock units granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Performance-based restricted stock awards in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock awards:

	2022		2021		2020
BrightSphere Investment Group Inc. Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	83,092	$9.78	258,678	$10.11
Vested during the year	—	—	(36,007)	9.78	—	—
Other movements	—	—	(47,085)	9.78	(175,586)	10.26
Outstanding at end of the year	—	$—	—	$—	83,092	$9.78
Other movements includes performance-based RSAs that did not meet the market vesting condition and did not vest during the years ended December 31, 2021 and 2020, respectively. There were no performance-based RSAs granted by the Company during the years ended December 31, 2022, 2021, and 2020.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

19) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock units:

	2022		2021		2020
BrightSphere Investment Group Inc. Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	9,013	$14.62	9,013	$14.62	9,013	$14.62
Vested during the year	(7,932)	14.62	—	—	—	—
Other movements	(1,081)	14.62	—	—	—	—
Outstanding at end of the year	—	$—	9,013	$14.62	9,013	$14.62
There were no performance-based RSUs granted by the Company during the years ended December 31, 2022 and 2021, and 2020, respectively. Performance-based RSUs under the plan have a vesting period of three years.
Grants of Stock Options in BrightSphere Investment Group Inc.
The following tables summarizes the activity related to the Company’s stock option awards:

	2022
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	2,969,963	$11.09	2.5
Exercised during the year	(499,500)	11.70
Outstanding at end of the year	2,470,463	$10.97	1.6	$23,746,573
Exercisable at end of the year	1,441,463	$11.03	1.5	$13,767,753

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

19) Equity-based Compensation (cont.)

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
There were no stock options granted by the Company during the year ended December 31, 2022 and 2021, respectively. The Company granted stock options with a fair value of $1.8 million during the year ended December 31, 2020. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.3 million and $1.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $6.0 million, $75.5 million and $0.0 million, respectively. The Company received $0.0 million, $2.7 million and $0.2 million related to the exercise of options for the year ended December 31, 2022, 2021, and 2020, respectively. The Company realized tax benefits of $0.3 million, $0.6 million, and $0.0 million related to the exercise of options for the year ended December 31, 2022, 2021, and 2020, respectively. Shares issued upon exercise of the options represent newly issued shares.
The fair value of the stock options grant was estimated on the grant date using a Monte-Carlo simulation valuation model. The weighted average fair value of stock options granted during the year ended December 31, 2020 was $0.65 per option based on the grant date assumptions stated below.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

19) Equity-based Compensation (cont.)

	2022	2021	2020
Weighted-average grant date fair value per option	$—	$—	$0.65
Assumptions:
Dividend yield (1)	—%	—%	3.9% to 7.4%
Expected volatility (2)	—%	—%	29.7% to 41.3%
Risk-free interest rate (3)	—%	—%	1.4% to 0.3%
Expected life of options (4)	0	0	4.7 years to 5.0 years

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

20) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2019	$2.8	$(20.3)	$(17.5)
Foreign currency translation adjustment	1.6	—	1.6
Amortization related to derivatives securities, before tax	—	3.1	3.1
Tax impact	—	(0.8)	(0.8)
Other comprehensive income	1.6	2.3	3.9
Balance, as of December 31, 2020	$4.4	$(18)	$(13.6)
Foreign currency translation adjustment	0.4	—	0.4
Amortization related to derivatives securities, before tax	—	3.3	3.3
Tax impact	—	(0.9)	(0.9)
Other comprehensive income	0.4	2.4	2.8
Balance, as of December 31, 2021	$4.8	(15.6)	$(10.8)
Foreign currency translation adjustment	(3.1)	—	(3.1)
Amortization related to derivatives securities, before tax(1)	—	4.6	4.6
Tax impact	—	(1.3)	(1.3)
Other comprehensive income (loss)	(3.1)	3.3	0.2
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)

(1)On January 18, 2022 the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $1.3 million of amortization expense included in the Amortization related to derivative securities, before tax.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

21) Non-controlling Interests

Non-controlling interests in consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than BSIG, of consolidated Funds. For the years ended December 31, 2022, 2021 and 2020 this net income was $0.0 million, $68.0 million, and $28.8 million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $0.0 million at December 31, 2022, and $0.0 million at December 31, 2021.

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
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $3.3 million, net of tax of $1.3 million for the year ended December 31, 2022. As of December 31, 2022, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(12.3) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $4.6 million, $3.3 million and $3.1 million have been reclassified for the years ended December 31, 2022, 2021 and 2020, respectively. During the next twelve months the Company expects to reclassify approximately $3.4 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $4.6 million interest expense reclassified to earnings for the year ended December 31, 2022) was reclassified to earnings as interest expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

23) Segment Information
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

The corporate head office is included within the Other category, along with its previously disposed Affiliate, Campbell Global, for the years ended December 31, 2021 and 2020. The Company completed the sale of its equity interests in Campbell Global in August 2021. ICM is included in the Other category for the year ended December 31, 2021. The Company completed the sale of its equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment. The Company’s previously divested Affiliates, Barrow, Copper Rock, and ICM are included within the Liquid Alpha segment for year ended December 31, 2020.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

23) Segment Information (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company’s segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss) for the year ended December 31, 2022 (in millions):

	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$416.8	$—	$0.4	(a)	$417.2

ENI operating expenses	165.5	16.6	(38.2)	(b)	143.9
Earnings before variable compensation	251.3	(16.6)	38.6		273.3
Variable compensation	96.0	4.3	—		100.3
ENI operating earnings (after variable comp)	155.3	(20.9)	38.6		173.0
Affiliate key employee distributions	5.1	—	—		5.1
Earnings after Affiliate key employee distributions	150.2	(20.9)	38.6		167.9
Net interest expense	—	(17.3)	(2.4)	(c)	(19.7)
Net investment loss	—	—	(0.2)	(d)	(0.2)
Loss on extinguishment of debt	—	—	(3.2)	(d)	(3.2)
Income tax expense	—	(30.4)	(13.8)	(e)	(44.2)
Economic net income	$150.2	$(68.6)	$19.0		$100.6

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

23) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2021 (in millions):

	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$488.1	$35.4	$0.3	(a)	$523.8

ENI operating expenses	160.8	32.0	41.3	(b)	234.1
Earnings before variable compensation	327.3	3.4	(41.0)		289.7
Variable compensation	100.8	28.8	0.9	(f)	130.5
ENI operating earnings (after variable comp)	226.5	(25.4)	(41.9)		159.2
Affiliate key employee distributions	12.4	1.0	—		13.4
Earnings after Affiliate key employee distributions	214.1	(26.4)	(41.9)		145.8
Net interest expense	—	(22.3)	(2.3)	(c)	(24.6)
Net investment income	—	—	8.3	(d)	8.3
Gain on sale of subsidiaries	—	—	48.6	(d)	48.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	(68.0)	(d)	(68.0)
Income tax expense	—	(47.1)	(2.9)	(e)	(50.0)
Income from discontinued operations, net of tax	—	—	77.3	(g)	77.3
Gain on disposal of discontinued operations, net of tax	—	—	691.0	(h)	691.0
Economic net income	$214.1	$(95.8)	$710.1		$828.4

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

23) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2020 (in millions):

	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$354.8	$111.1	$26.4	$7.2	(a)	$499.5

ENI operating expenses	149.0	39.4	45.1	13.7	(b)	247.2
Earnings before variable compensation	205.8	71.7	(18.7)	(6.5)		252.3
Variable compensation	72.8	29.0	6.1	4.2	(f)	112.1
ENI operating earnings (after variable comp)	133.0	42.7	(24.8)	(10.7)		140.2
Affiliate key employee distributions	4.3	3.9	0.3	—		8.5
Earnings after Affiliate key employee distributions	128.7	38.8	(25.1)	(10.7)		131.7
Net interest expense	—	—	(21.6)	(6.3)	(c)	(27.9)
Net investment loss	—	—	—	(0.3)	(d)	(0.3)
Gain on sale of subsidiaries	—	—	—	241.3	(d)	241.3
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(28.8)	(d)	(28.8)
Income tax expense	—	—	(32.5)	(64.6)	(e)	(97.1)
Income from discontinued operations, net of tax	—	—	—	67.8	(g)	67.8
Economic net income	$128.7	$38.8	$(79.2)	$198.4		$286.7

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021

23) Segment Information (cont.)
(c)Adjusted to include the cost of seed financing, and amortization of debt issuance costs, which is included in U.S. GAAP interest expense.
(d)Adjusted to include net investment income (loss), the loss on extinguishment of debt, net income (loss) attributable to non-controlling interests in consolidated Funds, and the gain on sale of subsidiaries, all of which are included in U.S. GAAP net income attributable to controlling interests.
(e)Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Adjusted to include tax expense or benefits relating to uncertain tax positions, the tax impact of certain ENI adjustments and other unusual items that are not included in current operating results for ENI purposes.
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
December 31, 2022 and 2021

24) Selected Quarterly Financial Data (unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2022 and 2021 ($ in millions, unless otherwise noted):

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$112.2	$95.5	$86.8	$122.7
Operating income	43.2	46.7	30.1	47.9
Income from continuing operations before income taxes	33.4	41.3	25.3	44.8
Net income	23.8	28.6	17.8	30.4
Net income attributable to controlling interests	23.8	28.6	17.8	30.4
Basic earnings per share ($)	$0.54	$0.69	$0.43	$0.73
Diluted earnings per share ($)	$0.53	$0.67	$0.42	$0.72
Basic shares outstanding (in millions)	44.0	41.4	41.4	41.4
Diluted shares outstanding (in millions)	45.3	42.5	42.4	42.5

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$109.7	$133.3	$117.9	$162.9
Operating income	32.5	36.1	28.7	48.5
Income from continuing operations before income taxes	27.6	34.6	57.4	58.5
Income from discontinued operations, net of tax	21.9	53.4	1.2	0.8
Gain (Loss) on disposal of discontinued operations, net of tax	—	509.2	185.4	(3.6)
Net income	40.4	587.3	229.5	39.2
Net income attributable to controlling interests	27.0	532.7	229.5	39.2
Basic earnings per share ($)	$0.34	$6.71	$2.88	$0.55
Diluted earnings per share ($)	$0.33	$6.42	$2.76	$0.53
Continuing operations basic earnings per share ($)	$0.23	$0.31	$0.54	$0.59
Continuing operations diluted earnings per share ($)	$0.22	$0.29	$0.52	$0.57
Basic shares outstanding (in millions)	79.3	79.4	79.6	70.6
Diluted shares outstanding (in millions)	82.3	82.9	83.2	73.5

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2022. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
On February 27, 2023, the Board of Directors approved the Amended and Restated Bylaws of BrightSphere Investment Group Inc. (the “Amended Bylaws”), effective immediately. Among other matters, the Amended Bylaws update certain procedural requirements related to director nominations by stockholders in light of the recently adopted “universal proxy” rules of the SEC and reflect certain other administrative changes resulting from the “universal proxy” rules and recent amendments to the Delaware General Corporation Law (the “DGCL”).

With respect to stockholder nominees to the Board of Directors, the Amended Bylaws provide, among other things, that (i) stockholders must comply with the SEC’s newly adopted Rule 14a-19 under the Exchange Act, (ii) stockholders must include in an advance notice of such nomination a representation as to whether the stockholder intends to deliver a proxy statement and/or form of proxy to holders of at least sixty-seven percent (67%) of the Company’s outstanding capital stock required to elect the nominee and otherwise solicit proxies in accordance with Rule 14a-19 under the Exchange Act, (iii) if (x) any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act and (y) such stockholder subsequently either (A) notifies the Company that such stockholder no longer intends to solicit proxies in support of director nominees other than the Corporation’s nominees in accordance with Rule 14a-19 under the Exchange Act or (B) fails to comply with the requirements of Rule 14a-19(a)(2) or Rule 14a-19(a)(3) under the Exchange Act, then such stockholder’s nominations shall be deemed null and void and the Corporation shall disregard any proxies or votes solicited for such stockholder’s nominees, and (iv) upon request by the Company, if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder shall deliver to the Corporation, no later than five (5) business days prior to the applicable meeting, reasonable evidence that it has met the requirements of Rule 14a-19(a)(3) under the Exchange Act. The Amended Bylaws also set forth additional requirements regarding the information stockholders must submit and representations stockholders must make in connection with providing advance notice of stockholder meeting proposals and director nominations. Additional changes to the Amended Bylaws include (i) allowing for stockholder meetings to be adjourned as permitted under the DGCL and (ii) removing the requirement for the Company to produce and keep for inspection by any stockholder at the time and place of a meeting of stockholders a complete list of the stockholders entitled to vote at such meeting.

The foregoing description of the Amended Bylaws is qualified in its entirety by reference to the complete text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 hereto and incorporated by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

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

2.2
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

2.3
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

2.4
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

3.2	*	Amended and Restated Bylaws of BrightSphere Investment Group Inc., adopted as of February 27, 2023

3.3	*	Amended and Restated Bylaws of BrightSphere Investment Group Inc., adopted as of February 27, 2023, redlined for amendments

4.1		Specimen Common Stock Certificate of BrightSphere Investment Group Inc. incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2019.

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

4.6	Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 2, 2020.

10.1	BrightSphere Investment Group Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed on July 15, 2019.

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

10.6	BrightSphere Investment Group Inc. Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed on July 15, 2019.

10.7
Employment Agreement, dated January 20, 2019, by and between BrightSphere Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

10.8
Option Award Agreement, effective December 30, 2018, by and between BrightSphere Investment Group plc and Guang Yang, incorporated herein by reference to Exhibit 4.1 to the Form S-8, filed on January 2, 2019.

10.9
Option Award Agreement, effective January 22, 2019 by and between BrightSphere Investment Group plc and Suren Rana, incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

Exhibit No.		Description
10.10		Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.11		Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.12		Form of Option Award Agreement, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.13
Option Award Agreement, effective April 21, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.14
Amended and Restated Employment Agreement, effective April 15, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.15		Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.16		Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart, incorporated herein by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2021.

10.17		Form of Option Award Agreement incorporated herein by reference to Exhibit 10.33 to Annual Report on Form 10-K filed on February 28, 2022.

10.18
Amended and Restated Employment Agreement, dated as of May 5, 2022, by and between BrightSphere Inc. and Christina Wiater incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 9, 2022.

10.19	*	Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, dated December 30, 2022

21.1	*	Subsidiaries of BrightSphere Investment Group Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

104	*	The cover page of this Annual Report on Form 10-K, formatted in Inline eXtensible Business Reporting Language (embedded within the Inline XBRL document contained in Exhibit 101).
_______________________________________________________________________________
* Filed herewith
**Furnished herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSphere Investment Group Inc.
Dated:	February 28, 2023

		By:	/s/ Suren Rana
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

Signature	Title	Date

/s/ SUREN RANA
Suren Rana	President and Chief Executive Officer	February 28, 2023

/s/ JOHN PAULSON
John Paulson	Chairman	February 28, 2023

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 28, 2023

/s/ ANDREW KIM
Andrew Kim	Director	February 28, 2023

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 28, 2023

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

BrightSphere Investment Group Inc. Consolidated Balance Sheets (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Operations (in millions except for per share data)

BrightSphere Investment Group Inc. Consolidated Statements of Comprehensive Income (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Cash Flows (in millions)

BrightSphere Investment Group Inc. Notes to Consolidated Financial Statements December 31, 2022 and 2021

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