Form 10-Q
period 2023-03-31
BrightSphere Investment Group Inc.
filed 2023-05-08
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38979

BRIGHTSPHERE Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-1121020
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 State Street, FL 13		02109
Boston,	Massachusetts
(Address of principal executive offices)		(Zip Code)
(617)-369-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	BSIG	New York Stock Exchange
4.800% Notes due 2026	BSIG 26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 4, 2023 was 41,464,175.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$154.1	$108.4
Investment advisory fees receivable	99.9	122.5
Income taxes receivable	—	2.0
Fixed assets, net	48.4	47.7
Right of use assets	61.3	59.9
Investments	49.9	48.4
Goodwill	20.3	20.3
Other assets	27.3	27.7
Deferred tax assets	65.9	64.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	12.6	12.8
Investments	2.8	1.9
Other assets	3.5	2.4
Total assets	$546.0	$518.7
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$20.4	$31.0
Accrued incentive compensation	24.0	92.5
Other compensation liabilities	60.1	59.3
Accrued income taxes	8.3	4.6
Operating lease liabilities	77.0	75.8
Other liabilities	0.8	1.1
Revolving credit facility	87.0	—
Third party borrowings	273.6	273.5
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.5	0.3
Derivative liabilities at fair value	2.6	2.2
Total liabilities	554.3	540.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	0.4	—
Equity:
Common stock (par value $0.001; 41,464,175 and 41,435,087 shares, respectively, issued)	—	—
Additional paid-in capital	1.4	1.5
Retained deficit	(0.8)	(12.5)
Accumulated other comprehensive loss	(9.3)	(10.6)
Total equity	(8.3)	(21.6)
Total liabilities and equity	$546.0	$518.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Management fees	$90.6	$102.2
Performance fees	0.5	10.0
Consolidated Funds’ revenue	0.7	—
Total revenue	91.8	112.2
Operating expenses:
Compensation and benefits	49.1	46.8
General and administrative expense	18.4	16.9
Depreciation and amortization	3.8	5.3
Consolidated Funds’ expense	0.7	—
Total operating expenses	72.0	69.0
Operating income	19.8	43.2
Non-operating income and (expense):
Investment income (loss)	0.3	(0.1)
Interest income	1.1	—
Interest expense	(4.9)	(6.5)
Loss on extinguishment of debt	—	(3.2)
Net consolidated Funds’ investment gains	0.8	—
Total non-operating income (loss)	(2.7)	(9.8)
Income before income taxes	17.1	33.4
Income tax expense	5.1	9.6
Net income	12.0	23.8
Net income attributable to non-controlling interests in consolidated Funds	—	—
Net income attributable to controlling interests	$12.0	$23.8

Earnings per share (basic) attributable to controlling interests	$0.29	$0.54
Earnings per share (diluted) attributable to controlling interests	0.28	0.53
Weighted average common stock outstanding	41.4	44.0
Weighted average diluted common stock outstanding	42.7	45.3
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$12.0	$23.8
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	1.6
Foreign currency translation adjustment	0.7	(0.7)
Total other comprehensive income	1.3	0.9
Comprehensive income attributable to non-controlling interests in consolidated Funds	—	—
Total comprehensive income attributable to controlling interests	$13.3	$24.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2023 and 2022
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	(103.2)
Equity-based compensation	—	—	0.9	—	—	0.9	—	0.9
Foreign currency translation adjustment	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Amortization related to derivatives securities, net of tax	—	—	—	—	1.6	1.6	—	1.6
Withholding tax related to stock option exercise			(0.9)	(1.4)	—	(2.3)		(2.3)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	23.8	—	23.8	—	23.8
March 31, 2022	41.4	$—	$—	$(88.0)	$(9.9)	$(97.9)	$—	$(97.9)

December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$(21.6)
Issuance of common stock	0.1	—	—	—	—	—	—	—
Net capital contributions	—	—	—	—	—	—	0.4	0.4
Equity-based compensation	—	—	0.2	—	—	0.2	—	0.2
Foreign currency translation adjustment	—	—	—	—	0.7	0.7	—	0.7
Amortization related to derivative securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Net income	—	—	—	12.0	—	12.0	—	12.0
March 31, 2023	41.5	$—	$1.4	$(0.8)	$(9.3)	$(8.7)	$0.4	$(8.3)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	12.0	23.8
Less: Net (income) loss attributable to redeemable non-controlling interests in consolidated Funds	—	—

Adjustments to reconcile net income to net cash flows from operating activities:
Loss on extinguishment of debt	—	3.2
Depreciation and other amortization	3.8	5.3
Amortization of debt-related costs	1.0	2.7
Amortization and revaluation of non-cash compensation awards	1.2	(4.2)
Deferred income taxes	(1.0)	0.8
(Gains) losses on other investments	(1.1)	1.2
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	22.6	52.7
Decrease in other receivables, prepayments, deposits and other assets	0.8	0.4
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(68.8)	(92.2)
Decrease in accounts payable, accrued expenses and accrued income taxes	(4.8)	(8.1)
Net cash flows from operating activities	(34.3)	(14.4)
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities:
Purchase of investments	(0.1)	—
Sale of investments	0.4	—
(Increase) decrease in receivables and other assets	(1.0)	—
Increase in accounts payable and other liabilities	0.1	—
Net cash flows from operating activities of consolidated Funds	(0.6)	—
Net cash flows from operating activities	(34.9)	(14.4)

Cash flows from investing activities:
Additions of fixed assets	(4.5)	(4.0)
Purchase of investment securities	(2.6)	(4.8)
Sale of investment securities	1.5	4.8
Net cash flows from investing activities	(5.6)	(4.0)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	100.0	125.0
Repayment of third party borrowings and revolving credit facility	(13.0)	(162.0)
Payment for debt issuance costs	—	(0.9)
Payment to OM plc for co-investment redemptions	(0.4)	(1.1)
Dividends paid to stockholders	(0.5)	(0.3)
Dividends paid to related parties	(0.3)	(0.1)
Repurchases of common stock	—	(103.2)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.3)	(2.3)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	0.4	—
Net cash flows from financing activities	85.9	(144.9)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	—
Net increase (decrease) in cash and cash equivalents	45.5	(163.3)
Cash and cash equivalents at beginning of period	$121.2	$252.1
Cash and cash equivalents at end of period	$166.7	$88.8

Supplemental disclosure of cash flow information:
Interest paid	$7.1	$8.0
Income taxes paid	0.8	3.0

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company completed the disposition of certain Affiliates and, beginning in 2021, has operated the business through one Affiliate, Acadian Asset Management LLC (“Acadian”). Acadian comprises the Company’s Quant & Solutions reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, ESG, multi-asset, equity alternatives, and long/short strategies.
Acadian is organized as a limited liability company. Fees for services are largely asset-based and, as a result, revenues fluctuate based on the performance of financial markets and investors’ asset flows in and out of Acadian’s products. The Company utilizes a profit-sharing model in structuring its compensation and ownership arrangements with Acadian. Variable compensation is based on the firm’s profitability. BSIG and Acadian key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Acadian key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The corporate head office is included within the Other category.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of March 31, 2023, Paulson & Co. Inc. (“Paulson”) held approximately 21.6% of the common stock of the Company.

For the three months ended March 31, 2023, the Company did not repurchase any shares of common stock. For the three months ended March 31, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions.
All shares of common stock repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations, statements of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows of the Company. Within these Condensed Consolidated Financial Statements, Paulson and its related entities, as defined above, are referred to as “related parties.”
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements have been included. All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Condensed Consolidated Financial Statements; however, material intercompany balances and transactions among the Company, its consolidated Affiliate and consolidated Funds are eliminated in consolidation.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2023	December 31, 2022
Investments of consolidated Funds held at fair value	$2.8	$1.9
Seed & Other investments	$8.7	$8.4
Investments related to long-term incentive compensation plans	41.2	40.0
Total investments per Condensed Consolidated Balance Sheets	$52.7	$50.3

4) Fair Value Measurements
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2023
Assets of BSIG and consolidated Funds(1)
Derivatives	$0.3	$2.5	$—	$—	$2.8
Consolidated Funds total	0.3	2.5	—	—	2.8
Investments in separate accounts(2)	4.4	—	—	—	4.4
Investments related to long-term incentive compensation plans(3)	41.2	—	—	—	41.2
Investments in unconsolidated Funds(4)	—	—	—	4.3	4.3
BSIG total	45.6	—	—	4.3	49.9
Total fair value assets	$45.9	$2.5	$—	$4.3	$52.7

Liabilities of consolidated Funds(1)
Derivatives	$(0.3)	$(2.3)	$—	$—	$(2.6)
Consolidated Funds total	(0.3)	(2.3)	—	—	(2.6)
Total fair value liabilities	$(0.3)	$(2.3)	$—	$—	$(2.6)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2022
Assets of BSIG and consolidated Funds(1)
Derivatives	0.3	1.6	—	—	1.9
Consolidated Funds total	0.3	1.6	—	—	1.9
Investments in separate accounts(2)	$4.2	$—	$—	$—	$4.2
Investments related to long-term incentive compensation plans(3)	40.0	—	—	—	40.0
Investments in unconsolidated Funds(4)	—	—	—	4.2	4.2
BSIG total	44.2	—	—	4.2	48.4
Total fair value assets	$44.5	$1.6	$—	$4.2	$50.3

Liabilities of consolidated Funds(1)
Derivatives	(0.2)	(2.0)	—	—	(2.2)
Consolidated Funds total	(0.2)	(2.0)	—	—	(2.2)
Total fair value liabilities	$(0.2)	$(2.0)	$—	$—	$(2.2)

(1)Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliate.
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
(2)Investments in separate accounts of $4.4 million at March 31, 2023 consist of 100% equity securities and other investments. Investments in separate accounts of $4.2 million at December 31, 2022 consist of approximately 100% of equity securities and other investments. The Company values these using the

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $41.2 million and $40.0 million at March 31, 2023 and December 31, 2022, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.3 million and $4.2 million at March 31, 2023 and December 31, 2022, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. UCITS and other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.2 million and $4.1 million at March 31, 2023 and December 31, 2022, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to two years from March 31, 2023. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2023 and 2022, respectively.

5) Variable Interest Entities
The Company, through its Affiliate, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by the Company’s Affiliate, and other partnership interests typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that have ownership interests in the Affiliate.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	March 31, 2023	December 31, 2022
Assets
Investments at fair value	$2.8	$1.9
Other assets of consolidated Funds	16.1	$15.2
Total Assets	$18.9	$17.1
Liabilities
Liabilities of consolidated Funds	3.1	2.5
Total Liabilities	$3.1	$2.5
“Investments at fair value” consist of investments in derivative securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities held by consolidated Funds have no recourse to the Company’s general credit.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2023	December 31, 2022
Unconsolidated VIE assets	$742.5	$728.1
Unconsolidated VIE liabilities	$310.6	$303.6
Equity interests on the Condensed Consolidated Balance Sheets	$4.2	$4.1
Maximum risk of loss(1)	$4.2	$4.1

(1)Includes equity investments the Company has made or is required to make.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	March 31, 2023			December 31, 2022
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$87.0	$87.0	2	$—	$—
Total revolving credit facility	$87.0	$87.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$273.6	$257.2	2	$273.5	$249.7	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		—	—
Total third party borrowings	$273.6	$257.2		$273.5	$249.7

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

7) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 11 years, some of which include options to extend the leases for up to 5 years.
The following table summarizes information about the Company’s operating leases for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2.1	$2.5
Variable lease cost	—	—
Sublease income	—	(0.1)
Total operating lease expense	$2.1	$2.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.3	$2.2
Right of use assets obtained in exchange for new operating lease liabilities	2.8	—
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2023 and 2022, the weighted average remaining lease term was 10.2 and 11.2, respectively, and the weighted average discount rate was 3.54% and 3.35%, respectively.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases (cont.)
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$7.0
2024	9.0
2025	8.8
2026	8.8
2027	8.4
Thereafter	49.6
Total lease payments	$91.6
Less imputed interest	(14.6)
Total	$77.0
8) Commitments and Contingencies
Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Included in cash and cash equivalents is $3.6 million pertaining to the wind-down of BrightSphere Investment U.K., Ltd.
Guaranty
The Company entered into a guaranty for an office space security deposit in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of March 31, 2023, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies (cont.)

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2023, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2023.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common stock	$12.0	$23.8
Denominator:
Weighted-average shares of common stock outstanding—basic	41,444,200	43,969,713
Potential shares of common stock:
Restricted stock units	7,539	10,112
Employee stock options	1,258,838	1,347,565
Weighted-average shares of common stock outstanding—diluted	42,710,577	45,327,390

Earnings per share of common stock attributable to controlling interests:
Basic	$0.29	$0.54
Diluted	$0.28	$0.53

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue

Management fees
The Company’s management fees are a function of the fee rates the Affiliate charges to it’s clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The most significant driver of increases or decreases in this average fee rate is changes in the mix of the Company’s assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.
Performance fees
The Company’s products subject to performance fees earn these fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Performance fees are recorded in revenues when the contractual performance criteria have been met and when it is probable that a significant reversal of revenue recognized will not occur in future reporting periods.

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three months ended March 31 (in millions) are presented below:

	Three Months Ended March 31,
	2023	2022
Quant & Solutions
U.S.	$67.9	$77.0
Non-U.S.	22.7	25.2
Management fee revenue	$90.6	$102.2

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)
Foreign currency translation adjustment	0.7	—	0.7
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	0.7	0.6	1.3
Balance, as of March 31, 2023	$2.4	$(11.7)	$(9.3)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment	(0.7)	—	(0.7)
Amortization related to derivatives securities, before tax(1)	—	2.2	2.2
Tax impact	—	(0.6)	(0.6)
Other comprehensive income (loss)	(0.7)	1.6	0.9
Balance, as of March 31, 2022	$4.1	$(14.0)	$(9.9)

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $1.3 million of amortization expense included in Amortization related to derivatives securities, before tax for the three months ended March 31, 2022.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging (cont.)

As of March 31, 2023, the balance recorded in accumulated other comprehensive income (loss) was $(11.7) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.8 million and $2.2 million have been reclassified for the three months ended March 31, 2023 and 2022, respectively. During the next twelve months the Company expects to reclassify approximately $3.5 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $2.2 million interest expense reclassified to earnings for the three months ended March 31, 2022) was reclassified to earnings as interest expense.

13) Segments
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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, goodwill impairment and amortization of acquired intangible assets, capital transaction costs and restructuring costs. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income (loss).
The following table presents the financial data for the Company’s segment for the three months ended March 31, 2023 (in millions):

	Three Months Ended March 31, 2023
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$91.1	$—	$0.7		$91.8

ENI operating expenses	43.6	3.5	0.5	(a)	47.6
Earnings before variable compensation	47.5	(3.5)	0.2		44.2
Variable compensation	22.5	0.7	—		23.2
ENI operating earnings (after variable comp)	25.0	(4.2)	0.2		21.0
Affiliate key employee distributions	1.2	—	—		1.2
Earnings after Affiliate key employee distributions	23.8	(4.2)	0.2		19.8
Net interest expense	—	(3.4)	(0.4)	(b)	(3.8)
Net investment income	—	—	1.1	(c)	1.1
Income tax expense	—	(4.4)	(0.7)	(d)	(5.1)
Economic net income	$23.8	$(12.0)	$0.2		$12.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)
The following table presents the financial data for the Company’s segment for the three months ended March 31, 2022 (in millions):

	Three Months Ended March 31, 2022
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$112.2	$—	$—		$112.2

ENI operating expenses	41.1	4.5	(6.4)	(a)	39.2
Earnings before variable compensation	71.1	(4.5)	6.4		73.0
Variable compensation	26.3	1.6	—		27.9
ENI operating earnings (after variable comp)	44.8	(6.1)	6.4		45.1
Affiliate key employee distributions	1.9	—	—		1.9
Earnings after Affiliate key employee distributions	42.9	(6.1)	6.4		43.2
Net interest expense	—	(4.6)	(1.9)	(b)	(6.5)
Net investment income (loss)	—	—	(0.1)	(c)	(0.1)
Loss on extinguishment of debt	—	—	(3.2)	(c)	(3.2)
Income tax expense	—	(8.8)	(0.8)	(d)	(9.6)
Economic net income	$42.9	$(19.5)	$0.4		$23.8

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
Reconciling Adjustments:
a.Adjusted to include non-cash expenses for key employee equity and profit interest revaluations, capital transaction costs, amortization of acquired intangible assets and restructuring costs, each of which are included in U.S. GAAP operating expenses.
b.Adjusted to include the cost of seed financing and amortization of debt issuance costs, which is included in U.S. GAAP interest expense.
c.Adjusted to include net investment income (loss), the loss on extinguishment of debt, net income attributable to non-controlling interests in consolidated Funds, and net of tax, all of which are included in U.S. GAAP net income attributable to controlling interests.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or “BSUS,” a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or had an ownership interest. References in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliate’s products or services, nor is any such information a recommendation for any of our Affiliate’s products or services.
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
•U.S. GAAP Results of Operations for the Three Months Ended March 31, 2023 and 2022 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2023 and 2022, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2023 and 2022, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended March 31, 2023 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $13 billion, or 13%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliate. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders and it includes our share of earnings from our equity-accounted Affiliate.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2023 and 2022:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
U.S. GAAP Basis
Revenue	$91.8	$112.2	$(20.4)
Pre-tax income attributable to controlling interests	17.1	33.4	(16.3)
Net income attributable to controlling interests	12.0	23.8	(11.8)
U.S. GAAP operating margin(1)	21.6%	38.5%	(1693) bps
Earnings per share, basic ($)	$0.29	$0.54	$(0.25)
Earnings per share, diluted ($)	$0.28	$0.53	$(0.25)
Basic shares outstanding (in millions)	41.4	44.0	(2.6)
Diluted shares outstanding (in millions)	42.7	45.3	(2.6)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$91.1	$112.2	$(21.1)
Pre-tax economic net income(5)	16.2	32.2	(16.0)
Adjusted EBITDA	23.6	43.0	(19.4)
ENI operating margin(6)	22.8%	34.5%	(1166) bps
Economic net income(7)	11.8	23.4	(11.6)
ENI diluted EPS ($)	$0.28	$0.52	$(0.24)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$97.5	$110.2	$(12.7)
Net client cash flows (in billions)	0.1	(2.2)	2.3
Annualized revenue impact of net flows(8)	1.0	(1.1)	2.1

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes costs associated with the transfer of an insurance policy from our former Parent of $0.4 million for the three months ended March 31, 2023. Excludes restructuring costs at Acadian of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $0.3 million for the three months ended March 31, 2022.
(4)ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.
(5)Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income attributable to controlling interests.
(6)ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. ENI operating earnings is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. The ENI operating margin corresponds to our U.S. GAAP operating margin (excluding the effect of consolidated Funds).
(7)Economic net income is the ENI measure which is most directly comparable to U.S. GAAP net income attributable to controlling interests.

(8)Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, plus revenue impact from reinvested income and distribution. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. In addition, reinvested income and distribution for the segment is multiplied by average fee rate for the segment to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
The following table presents our assets under management as of each of the dates indicated:

($ in billions)	March 31, 2023	December 31, 2022
Acadian Asset Management	$97.5	$93.6
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2023	December 31, 2022
Developed Markets	76.0	73.2
Emerging Markets	21.5	20.4
Total assets under management	$97.5	$93.6

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2023		December 31, 2022
	AUM	% of total	AUM	% of total
Public/Government	$41.2	42.3%	$39.3	42.0%
Commingled Trust/UCITS	22.7	23.3%	21.7	23.2%
Corporate/Union	13.7	14.1%	13.1	14.0%
Sub-advisory	11.9	12.2%	11.8	12.6%
Endowment/Foundation	3.2	3.3%	3.1	3.3%
Mutual Fund	0.7	0.7%	0.6	0.6%
Other	4.1	4.1%	4.0	4.3%
Total assets under management	$97.5		$93.6

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2023		December 31, 2022
	AUM	% of total	AUM	% of total
U.S.	$65.0	66.7%	$62.7	67.0%
Europe	16.9	17.3%	16.3	17.4%
Asia	3.9	4.0%	3.2	3.4%
Australia	5.8	5.9%	5.6	6.0%
Other	5.9	6.1%	5.8	6.2%
Total assets under management	$97.5		$93.6

AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow. In addition, reinvested income and distributions is multiplied by the average fee rate to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2023	2022
Quant & Solutions
Beginning balance	$93.6	$117.2
Gross inflows	2.2	3.5
Gross outflows	(3.0)	(6.6)
Reinvested income and distributions	0.9	0.9
Net flows	0.1	(2.2)
Market appreciation (depreciation)	3.8	(4.8)
Ending balance	$97.5	$110.2
Average AUM	$96.4	$111.3

Annualized basis points: inflows	41.3	50.3
Annualized basis points: outflows	38.9	33.4
Annualized revenue impact of net flows ($ in millions)	$1.0	$(1.1)

We also analyze our asset flows by client type and client location. Our client types include:
i.Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;
ii.Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and
iii.Retail/other, which includes assets managed for mutual funds sponsored by our Affiliate, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2023	2022
Sub-advisory
Beginning balance	$11.8	$14.1
Gross inflows	0.4	0.5
Gross outflows	(0.7)	(0.4)
Reinvested income and distributions	0.1	0.1
Net flows	(0.2)	0.2
Market appreciation (depreciation)	0.3	(0.6)
Ending balance	$11.9	$13.7

Institutional
Beginning balance	$77.2	$97.8
Gross inflows	1.7	2.6
Gross outflows	(2.2)	(5.9)
Reinvested income and distributions	0.7	0.8
Net flows	0.2	(2.5)
Market appreciation (depreciation)	3.4	(4.0)
Ending balance	$80.8	$91.3

Retail/Other
Beginning balance	$4.6	$5.3
Gross inflows	0.1	0.4
Gross outflows	(0.1)	(0.3)
Reinvested income and distributions	0.1	—
Net flows	0.1	0.1
Market appreciation (depreciation)	0.1	(0.2)
Ending balance	$4.8	$5.2

Total
Beginning balance	$93.6	$117.2
Gross inflows	2.2	3.5
Gross outflows	(3.0)	(6.6)
Reinvested income and distributions	0.9	0.9
Net flows	0.1	(2.2)
Market appreciation (depreciation)	3.8	(4.8)
Ending balance	97.5	110.2

Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2023	2022
U.S.
Beginning balance	$62.7	$77.1
Gross inflows	1.2	2.4
Gross outflows	(2.1)	(2.3)
Reinvested income and distributions	0.6	0.6
Net flows	(0.3)	0.7
Market appreciation (depreciation)	2.6	(2.9)
Ending balance	$65.0	$74.9

Non-U.S.
Beginning balance	$30.9	$40.1
Gross inflows	1.0	1.1
Gross outflows	(0.9)	(4.3)
Reinvested income and distributions	0.3	0.3
Net flows	0.4	(2.9)
Market appreciation (depreciation)	1.2	(1.9)
Ending balance	$32.5	$35.3

Total
Beginning balance	$93.6	$117.2
Gross inflows	2.2	3.5
Gross outflows	(3.0)	(6.6)
Reinvested income and distributions	0.9	0.9
Net flows	0.1	(2.2)
Market appreciation (depreciation)	3.8	(4.8)
Ending balance	$97.5	$110.2

At March 31, 2023, our total assets under management were $97.5 billion, an increase of $3.9 billion, or 4.2%, compared to $93.6 billion at December 31, 2022 and a decrease of $(12.7) billion, or (11.5)%, compared to $110.2 billion at March 31, 2022. The decrease in assets under management compared to March 31, 2022 is a result of equity market and currency depreciation, and net outflows in the last twelve months. The change in assets under management during the three months ended March 31, 2023 reflects net market appreciation of $3.8 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended March 31, 2023, our net flows were $0.1 billion compared to $(2.2) billion for the three months ended March 31, 2022. The change in net flows during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by lower outflows in the three months ended March 31, 2023. Reinvested income and distributions of $0.9 billion and $0.9 billion are reflected in the net flows for the three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023, the annualized revenue impact of the net flows was $1.0 million compared to $(1.1) million for the three months ended March 31, 2022. Gross inflows of $2.2 billion in the three months ended March 31, 2023 yielded approximately 41 bps compared to $3.5 billion yielding approximately 50 bps in the year-ago period. Gross outflows of $(3.0) billion yielded approximately 39 bps in the three months ended March 31, 2023 compared to $(6.6) billion yielding approximately 33 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2023 and 2022
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2023	2022	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$90.6	$102.2	$(11.6)
Performance fees	0.5	10.0	(9.5)
Consolidated Funds’ revenue	0.7	—	0.7
Total revenue	91.8	112.2	(20.4)
Compensation and benefits	49.1	46.8	2.3
General and administrative expense	18.4	16.9	1.5
Depreciation and amortization	3.8	5.3	(1.5)
Consolidated Funds’ expense	0.7	—	0.7
Total operating expenses	72.0	69.0	3.0
Operating income	19.8	43.2	(23.4)
Investment income (loss)	0.3	(0.1)	0.4
Interest income	1.1	—	1.1
Interest expense	(4.9)	(6.5)	1.6
Loss on extinguishment of debt	—	(3.2)	3.2
Net consolidated Funds’ investment gains	0.8	—	0.8
Income before income taxes	17.1	33.4	(16.3)
Income tax expense	5.1	9.6	(4.5)
Net income	12.0	23.8	(11.8)
Net income (loss) attributable to non-controlling interests in consolidated Funds	—	—	—
Net income attributable to controlling interests	$12.0	$23.8	$(11.8)

Basic earnings per share ($)	$0.29	$0.54	$(0.25)
Diluted earnings per share ($)	0.28	0.53	(0.25)
Weighted average shares of common stock outstanding—basic	41.4	44.0	(2.6)
Weighted average shares of common stock outstanding—diluted	42.7	45.3	(2.6)

U.S. GAAP operating margin(1)	21.6%	38.5%

(1) The U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2023	2022
Net income attributable to controlling interests	$12.0	$23.8
Add: Income tax expense	5.1	9.6
Pre-tax income attributable to controlling interests	$17.1	$33.4
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned when our Affiliate’s investment performance over agreed time periods for certain clients has differed from pre-determined hurdles; and
iii.revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in Consolidated Funds.
Management Fees
Our management fees are a function of the fee rates charged to our clients, which are typically expressed in basis points, and the levels of our assets under management.
Average basis points earned on average assets under management were 38.1 bps for the three months ended March 31, 2023, and 37.3 bps for the three months ended March 31, 2022, respectively. The overall weighted average fee rate increase for the three months ended March 31, 2023 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Management fees decreased $(11.6) million, or (11.4)%, from $102.2 million for the three months ended March 31, 2022 to $90.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to the equity market decline and net outflows over the past twelve months. Average assets under management decreased (13)%, from $111.3 billion for the three months ended March 31, 2022 to $96.4 billion for the three months ended March 31, 2023, mainly due to the equity market decline and net outflows over the past twelve months.

Performance Fees
Approximately $12.7 billion, or 13% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Performance fees decreased $(9.5) million, from $10.0 million for the three months ended March 31, 2022 to $0.5 million for the three months ended March 31, 2023. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.

U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, and revaluation of key employee owned Affiliate equity and profit interests;
ii.general and administrative expenses;
iii.depreciation and amortization charges; and
iv.expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliate’s employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions)	2023	2022
Fixed compensation and benefits(1)	$23.4	$21.9
Sales-based compensation(2)	1.9	1.9
Variable compensation(3)	23.2	27.9
Affiliate key employee distributions(4)	1.2	1.9
Non-cash Affiliate key employee equity revaluations(5)	(0.6)	(6.8)
Total U.S. GAAP compensation and benefits expense	$49.1	$46.8

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the three months ended March 31, 2023 and 2022, $23.4 million and $21.9 million, respectively, of fixed compensation and benefits (of the $23.4 million and $21.9 million above) are included within economic net income.
(2)Sales-based compensation is paid to our Affiliate’s sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.
(3)Variable compensation is contractually set and calculated individually for our Affiliate, plus Center bonuses. Variable compensation is awarded based on a contractual percentage of Affiliate ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. With our Affiliate, we have a contractual split of performance fees between Affiliate employees and BSUS. The Affiliate’s share of performance fees, which ranges from 60%-75% of the total, is allocated entirely to variable compensation. The variable compensation earned on performance fees vests over three-years and compensation is recognized over that service period. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Three Months Ended March 31,
($ in millions)	2023	2022
Cash variable compensation	$21.6	$25.3
Non-cash equity-based award amortization	1.6	2.6
Total variable compensation(a)	$23.2	$27.9

(a)For the three months ended March 31, 2023, $23.2 million of variable compensation expense (of the $23.2 million above) is included within economic net income. For the three months ended March 31, 2022, $27.9 million of variable compensation expense (of the $27.9 million above) is included within economic net income.
(4)Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at our Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at the Affiliate. Within our Affiliate we have a tiered equity structure, where BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages.
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
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Compensation and benefits expense increased $2.3 million, or 4.9%, from $46.8 million for the three months ended March 31, 2022 to $49.1 million for the three months ended March 31, 2023. Fixed compensation and benefits increased $1.5 million, or 6.8%, from $21.9 million for the three months ended March 31, 2022 to $23.4 million for the three months ended March 31, 2023, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives. Variable compensation decreased $(4.7) million, or (16.8)%, from $27.9 million for the three months ended March 31, 2022 to $23.2 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower pre-bonus profits in the current year. This decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation remained at $1.9 million for the three months ended March 31, 2023 and 2022. Affiliate key employee distributions decreased $(0.7) million, or (36.8)%, from $1.9 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023, primarily as a result of lower underlying operating earnings at the consolidated Affiliate. Revaluations of Affiliate equity changed $6.2 million reflecting the change in value of key employee ownership interests at our consolidated Affiliate, as the value of Affiliate equity decreased $(6.8) million for the three months ended March 31, 2022 and decreased $(0.6) million for the three months ended March 31, 2023.

General and Administrative Expense
Three months ended March 31, 2023 compared to three months ended March 31, 2022: General and administrative expense increased $1.5 million, or 8.9%, from $16.9 million for the three months ended March 31, 2022 to $18.4 million for the three months ended March 31, 2023. The increase was primarily due to an increase in travel and entertainment, consulting, and system costs in the current period.
Depreciation and Amortization Expense
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Depreciation and amortization expense decreased $(1.5) million, or (28.3)%, from $5.3 million for the three months ended March 31, 2022 to $3.8 million for the three months ended March 31, 2023. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest expense; and
iii.loss on extinguishment of debt.

Investment Income
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Investment income increased $0.4 million, from $(0.1) million for the three months ended March 31, 2022 to $0.3 million for the three months ended March 31, 2023. The increase was driven primarily by higher returns on seed capital investments due to market appreciation in the three months ended March 31, 2023.
Interest Income
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Interest income increased $1.1 million, from $0.0 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2023. The increase was due to an increase in short-term investment returns.
Interest Expense
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Interest expense decreased $(1.6) million, or (24.6)%, from $6.5 million for the three months ended March 31, 2022 to $4.9 million for the three months ended March 31, 2023, primarily due to the $1.3 million of additional interest expense incurred for the three months ended March 31, 2022 related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Loss on Extinguishment of Debt
Three months ended March 31, 2023 compared to three months ended March 31, 2022: There was $(3.2) million loss on extinguishment of debt in the three months ended March 31, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022. There was no loss on extinguishment of debt incurred for the three months ended March 31, 2023.

U.S. GAAP Income Tax Expense (Benefit)
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, limitations on executive compensation, and the mix of income earned in the United States versus foreign jurisdictions. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Income tax expense decreased $(4.5) million, from $9.6 million for the three months ended March 31, 2022 to $5.1 million for the three months ended March 31, 2023. The decrease in income tax expense primarily relates to a decrease in income before income taxes during the three months ended March 31, 2023.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended March 31, 2023 compared to three months ended March 31, 2022: There were no consolidated Funds for the three months ended March 31, 2022. Consolidated Funds’ revenue was $0.7 million for the three months ended March 31, 2023. Consolidated Funds’ expense was $0.7 million for the three months ended March 31, 2023.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in millions)	2023	2022
Numerator: Operating income	$19.8	$43.2
Denominator: Total revenue	$91.8	$112.2
U.S. GAAP operating margin(1)	21.6%	38.5%

Numerator: Total operating expenses(2)	$71.3	$69.0
Denominator: Management fee revenue	$90.6	$102.2
U.S. GAAP operating expense / management fee revenue(3)	78.7%	67.5%

Numerator: Variable compensation	$23.2	$27.9
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$44.2	$73.0
U.S. GAAP variable compensation ratio(3)	52.5%	38.2%

Numerator: Affiliate key employee distributions	$1.2	$1.9
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$21.0	$45.1
U.S. GAAP Affiliate key employee distributions ratio(3)	5.7%	4.2%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin would be 21.7% for the three months ended March 31, 2023 and 38.5% for the three months ended March 31, 2022.

(2)Excludes consolidated Funds’ expense of $0.7 million for the three months ended March 31, 2023 and $0.0 million for the three months ended March 31, 2022.
(3)Excludes the effect of Funds consolidation for the three months ended March 31, 2023 and 2022.
(4)Excludes consolidated Funds’ revenue of $0.7 million for the three months ended March 31, 2023 and $0.0 million for the three months ended March 31, 2022.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2023	2022
Operating income	$19.8	$43.2
Affiliate key employee distributions	1.2	1.9
Operating income before Affiliate key employee distributions	21.0	45.1
Variable compensation	23.2	27.9
Operating income before variable compensation and Affiliate key employee distributions	$44.2	$73.0

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2023 and 2022
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
($ in millions)		2023	2022
U.S. GAAP net income attributable to controlling interests		$12.0	$23.8
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.6)	(6.8)
ii.	Amortization of acquired intangible assets	—	—
iii.	Capital transaction costs	0.1	5.0
iv.	Seed/Co-investment (gains) losses and financings(1)	(0.8)	0.2
v.	Tax benefit of goodwill and acquired intangibles deductions	0.4	0.3
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	0.4	0.4
vii.	ENI tax normalization	0.1	0.2
Tax effect of above adjustments, as applicable(3)		0.2	0.3
Economic net income		$11.8	$23.4

(1)The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2023 and 2022 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2023	2022
Seed/Co-investment (gains) losses	$(1.1)	$0.1
Financing costs:
Seed/Co-investment average balance	19.1	4.3
Blended interest rate*	6.5%	6.3%
Financing costs	0.3	0.1
Net seed/co-investment (gains) losses and financing	$(0.8)	$0.2

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended March 31, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.4 million. The three months ended March 31, 2022 includes restructuring costs at the Affiliate of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million.
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

    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions)	2023	2022
U.S. GAAP revenue	$91.8	$112.2
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.7)	—
ENI revenue	$91.1	$112.2
The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2023	2022
Management fees(1)	$90.6	$102.2
Performance fees(2)	0.5	10.0
ENI revenue	$91.1	$112.2

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in millions)	2023	2022
U.S. GAAP operating expense	$72.0	$69.0
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	0.6	6.8
Restructuring costs(1)	(0.4)	(0.4)
Funds’ operating expense	(0.7)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(23.2)	(27.9)
Affiliate key employee distributions	(1.2)	(1.9)
ENI operating expense	$47.1	$45.6

(1)The three months ended March 31, 2023 includes $0.4 million of costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2022 includes $0.1 million of restructuring costs at the Affiliate and $0.3 million costs associated with the transfer of an insurance policy from our former parent.
The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2023	2022
Fixed compensation & benefits(1)	$23.4	$21.9
General and administrative expenses(2)	19.9	18.4
Depreciation and amortization	3.8	5.3
ENI operating expense	$47.1	$45.6

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2023 and 2022 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2023	2022
Total U.S. GAAP compensation and benefits expense	$49.1	$46.8
Non-cash key employee equity and profit interest revaluations excluded from ENI	0.6	6.8
Sales-based compensation reclassified to ENI general & administrative expenses	(1.9)	(1.9)
Affiliate key employee distributions	(1.2)	(1.9)
Variable compensation	(23.2)	(27.9)
ENI fixed compensation and benefits	$23.4	$21.9
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2023	2022
U.S. GAAP general and administrative expense	$18.4	$16.9
Sales-based compensation	1.9	1.9
Restructuring costs	(0.4)	(0.4)
ENI general and administrative expense	$19.9	$18.4

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2023 and 2022. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2023	2022
Numerator: ENI operating earnings(1)	$20.8	$38.7
Denominator: ENI revenue	$91.1	$112.2
ENI operating margin(2)	22.8%	34.5%

Numerator: ENI operating expense	$47.1	$45.6
Denominator: ENI management fee revenue(3)	$90.6	$102.2
ENI operating expense ratio(4)	52.0%	44.6%

Numerator: ENI variable compensation	$23.2	$27.9
Denominator: ENI earnings before variable compensation(1)(5)	$44.0	$66.6
ENI variable compensation ratio(6)	52.7%	41.9%

Numerator: Affiliate key employee distributions	$1.2	$1.9
Denominator: ENI operating earnings(1)	$20.8	$38.7
ENI Affiliate key employee distributions ratio(7)	5.8%	4.9%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2023	2022
U.S. GAAP operating income	$19.8	$43.2
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(0.6)	(6.8)
Restructuring costs(a)	0.4	0.4
Affiliate key employee distributions	1.2	1.9
Variable compensation	23.2	27.9
ENI earnings before variable compensation	44.0	66.6
Less: ENI variable compensation	(23.2)	(27.9)
ENI operating earnings	20.8	38.7
Less: ENI Affiliate key employee distributions	(1.2)	(1.9)
ENI earnings after Affiliate key employee distributions	$19.6	$36.8

(a)The three months ended March 31, 2023 includes $0.4 million of costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2022 includes $0.1 million of restructuring costs at our Affiliate and $0.3 million of costs associated with the transfer of an insurance policy from our former parent.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 21.7% for the three months ended March 31, 2023, and 38.5% for the three months ended March 31, 2022.
The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which we have in our Affiliate. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.
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

(6)The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at our Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of our Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at our Affiliate is calculated as variable compensation divided by ENI earnings before variable compensation. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.
(7)The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at our Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. Within our Affiliate, we have a tiered equity structure, where BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2023	2022
Pre-tax economic net income(1)	$16.2	$32.2
Taxes at the U.S. federal and state statutory rates(2)	(4.4)	(8.8)
Economic net income	$11.8	$23.4
Economic net income effective tax rate(3)	27.2%	27.3%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2023	2022
U.S. GAAP interest income	$1.1	$—
U.S. GAAP interest expense	(4.9)	(6.5)
U.S. GAAP net interest expense	(3.8)	(6.5)
Other ENI interest expense exclusions(a)	0.4	1.9
ENI net interest expense	(3.4)	(4.6)
ENI earnings after Affiliate key employee distributions(b)	19.6	36.8
Pre-tax economic net income	$16.2	$32.2

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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees and impairment of goodwill. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Funds’ revenues, expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.

    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions)	2023		2022
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$90.6	$90.6	$102.2	$102.2
Performance fees	0.5	0.5	10.0	10.0
ENI revenue	$91.1	$91.1	$112.2	$112.2
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Quant & Solutions ENI revenue decreased $(21.1) million, or (18.8)%, from $112.2 million for the three months ended March 31, 2022 to $91.1 million for the three months ended March 31, 2023. The decrease was attributable to (11.4)% lower management fees, driven by lower average AUM and lower performance fees that are variable and are contractually triggered based on investment performance results over agreed upon time periods.
    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions)	2023			2022
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$21.6	$1.8	$23.4	$19.8	$2.1	$21.9
General and administrative expense	18.2	1.7	19.9	16.1	2.3	18.4
Depreciation and amortization	3.8	—	3.8	5.2	0.1	5.3
Total ENI operating expenses	$43.6	$3.5	$47.1	$41.1	$4.5	$45.6
Variable compensation	22.5	0.7	23.2	26.3	1.6	27.9
Affiliate key employee distributions	1.2	—	1.2	1.9	—	1.9
Total expenses	$67.3	$4.2	$71.5	$69.3	$6.1	$75.4

Quant & Solutions Segment ENI Expense
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Quant & Solutions ENI operating expense increased $2.5 million, or 6.1%, from $41.1 million for the three months ended March 31, 2022 to $43.6 million for the three months ended March 31, 2023. The increase was driven by 9.1% higher ENI fixed compensation and benefits expense resulting from cost of living increases and the cost of new hires supporting Acadian’s growth initiatives and 13.0% higher ENI general and administrative expense primarily due to higher travel and entertainment, consultant, and systems costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (14.4)% as a result of lower earnings before variable compensation in the current period, partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions decreased (36.8)%, impacted by lower ENI earnings after variable compensation, and the leveraged nature of the distribution share.
Other ENI Expense
Three months ended March 31, 2023 compared to three months ended March 31, 2022: Other ENI operating expense decreased $(1.0) million, or (22.2)%, from $4.5 million for the three months ended March 31, 2022 to $3.5 million for the three months ended March 31, 2023. The decrease was driven by (14.3)% lower fixed compensation and benefit expense due to lower payroll taxes and lower headcount at the corporate head office and (26.1)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (56.3)% due to lower non-cash equity compensation amortization at the corporate head office.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cash provided by (used in)
Operating activities	$(34.3)	$(14.4)
Investing activities	(5.6)	(4.0)
Financing activities	85.5	(144.9)

Comparison for the three months ended March 31, 2023 and 2022
Net cash from operating activities decreased $(19.9) million, from net cash used of $14.4 million for the three months ended March 31, 2022 to net cash used of $34.3 million for the three months ended March 31, 2023, driven by changes in net income offset by changes in operating assets and liabilities in the three months ended March 31, 2022. In the three months ended March 31, 2023, net cash from investing activities decreased $(1.6) million, from $(4.0) million used in the three months ended March 31, 2022 to $(5.6) million used in the three months ended March 31, 2023, driven by higher net purchases of investment securities in the three months ended March 31, 2023. Net cash from financing activities increased $230.4 million, from $(144.9) million used in the three months ended March 31, 2022 to $85.5 million provided in the three months ended March 31, 2023, primarily due to the repayment of third party borrowings and higher share repurchases in the three months ended March 31, 2022.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in millions)	2023	2022
Net income attributable to controlling interests	$12.0	$23.8
Net interest expense to third parties	3.8	6.5
Income tax expense	5.1	9.6
Depreciation and amortization (including intangible assets)	3.8	5.4
EBITDA	$24.7	$45.3
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(0.4)	(5.9)
(Gain) loss on seed and co-investments	(1.1)	0.1
Restructuring expenses(1)	0.4	0.3
Capital transaction costs	—	3.2
Adjusted EBITDA	$23.6	$43.0
ENI net interest expense to third parties	(3.4)	(4.6)
Depreciation and amortization(2)	(4.0)	(6.2)
Tax on economic net income	(4.4)	(8.8)
Economic net income	$11.8	$23.4

(1)The three months ended March 31, 2023 includes $0.4 million of costs associated with the transfer of an insurance policy from our former parent. The three months ended March 31, 2022 includes $0.1 million of restructuring costs at our Affiliate and costs associated with the transfer of an insurance policy from our former parent of $0.3 million.
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
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	March 31, 2023	December 31, 2022	Interest rate	Maturity
Revolving credit facility:
$125 million revolving credit facility	$87.0	$—	Variable rate	March 7, 2025
Total revolving credit facility	$87.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.6	$273.5	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	—	5.125%	August 1, 2031
Total third party borrowings	$273.6	$273.5

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $3.2 million of loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.
Revolving Credit Facility
On March 7, 2022, we, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (“Acadian Credit Agreement”), which replaced our revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of the Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.
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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At March 31, 2023, Acadian’s Leverage Ratio was 0.6x and Acadian’s Interest Coverage Ratio was 74.5x.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	March 31, 2023	December 31, 2022
($ in millions)
Share-based payments liability	$19.0	$19.4
Affiliate profit interests liability	—	—
Employee equity	19.0	19.4
Voluntary deferral plan liability	41.1	39.9
Total	$60.1	$59.3

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
Certain of our and our Affiliate’s key employees are eligible to participate in our voluntary deferral plan, or VDP, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. There is a voluntary deferral plan investment balance included in investments on the Condensed Consolidated Balance Sheets that corresponds to this deferral liability.
Additionally, we have recorded accrued incentive compensation of $24.0 million and $92.5 million on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $17.6 million, $10.7 million and $0.1 million is expected to be recognized in the years ending December 31, 2023, 2024 and 2025, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2022. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which may include, from time to time, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business, our expected future net cash flows, our anticipated expense levels, capital management, financial condition, results of operations and cash flows, and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2023, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2023 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2023. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2023.
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
The value of our assets under management was $97.5 billion as of March 31, 2023. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $37.1 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $12.7 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $4.0 million impact to our gross performance fees based on our trailing twelve month performance fees of $39.9 million from Quant & Solutions segment as of March 31, 2023. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $18.7 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $95.0 billion of equity assets under management to increase or decrease by $9.5 billion, resulting in a change in annualized management fee revenue of $36.2 million and an annual change in post-tax economic net income of approximately $17.3 million, given our current cost structure, operating model, and weighted average fee rate of 38 basis points at the mix of strategies as of March 31, 2023. Approximately $12.4 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1.0 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $77.3 billion of foreign currency denominated AUM to increase or decrease by $7.7 billion, resulting in a change in annualized management fee revenue of $31.2 million and an annual change in post-tax economic net income of $14.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of March 31, 2023. Approximately $10.7 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. Borrowings under the credit facility were $87.0 million as of March 31, 2023. We currently do not hedge against interest rate risk. As of March 31, 2023, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the three months ended March 31, 2023.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5.         Other Events.
On May 4, 2023, BSUS entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Christina Wiater, the Company’s SVP, Principal Financial and Accounting Officer, which amends and restates the Employment Agreement, dated May 4, 2022, between BSUS and Ms. Wiater (the “Prior Agreement”). Under the terms of the Amended Employment Agreement, Ms. Wiater will continue to receive an annual base salary of $425,000 and will be eligible to receive (i) a target annual bonus of $700,000, subject to individual and Company performance. Under the terms of the Amended Employment Agreement, if Ms. Wiater’s employment is terminated by the Company without cause or by Ms. Wiater for good reason (each as defined in the Amended Employment Agreement), Ms. Wiater would be entitled to (i) the greater of (a) 12 months’ base salary plus her most recently paid annual bonus or (b) $1,125,000, (ii) payment of COBRA premiums for 12 months, (iii) a cash bonus for the year in which the termination occurs equal to the greater of (a) her most recently paid annual bonus and (b) $700,000, in each case pro-rated to reflect the number of days worked during the year, and (iv) accelerated vesting of all of her outstanding restricted stock and restricted stock unit awards. The material terms of the Amended Employment Agreement are otherwise consistent with the Prior Agreement. The foregoing is not a complete description of the Amended Employment Agreement and is qualified in its entirety by reference to the full text and terms of the Amended Employment Agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and incorporated herein by reference.

Item 6.         Exhibits.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of BrightSphere Investment Group Inc., adopted as of July 12, 2019, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed on July 15, 2019.

3.2
Amended and Restated Bylaws of BrightSphere Investment Group Inc., adopted as of February 27, 2023, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on February 28, 2023.

10.1*	Amended and Restated Employment Agreement, dated May 4, 2023, by and between BrightSphere Inc. and Christina Wiater

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	May 8, 2023

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)