Form 10-Q
period 2023-06-30
BrightSphere Investment Group Inc.
filed 2023-08-08
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of August 4, 2023 was 41,508,144.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$140.8	$108.4
Investment advisory fees receivable	89.8	122.5
Income taxes receivable	6.2	2.0
Fixed assets, net	47.4	47.7
Right of use assets	60.3	59.9
Investments	47.4	48.4
Goodwill	20.3	20.3
Other assets	27.2	27.7
Deferred tax assets	67.2	64.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	12.1	12.8
Investments	9.3	1.9
Other assets	30.3	2.4
Total assets	$558.3	$518.7
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$27.0	$31.0
Accrued incentive compensation	45.0	92.5
Other compensation liabilities	62.2	59.3
Accrued income taxes	1.2	4.6
Operating lease liabilities	75.8	75.8
Other liabilities	0.8	1.1
Revolving credit facility	38.0	—
Third party borrowings	273.7	273.5
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	24.9	0.3
Derivative liabilities at fair value	2.4	2.2
Securities sold, not yet purchased, at fair value	1.3	—
Total liabilities	552.3	540.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	2.3	—
Equity:
Common stock (par value $0.001; 41,508,144 and 41,435,087 shares, respectively, issued)	—	—
Additional paid-in capital	1.5	1.5
Retained earnings (deficit)	10.1	(12.5)
Accumulated other comprehensive loss	(7.9)	(10.6)
Total equity (deficit) and redeemable non-controlling interests in consolidated Funds	6.0	(21.6)
Total liabilities and equity	$558.3	$518.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Management fees	$92.8	$93.5	$183.4	$195.7
Performance fees	2.2	2.0	2.7	12.0
Consolidated Funds’ revenue	1.3	—	2.0	—
Total revenue	96.3	95.5	188.1	207.7
Operating expenses:
Compensation and benefits	48.5	27.0	97.6	73.8
General and administrative expense	21.8	16.5	40.2	33.4
Depreciation and amortization	4.4	5.3	8.2	10.6
Consolidated Funds’ expense	1.2	—	1.9	—
Total operating expenses	75.9	48.8	147.9	117.8
Operating income	20.4	46.7	40.2	89.9
Non-operating income and (expense):
Investment income (loss)	0.2	(0.7)	0.5	(0.8)
Interest income	1.5	0.1	2.6	0.1
Interest expense	(5.4)	(4.8)	(10.3)	(11.3)
Loss on extinguishment of debt	—	—	—	(3.2)
Net consolidated Funds’ investment gains	0.3	—	1.1	—
Total non-operating loss	(3.4)	(5.4)	(6.1)	(15.2)
Income before income taxes	17.0	41.3	34.1	74.7
Income tax expense	5.5	12.7	10.6	22.3
Net income	11.5	28.6	23.5	52.4
Net income attributable to non-controlling interests in consolidated Funds	0.1	—	0.1	—
Net income attributable to controlling interests	$11.4	$28.6	$23.4	$52.4

Earnings per share (basic) attributable to controlling interests	$0.27	$0.69	$0.56	$1.23
Earnings per share (diluted) attributable to controlling interests	0.27	0.67	0.55	1.19
Weighted average common stock outstanding	41.5	41.4	41.5	42.7
Weighted average diluted common stock outstanding	42.6	42.5	42.7	43.9
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$11.5	$28.6	$23.5	$52.4
Other comprehensive income (loss):
Amortization related to derivative securities, net of tax	0.6	0.6	1.2	2.2
Foreign currency translation adjustment	0.8	(2.4)	1.5	(3.1)
Total other comprehensive income (loss)	1.4	(1.8)	2.7	(0.9)
Comprehensive income attributable to non-controlling interests in consolidated Funds	0.1	—	0.1	—
Total comprehensive income attributable to controlling interests	$12.8	$26.8	$26.1	$51.5

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2023 and 2022
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
March 31, 2022	41.4	$—	$—	$(88.0)	$(9.9)	$(97.9)	$—	$(97.9)
Equity-based compensation	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	28.6	—	28.6	—	28.6
June 30, 2022	41.4	$—	$0.5	$(59.8)	$(11.7)	$(71.0)	$—	$(71.0)

March 31, 2023	41.5	$—	$1.4	$(0.8)	$(9.3)	$(8.7)	$0.4	$(8.3)
Capital contributions	—	—	—	—	—	—	1.8	1.8
Equity-based compensation	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	0.8	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Withholding tax related to stock option exercise	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Dividends ($0.01 per share)	—	—		(0.5)	—	(0.5)	—	(0.5)
Net income	—	—	—	11.4	—	11.4	0.1	11.5
June 30, 2023	41.5	$—	$1.5	$10.1	$(7.9)	$3.7	2.3	$6.0
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2023 and 2022
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	(103.2)
Equity-based compensation	—	—	1.4	—	—	1.4	—	1.4
Foreign currency translation adjustment	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Amortization related to derivatives securities, net of tax	—	—	—	—	2.2	2.2	—	2.2
Withholding tax related to stock option exercise			(0.9)	(1.4)	—	(2.3)		(2.3)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	52.4	—	52.4	—	52.4
June 30, 2022	41.4	$—	$0.5	$(59.8)	$(11.7)	$(71.0)	$—	$(71.0)

December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$(21.6)
Issuance of common stock	0.1	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	2.2	2.2
Equity-based compensation	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustment	—	—	—	—	1.5	1.5	—	1.5
Amortization related to derivative securities, net of tax	—	—	—	—	1.2	1.2	—	1.2
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	23.4	—	23.4	0.1	23.5
June 30, 2023	41.5	$—	$1.5	$10.1	$(7.9)	$3.7	$2.3	$6.0
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	23.5	52.4
Less: Net (income) loss attributable to redeemable non-controlling interests in consolidated Funds	(0.1)	—

Adjustments to reconcile net income to net cash flows from operating activities:
Loss on extinguishment of debt	—	3.2
Depreciation and other amortization	8.2	10.6
Amortization of debt-related costs	2.0	3.6
Amortization and revaluation of non-cash compensation awards	2.0	(20.5)
Deferred income taxes	(3.0)	7.0
(Gains) losses on other investments	(2.3)	3.6
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	32.7	68.2
(Increase) decrease in other receivables, prepayments, deposits and other assets	2.1	(1.7)
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(46.3)	(77.3)
Decrease in accounts payable, accrued expenses and accrued income taxes	(11.5)	(19.2)
Net cash flows from operating activities, excluding consolidated Funds	7.3	29.9
Net income attributable to redeemable non-controlling interests in consolidated Funds	0.1	—
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
Purchase of investments	(2.2)	—
Sale of investments	2.4	—
(Increase) decrease in receivables and other assets	(27.8)	—
Increase in accounts payable and other liabilities	24.6	—
Net cash flows from operating activities of consolidated Funds	(2.9)	—
Net cash flows from operating activities	4.4	29.9

Cash flows from investing activities:
Additions of fixed assets	(7.9)	(8.2)
Purchase of investment securities	(8.2)	(5.1)
Sale of investment securities	5.4	6.9
Net cash flows from investing activities	(10.7)	(6.4)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	100.0	175.0
Repayment of third party borrowings and revolving credit facility	(62.0)	(250.0)
Payment for debt issuance costs	—	(0.9)
Payment to OM plc for co-investment redemptions	(0.4)	(1.1)
Dividends paid to stockholders	(0.8)	(0.6)
Dividends paid to related parties	(0.4)	(0.3)
Repurchases of common stock	—	(103.2)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.7)	(2.3)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	2.2	—
Net cash flows from financing activities	37.9	(183.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	—
Net increase (decrease) in cash and cash equivalents	31.7	(159.9)
Cash and cash equivalents at beginning of period	$121.2	$252.1
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$152.9	$92.2

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$8.2	$8.7
Income taxes paid	20.9	27.7

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
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, multi-asset, equity alternatives, and long/short strategies.
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of June 30, 2023, Paulson & Co. Inc. (“Paulson”) held approximately 21.6% of the common stock of the Company.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2023	December 31, 2022
Investments of consolidated Funds held at fair value	$9.3	$1.9
Other investments	4.4	8.4
Investments related to long-term incentive compensation plans	43.0	40.0
Total investments per Condensed Consolidated Balance Sheets	$56.7	$50.3

4) Fair Value Measurements
The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2023
Assets of BSIG and consolidated Funds(1)
Common stock	$6.5	$—	$—	$—	$6.5
Derivatives	0.4	2.4	—	—	2.8
Consolidated Funds total	6.9	2.4	—	—	9.3
Investments in separate accounts(2)	0.1	—	—	—	0.1
Investments related to long-term incentive compensation plans(3)	43.0	—	—	—	43.0
Investments in unconsolidated Funds(4)	—	—	—	4.3	4.3
BSIG total	43.1	—	—	4.3	47.4
Total fair value assets	$50.0	$2.4	$—	$4.3	$56.7

Liabilities of consolidated Funds(1)
Derivatives	$(0.2)	$(2.2)	$—	$—	$(2.4)
Common Stock	(1.3)	—	—	—	(1.3)
Consolidated Funds total	(1.5)	(2.2)	—	—	(3.7)
Total fair value liabilities	$(1.5)	$(2.2)	$—	$—	$(3.7)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2022
Assets of BSIG and consolidated Funds(1)
Derivatives	$0.3	$1.6	$—	$—	$1.9
Consolidated Funds total	$0.3	$1.6	$—	$—	$1.9
Investments in separate accounts(2)	4.2	—	—	—	4.2
Investments related to long-term incentive compensation plans(3)	40.0	—	—	—	40.0
Investments in unconsolidated Funds(4)	—	—	—	4.2	4.2
BSIG total	$44.2	$—	$—	$4.2	$48.4
Total fair value assets	$44.5	$1.6	$—	$4.2	$50.3

Liabilities of consolidated Funds(1)
Derivatives	$(0.2)	$(2.0)	$—	$—	$(2.2)
Consolidated Funds total	(0.2)	(2.0)	—	—	(2.2)
Total fair value liabilities	$(0.2)	$(2.0)	$—	$—	$(2.2)

(1)Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliate.
Equity securities and derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. The securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.
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
(2)Investments in separate accounts of $0.1 million at June 30, 2023 consisted of 100% cash equivalents. Investments in separate accounts of $4.2 million at December 31, 2022 consist of approximately 100% of equity securities and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $43.0 million and $40.0 million at June 30, 2023 and December 31, 2022, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $4.3 million and $4.2 million at June 30, 2023 and December 31, 2022, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $4.2 million and $4.1 million at June 30, 2023 and December 31, 2022, respectively, are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to two years from June 30, 2023. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and six months ended June 30, 2023 and 2022, respectively.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2023	December 31, 2022
Assets
Investments at fair value	$9.3	$1.9
Other assets of consolidated Funds	42.4	$15.2
Total Assets	$51.7	$17.1
Liabilities
Liabilities of consolidated Funds	$28.6	$2.5
Total Liabilities	$28.6	$2.5
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2023	December 31, 2022
Unconsolidated VIE assets	$745.2	$728.1
Unconsolidated VIE liabilities	$313.1	$303.6
Equity interests on the Condensed Consolidated Balance Sheets	$4.2	$4.1
Maximum risk of loss(1)	$4.2	$4.1

(1)Includes equity investments the Company has made or is required to make.

6) Borrowings and Debt
The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	June 30, 2023			December 31, 2022
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$38.0	$38.0	2	$—	$—
Total revolving credit facility	$38.0	$38.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$273.7	$257.3	2	$273.5	$249.7	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		—	—
Total third party borrowings	$273.7	$257.3		$273.5	$249.7

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt (cont.)

Revolving Credit Facility
On March 7, 2022, Acadian, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian Credit Agreement”), which replaced the Company’s revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of this Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.
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
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2.1	$2.5	$4.2	$5.0
Variable lease cost	0.1	0.1	0.1	0.1
Sublease income	—	$(0.2)	—	(0.3)
Total operating lease expense	$2.2	$2.4	$4.3	$4.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2	$2.2	$4.5	$4.4
Right of use assets obtained in exchange for new operating lease liabilities	0.1	1.8	2.9	1.8

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases (cont.)
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2023 and 2022, the weighted average remaining lease term was 10.0 and 10.9 years, respectively, and the weighted average discount rate was 3.55% and 3.39%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2023 (excluding the six months ended June 30, 2023)	$4.7
2024	9.3
2025	8.9
2026	8.8
2027	8.4
Thereafter	49.6
Total lease payments	$89.7
Less imputed interest	(13.9)
Total	$75.8
8) Commitments and Contingencies
Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of June 30, 2023, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2023, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2023.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Earnings Per Share (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to controlling interests	$11.4	$28.6	$23.4	$52.4
Denominator:
Weighted-average shares of common stock outstanding—basic	41,484,303	41,425,555	41,464,362	42,690,683
Potential shares of common stock:
Restricted stock units	1,695	6,935	4,617	8,523
Employee stock options	1,159,421	1,085,635	1,209,130	1,216,600
Weighted-average shares of common stock outstanding—diluted	42,645,419	42,518,125	42,678,109	43,915,806

Earnings per share of common stock attributable to controlling interests:
Basic	$0.27	$0.69	$0.56	$1.23
Diluted	$0.27	$0.67	$0.55	$1.19

10) Revenue
Management fees
The Company’s management fees are a function of the fee rates the Affiliate charges to its clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The most significant driver of increases or decreases in this average fee rate is changes in the mix of the Company’s assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three and six months ended June 30 (in millions) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Quant & Solutions
U.S.	$69.3	$71.2	$137.3	$148.2
Non-U.S.	23.5	22.3	46.1	47.5
Management fee revenue	$92.8	$93.5	$183.4	$195.7

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2023 and 2022 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2023	$2.4	$(11.7)	$(9.3)
Foreign currency translation adjustment	0.8	—	0.8
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income	0.8	0.6	1.4
Balance, as of June 30, 2023	$3.2	$(11.1)	$(7.9)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2022	$4.1	$(14.0)	$(9.9)
Foreign currency translation adjustment	(2.4)	—	(2.4)
Amortization related to derivatives securities, before tax	—	0.8	0.8
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(2.4)	0.6	(1.8)
Balance, as of June 30, 2022	$1.7	$(13.4)	$(11.7)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2023 and 2022 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)
Foreign currency translation adjustment	1.5	—	1.5
Amortization related to derivatives securities, before tax	—	1.7	1.7
Tax impact	—	(0.5)	(0.5)
Other comprehensive income	1.5	1.2	2.7
Balance, as of June 30, 2023	$3.2	$(11.1)	$(7.9)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment	(3.1)	—	(3.1)
Amortization related to derivatives securities, before tax(1)	—	3.0	3.0
Tax impact	—	(0.8)	(0.8)
Other comprehensive income (loss)	(3.1)	2.2	(0.9)
Balance, as of June 30, 2022	$1.7	$(13.4)	$(11.7)

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $1.3 million of amortization expense included in Amortization related to derivatives securities, before tax for the six months ended June 30, 2022.

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging (cont.)

As of June 30, 2023, the balance recorded in accumulated other comprehensive income (loss) was $(11.1) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $0.8 million for each of the three months ended June 30, 2023 and 2022. Amounts of $1.7 million and $3.0 million have been reclassified for the six months ended June 30, 2023 and 2022, respectively. During the next twelve months the Company expects to reclassify approximately $3.6 million to interest expense.
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

13) Segments
The Company has the following reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of the Company’s interest in Acadian.

The corporate head office is included within the Other category. The corporate head office expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment.
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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to the Company’s Affiliate by consolidated Funds and the Company’s share of earnings from equity-accounted Affiliate.
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
The following table presents the financial data for the Company’s segment for the three months ended June 30, 2023 (in millions):

	Three Months Ended June 30, 2023
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$95.0	$—	$1.3		$96.3

ENI operating expenses	47.3	3.9	0.8	(a)	52.0
Earnings before variable compensation	47.7	(3.9)	0.5		44.3
Variable compensation	22.0	0.7	—		22.7
ENI operating earnings (after variable comp)	25.7	(4.6)	0.5		21.6
Affiliate key employee distributions	1.2	—	—		1.2
Earnings after Affiliate key employee distributions	24.5	(4.6)	0.5		20.4
Net interest expense	—	(3.5)	(0.4)	(b)	(3.9)
Net investment income	—	—	0.5	(c)	0.5
Net income attributable to non-controlling interests in consolidated Funds	—	—	(0.1)	(c)	(0.1)
Income tax expense	—	(4.4)	(1.1)	(d)	(5.5)
Economic net income	$24.5	$(12.5)	$(0.6)		$11.4

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segments (cont.)
The following table presents the financial data for the Company’s segments for the three months ended June 30, 2022 (in millions):

	Three Months Ended June 30, 2022
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$95.5	$—	$—		$95.5

ENI operating expenses	39.7	4.4	(18.5)	(a)	25.6
Earnings before variable compensation	55.8	(4.4)	18.5		69.9
Variable compensation	21.7	1.0	—		22.7
ENI operating earnings (after variable comp)	34.1	(5.4)	18.5		47.2
Affiliate key employee distributions	0.5	—	—		0.5
Earnings after Affiliate key employee distributions	33.6	(5.4)	18.5		46.7
Net interest expense	—	(4.6)	(0.1)	(b)	(4.7)
Net investment loss	—	—	(0.7)	(c)	(0.7)
Income tax expense	—	(6.3)	(6.4)	(d)	(12.7)
Economic net income	$33.6	$(16.3)	$11.3		$28.6
The following table presents the financial data for the Company’s segment for the six months ended June 30, 2023 (in millions):

	Six Months Ended June 30, 2023
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$186.1	$—	$2.0		$188.1

ENI operating expenses	90.9	7.4	1.3	(a)	99.6
Earnings before variable compensation	95.2	(7.4)	0.7		88.5
Variable compensation	44.5	1.4	—		45.9
ENI operating earnings (after variable comp)	50.7	(8.8)	0.7		42.6
Affiliate key employee distributions	2.4	—	—		2.4
Earnings after Affiliate key employee distributions	48.3	(8.8)	0.7		40.2
Net interest expense	—	(6.9)	(0.8)	(b)	(7.7)
Net investment income	—	—	1.6	(c)	1.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	(0.1)	(c)	(0.1)
Income tax expense	—	(8.8)	(1.8)	(d)	(10.6)
Economic net income	$48.3	$(24.5)	$(0.4)		$23.4

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
Reconciling Adjustments:
a.Adjusted to include non-cash expenses for key employee equity and profit interest revaluations and restructuring costs, each of which are included in U.S. GAAP operating expenses.
b.Adjusted to include the cost of seed financing and amortization of debt issuance costs, which is included in U.S. GAAP interest expense.
c.Adjusted to include net investment income (loss), the loss on extinguishment of debt, net income attributable to non-controlling interests in consolidated Funds, all of which are included in U.S. GAAP net income attributable to controlling interests.
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
•U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2023 and 2022, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2023 and 2022, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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
The corporate head office is included within the Other category. The corporate head office expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
Under U.S. GAAP, Acadian is consolidated into our financial statements. We may also be required to consolidate Acadian’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended June 30, 2023 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $13 billion, or 13%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2023 and 2022:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
U.S. GAAP Basis
Revenue	$96.3	$95.5	$0.8	$188.1	$207.7	$(19.6)
Pre-tax income attributable to controlling interests	16.9	41.3	(24.4)	34.0	74.7	(40.7)
Net income attributable to controlling interests	11.4	28.6	(17.2)	23.4	52.4	(29.0)
U.S. GAAP operating margin(1)	21.2%	48.9%	(2772) bps	21.4%	43.3%	(2191) bps
Earnings per share, basic ($)	$0.27	$0.69	$(0.42)	$0.56	$1.23	$(0.67)
Earnings per share, diluted ($)	$0.27	$0.67	$(0.40)	$0.55	$1.19	$(0.64)
Basic shares outstanding (in millions)	41.5	41.4	0.1	41.5	42.7	(1.2)
Diluted shares outstanding (in millions)	42.6	42.5	0.1	42.7	43.9	(1.2)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$95.0	$95.5	$(0.5)	$186.1	$207.7	$(21.6)
Pre-tax economic net income(5)	16.4	23.6	(7.2)	32.6	55.8	(23.2)
Adjusted EBITDA	24.7	34.0	(9.3)	48.3	77.0	(28.7)
ENI operating margin(6)	22.2%	30.1%	(784) bps	22.5%	32.5%	(994) bps
Economic net income(7)	12.0	17.3	(5.3)	23.8	40.7	(16.9)
ENI diluted EPS ($)	$0.28	$0.41	$(0.13)	$0.56	$0.93	$(0.37)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$99.9	$90.5	$9.4	$99.9	$90.5	$9.4
Net client cash flows (in billions)	0.1	(2.8)	2.9	0.2	(5.0)	5.2
Annualized revenue impact of net flows(8)	0.9	(7.4)	8.3	1.9	(8.5)	10.4

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes costs associated with the transfer of an insurance policy from our former parent of $0.2 million for the three months ended June 30, 2023. Excludes restructuring costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended June 30, 2022. Excludes costs associated with the transfer of an insurance policy from our former Parent of $0.6 million for the six months ended June 30, 2023. Excludes restructuring costs at Acadian of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $0.6 million for the six months ended June 30, 2022.
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
Assets Under Management
The following table presents our assets under management as of each of the dates indicated:

($ in billions)	June 30, 2023	December 31, 2022
Acadian Asset Management	$99.9	$93.6
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2023	December 31, 2022
Developed Markets	$77.8	$73.2
Emerging Markets	22.1	20.4
Total assets under management	$99.9	$93.6

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2023		December 31, 2022
	AUM	% of total	AUM	% of total
Public/Government	$42.3	42.3%	$39.3	42.0%
Commingled Trust/UCITS	23.8	23.8%	21.7	23.2%
Corporate/Union	12.7	12.7%	13.1	14.0%
Sub-advisory	12.4	12.4%	11.8	12.6%
Endowment/Foundation	3.3	3.3%	3.1	3.3%
Mutual Fund	0.6	0.6%	0.6	0.6%
Other	4.8	4.9%	4.0	4.3%
Total assets under management	$99.9		$93.6

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2023		December 31, 2022
	AUM	% of total	AUM	% of total
U.S.	$66.9	67.0%	$62.7	67.0%
Europe	17.4	17.4%	16.3	17.4%
Asia	4.1	4.1%	3.2	3.4%
Australia	5.8	5.8%	5.6	6.0%
Other	5.7	5.7%	5.8	6.2%
Total assets under management	$99.9		$93.6

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2023	2022	2023	2022
Quant & Solutions
Beginning balance	$97.5	$110.2	$93.6	$117.2
Gross inflows	2.0	2.5	4.2	6.0
Gross outflows	(2.8)	(6.3)	(5.8)	(12.9)
Reinvested income and distributions	0.9	1.0	1.8	1.9
Net flows	0.1	(2.8)	0.2	(5.0)
Market appreciation (depreciation)	2.3	(16.9)	6.1	(21.7)
Ending balance	$99.9	$90.5	$99.9	$90.5
Average AUM	$97.9	$100.8	$97.1	$105.5

Annualized basis points: inflows	45.9	51.2	43.5	50.7
Annualized basis points: outflows	42.5	37.8	40.7	35.5
Annualized revenue impact of net flows ($ in millions)	$0.9	$(7.4)	$1.9	$(8.5)
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sub-advisory
Beginning balance	$11.9	$13.7	$11.8	$14.1
Gross inflows	0.5	0.3	0.9	0.8
Gross outflows	(0.3)	(0.5)	(1.0)	(0.9)
Reinvested income and distributions	0.1	0.1	0.2	0.2
Net flows	0.3	(0.1)	0.1	0.1
Market appreciation (depreciation)	0.2	(1.8)	0.5	(2.4)
Ending balance	$12.4	$11.8	$12.4	$11.8

Institutional
Beginning balance	$80.8	$91.3	$77.2	$97.8
Gross inflows	1.1	1.8	2.8	4.4
Gross outflows	(2.3)	(5.4)	(4.5)	(11.3)
Reinvested income and distributions	0.7	0.8	1.4	1.6
Net flows	(0.5)	(2.8)	(0.3)	(5.3)
Market appreciation (depreciation)	1.8	(14.2)	5.2	(18.2)
Ending balance	$82.1	$74.3	$82.1	$74.3

Retail/Other
Beginning balance	$4.8	$5.2	$4.6	$5.3
Gross inflows	0.4	0.4	0.5	0.8
Gross outflows	(0.2)	(0.4)	(0.3)	(0.7)
Reinvested income and distributions	0.1	0.1	0.2	0.1
Net flows	0.3	0.1	0.4	0.2
Market appreciation (depreciation)	0.3	(0.9)	0.4	(1.1)
Ending balance	$5.4	$4.4	$5.4	$4.4

Total
Beginning balance	$97.5	$110.2	$93.6	$117.2
Gross inflows	2.0	2.5	4.2	6.0
Gross outflows	(2.8)	(6.3)	(5.8)	(12.9)
Reinvested income and distributions	0.9	1.0	1.8	1.9
Net flows	0.1	(2.8)	0.2	(5.0)
Market appreciation (depreciation)	2.3	(16.9)	6.1	(21.7)
Ending balance	99.9	90.5	99.9	90.5

Our categorization by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.
Beginning balance	$65.0	$74.9	$62.7	$77.1
Gross inflows	1.3	0.9	2.5	3.3
Gross outflows	(1.4)	(3.8)	(3.5)	(6.1)
Reinvested income and distributions	0.6	0.7	1.2	1.3
Net flows	0.5	(2.2)	0.2	(1.5)
Market appreciation (depreciation)	1.4	(11.8)	4.0	(14.7)
Ending balance	$66.9	$60.9	$66.9	$60.9

Non-U.S.
Beginning balance	$32.5	$35.3	$30.9	$40.1
Gross inflows	0.7	1.6	1.7	2.7
Gross outflows	(1.4)	(2.5)	(2.3)	(6.8)
Reinvested income and distributions	0.3	0.3	0.6	0.6
Net flows	(0.4)	(0.6)	—	(3.5)
Market appreciation (depreciation)	0.9	(5.1)	2.1	(7.0)
Ending balance	$33.0	$29.6	$33.0	$29.6

Total
Beginning balance	$97.5	$110.2	$93.6	$117.2
Gross inflows	2.0	2.5	4.2	6.0
Gross outflows	(2.8)	(6.3)	(5.8)	(12.9)
Reinvested income and distributions	0.9	1.0	1.8	1.9
Net flows	0.1	(2.8)	0.2	(5.0)
Market appreciation (depreciation)	2.3	(16.9)	6.1	(21.7)
Ending balance	$99.9	$90.5	$99.9	$90.5
At June 30, 2023, our total assets under management were $99.9 billion, an increase of $2.4 billion, or 2.5%, compared to $97.5 billion at March 31, 2023 and an increase of $9.4 billion, or 10.4%, compared to $90.5 billion at June 30, 2022. The increase in assets under management compared to June 30, 2022 is a result of equity market appreciation in 2023. The change in assets under management during the three months ended June 30, 2023 reflects net market appreciation of $2.3 billion, and net inflows of $0.1 billion. The change in assets under management during the six months ended June 30, 2023 reflects net market appreciation of $6.1 billion and net inflows of $0.2 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended June 30, 2023, our net flows were $0.1 billion compared to $(2.8) billion for the three months ended June 30, 2022. The change in net flows during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to reduced sizable outflows in the three months ended June 30, 2023. Reinvested income and distributions of $0.9 billion and $1.0 billion are reflected in the net flows for the three months ended June 30, 2023 and June 30, 2022, respectively. For the three months ended June 30, 2023, the annualized revenue impact of the net flows was $0.9 million compared to $(7.4) million for the three months ended June 30, 2022. Gross inflows of $2.0 billion in the three months ended June 30, 2023 yielded approximately 46 bps compared to $2.5 billion yielding approximately 51 bps in the year-ago period. Gross outflows of $(2.8) billion yielded approximately 43 bps in the three months ended June 30, 2023 compared to $(6.3) billion yielding approximately 38 bps in the year-ago period.
For the six months ended June 30, 2023, our net flows were $0.2 billion compared to $(5.0) billion for the six months ended June 30, 2022. The change in net flows during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by reduced sizable outflows in the six months ended June 30, 2023. Reinvested income and distributions of $1.8 billion and $1.9 billion are reflected in the net flows for the six months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023, the annualized revenue impact of the net flows was $1.9 million compared to $(8.5) million for the six months ended June 30, 2022. Gross inflows of $4.2 billion in the six months ended June 30, 2023 yielded approximately 44 bps compared to $6.0 billion yielding approximately 51 bps in the year-ago period. Gross outflows of $(5.8) billion yielded approximately 41 bps in the six months ended June 30, 2023 compared to $(12.9) billion yielding approximately 36 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$92.8	$93.5	$(0.7)	$183.4	$195.7	$(12.3)
Performance fees	2.2	2.0	0.2	2.7	12.0	(9.3)
Consolidated Funds’ revenue	1.3	—	1.3	2.0	—	2.0
Total revenue	96.3	95.5	0.8	188.1	207.7	(19.6)
Compensation and benefits	48.5	27.0	21.5	97.6	73.8	23.8
General and administrative expense	21.8	16.5	5.3	40.2	33.4	6.8
Depreciation and amortization	4.4	5.3	(0.9)	8.2	10.6	(2.4)
Consolidated Funds’ expense	1.2	—	1.2	1.9	—	1.9
Total operating expenses	75.9	48.8	27.1	147.9	117.8	30.1
Operating income	20.4	46.7	(26.3)	40.2	89.9	(49.7)
Investment income (loss)	0.2	(0.7)	0.9	0.5	(0.8)	1.3
Interest income	1.5	0.1	1.4	2.6	0.1	2.5
Interest expense	(5.4)	(4.8)	(0.6)	(10.3)	(11.3)	1.0
Loss on extinguishment of debt	—	—	—	—	(3.2)	3.2
Net consolidated Funds’ investment gains	0.3	—	0.3	1.1	—	1.1
Income before income taxes	17.0	41.3	(24.3)	34.1	74.7	(40.6)
Income tax expense	5.5	12.7	(7.2)	10.6	22.3	(11.7)
Net income	11.5	28.6	(17.1)	23.5	52.4	(28.9)
Net income attributable to non-controlling interests in consolidated Funds	0.1	—	0.1	0.1	—	0.1
Net income attributable to controlling interests	$11.4	$28.6	$(17.2)	$23.4	$52.4	$(29.0)

Basic earnings per share ($)	$0.27	$0.69	$(0.42)	$0.56	$1.23	$(0.67)
Diluted earnings per share ($)	0.27	0.67	(0.40)	0.55	1.19	(0.64)
Weighted average shares of common stock outstanding—basic	41.5	41.4	0.1	41.5	42.7	(1.2)
Weighted average shares of common stock outstanding—diluted	42.6	42.5	0.1	42.7	43.9	(1.2)

U.S. GAAP operating margin(1)	21.2%	48.9%		21.4%	43.3%

(1) The U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2023	2022	2023	2022
Net income attributable to controlling interests	$11.4	$28.6	$23.4	$52.4
Add: Income tax expense	5.5	12.7	10.6	22.3
Pre-tax income attributable to controlling interests	$16.9	$41.3	$34.0	$74.7
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
Average basis points earned on average assets under management were 38.1 bps and 38.1 bps for the three and six months ended June 30, 2023, respectively, and 37.2 bps and 37.1 bps for the three and six months ended June 30, 2022, respectively. The overall weighted average fee rate increase for the three and six months ended June 30, 2023 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Management fees decreased $(0.7) million, or (0.7)%, from $93.5 million for the three months ended June 30, 2022 to $92.8 million for the three months ended June 30, 2023. The decrease was due to lower levels of average assets under management. Average assets under management decreased (2.9)%, from $100.8 billion for the three months ended June 30, 2022 to $97.9 billion for the three months ended June 30, 2023, mainly due to the equity market decline in 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Management fees decreased $(12.3) million, or (6.3)%, from $195.7 million for the six months ended June 30, 2022 to $183.4 million for the six months ended June 30, 2023. The decrease was due to lower levels of average assets under management. Average assets under management decreased (8.0)%, from $105.5 billion for the six months ended June 30, 2022 to $97.1 billion for the six months ended June 30, 2023, mainly due to the equity market decline in 2022.
Performance Fees
Approximately $13.2 billion, or 13% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Performance fees increased $0.2 million, from $2.0 million for the three months ended June 30, 2022 to $2.2 million for the three months ended June 30, 2023. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.

Six months ended June 30, 2023 compared to six months ended June 30, 2022: Performance fees decreased $(9.3) million, from $12.0 million for the six months ended June 30, 2022 to $2.7 million for the six months ended June 30, 2023, primarily due to the decline in performance fee eligible assets in the first quarter of 2023. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliate’s employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Fixed compensation and benefits(1)	$23.7	$20.5	$47.1	$42.4
Sales-based compensation(2)	1.6	2.1	3.5	4.0
Variable compensation(3)	22.7	22.7	45.9	50.6
Affiliate key employee distributions(4)	1.2	0.5	2.4	2.4
Non-cash Affiliate key employee equity revaluations(5)	(0.7)	(18.8)	(1.3)	(25.6)
Total U.S. GAAP compensation and benefits expense	$48.5	$27.0	$97.6	$73.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cash variable compensation	$21.4	$20.3	$43.0	$45.6
Non-cash equity-based award amortization	1.3	2.4	2.9	5.0
Total variable compensation	$22.7	$22.7	$45.9	$50.6

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
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Compensation and benefits expense increased $21.5 million, or 79.6%, from $27.0 million for the three months ended June 30, 2022 to $48.5 million for the three months ended June 30, 2023. Fixed compensation and benefits increased $3.2 million, or 15.6%, from $20.5 million for the three months ended June 30, 2022 to $23.7 million for the three months ended June 30, 2023, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives. Variable compensation remained at $22.7 million for the three months ended June 30, 2023 and 2022. Sales-based compensation decreased $(0.5) million, or (23.8)%, from $2.1 million for the three months ended June 30, 2022 to $1.6 million for the three months ended June 30, 2023, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $0.7 million, or 140.0%, from $0.5 million for the three months ended June 30, 2022 to $1.2 million for the three months ended June 30, 2023, as a result of changes in underlying operating earnings at our consolidated Affiliate and the leveraged nature of the distribution share. Revaluations of Affiliate equity changed by $18.1 million, reflecting fluctuations in the value of key employee ownership interests at our consolidated Affiliate, as the value of Affiliate equity decreased $(18.8) million for the three months ended June 30, 2022 and decreased $(0.7) million for the three months ended June 30, 2023.

Six months ended June 30, 2023 compared to six months ended June 30, 2022: Compensation and benefits expense increased $23.8 million, or 32.2%, from $73.8 million for the six months ended June 30, 2022 to $97.6 million for the six months ended June 30, 2023. Fixed compensation and benefits increased $4.7 million, or 11.1%, from $42.4 million for the six months ended June 30, 2022 to $47.1 million for the six months ended June 30, 2023, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives. Variable compensation decreased $(4.7) million, or (9.3)%, from $50.6 million for the six months ended June 30, 2022 to $45.9 million for the six months ended June 30, 2023. The decrease was primarily attributable to lower pre-variable compensation earnings. This decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation decreased $(0.5) million or (12.5)% from $4.0 million for the six months ended June 30, 2022 to $3.5 million for the six months ended June 30, 2023, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions remained unchanged at $2.4 million for each of the six months ended June 30, 2023 and 2022. Revaluations of Affiliate equity changed $24.3 million, reflecting fluctuations in the value of key employee ownership interests at our consolidated Affiliate, as the value of Affiliate equity decreased $(25.6) million for the six months ended June 30, 2022 and decreased $(1.3) million for the six months ended June 30, 2023.
General and Administrative Expense
Three months ended June 30, 2023 compared to three months ended June 30, 2022: General and administrative expense increased $5.3 million, or 32.1%, from $16.5 million for the three months ended June 30, 2022 to $21.8 million for the three months ended June 30, 2023. The increase in general and administrative expenses primarily reflects an increase in inflation, the impact of foreign currency changes, and our investment in growth initiatives and capabilities.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: General and administrative expense increased $6.8 million, or 20.4%, from $33.4 million for the six months ended June 30, 2022 to $40.2 million for the six months ended June 30, 2023. The increase in general and administrative expenses primarily reflects an increase in inflation, the impact of foreign currency changes, and our investment in growth initiatives and capabilities.
Depreciation and Amortization Expense
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Depreciation and amortization expense decreased $(0.9) million, or (17.0)%, from $5.3 million for the three months ended June 30, 2022 to $4.4 million for the three months ended June 30, 2023. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Depreciation and amortization expense decreased $(2.4) million, or (22.6)%, from $10.6 million for the six months ended June 30, 2022 to $8.2 million for the six months ended June 30, 2023. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income;
iii.interest expense; and
iv.loss on extinguishment of debt.

Investment Income
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Investment income increased $0.9 million, from $(0.7) million for the three months ended June 30, 2022 to $0.2 million for the three months ended June 30, 2023, reflecting an increase in returns generated by seed capital investments due to market appreciation.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Investment income increased $1.3 million, from $(0.8) million for the six months ended June 30, 2022 to $0.5 million for the six months ended June 30, 2023, reflecting an increase in returns generated by seed capital investments due to market appreciation.
Interest Income
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Interest income increased $1.4 million from $0.1 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2023. The increase was due to higher average cash balances and increases in short-term investment returns in the three months ended June 30, 2023.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Interest income increased $2.5 million, from $0.1 million for the six months ended June 30, 2022 compared to $2.6 million for the six months ended June 30, 2023. The increase was due to higher average cash balances and increases in short-term investment returns in the six months ended June 30, 2023.
Interest Expense
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Interest expense increased $0.6 million, or 12.5%, from $4.8 million for the three months ended June 30, 2022 to $5.4 million for the three months ended June 30, 2023, reflecting an increase in interest rates on the revolving credit facility, slightly offset by a lower balance drawn on the revolving credit facility in 2023.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Interest expense decreased $(1.0) million, or (8.8)%, from $11.3 million for the six months ended June 30, 2022 to $10.3 million for the six months ended June 30, 2023, primarily due to the $1.3 million of additional interest expense incurred for the six months ended June 30, 2022 related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Loss on Extinguishment of Debt
Three months ended June 30, 2023 compared to three months ended June 30, 2022: There was no loss on extinguishment of debt in the three months ended June 30, 2022 or the three months ended June 30, 2023.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: There was $(3.2) million loss on extinguishment of debt in the six months ended June 30, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022. There was no loss on extinguishment of debt incurred for the six months ended June 30, 2023.

U.S. GAAP Income Tax Expense (Benefit)
Our effective tax rate has been impacted by state and local tax obligations, changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, limitations on executive compensation, and the mix of income earned in the United States versus foreign jurisdictions. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Income tax expense decreased $(7.2) million, from $12.7 million for the three months ended June 30, 2022 to $5.5 million for the three months ended June 30, 2023. The decrease in income tax expense primarily relates to a decrease in income before income taxes in the three months ended June 30, 2023.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Income tax expense decreased $(11.7) million, from $22.3 million for the six months ended June 30, 2022 to $10.6 million for the six months ended June 30, 2023. The decrease in income tax expense primarily relates to a decrease in income before income taxes during the six months ended June 30, 2023.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended June 30, 2023 compared to three months ended June 30, 2022: There were no consolidated Funds for the three months ended June 30, 2022. Consolidated Funds’ revenue was $1.3 million for the three months ended June 30, 2023. Consolidated Funds’ expense was $1.2 million for the three months ended June 30, 2023.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: There were no consolidated Funds for the six months ended June 30, 2022. Consolidated Funds’ revenue was $2.0 million for the six months ended June 30, 2023. Consolidated Funds’ expense was $1.9 million for the six months ended June 30, 2023.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Numerator: Operating income	$20.4	$46.7	$40.2	$89.9
Denominator: Total revenue	$96.3	$95.5	$188.1	$207.7
U.S. GAAP operating margin(1)	21.2%	48.9%	21.4%	43.3%

Numerator: Total operating expenses(2)	$74.7	$48.8	$146.0	$117.8
Denominator: Management fee revenue	$92.8	$93.5	$183.4	$195.7
U.S. GAAP operating expense / management fee revenue(3)	80.5%	52.2%	79.6%	60.2%

Numerator: Variable compensation	$22.7	$22.7	$45.9	$50.6
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$44.2	$69.9	$88.4	$142.9
U.S. GAAP variable compensation ratio(3)	51.4%	32.5%	51.9%	35.4%

Numerator: Affiliate key employee distributions	$1.2	$0.5	$2.4	$2.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$21.5	$47.2	$42.5	$92.3
U.S. GAAP Affiliate key employee distributions ratio(3)	5.6%	1.1%	5.6%	2.6%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin is 21.4% for the three months ended June 30, 2023, 48.9% for the three months ended June 30, 2022, 21.5% for the six months ended June 30, 2023, and 43.3% for the six months ended June 30, 2022.
(2)Excludes consolidated Funds’ expense of $1.2 million and $1.9 million for the three and six months ended June 30, 2023, respectively. We did not consolidate results from operations of any Funds in the three and six months ended June 30, 2022.
(3)Excludes the effect of Funds consolidation for the three and six months ended June 30, 2023. We did not consolidate results from operations of any Funds in the three and six months ended June 30, 2022.
(4)Excludes consolidated Funds’ revenue of $1.3 million and $2.0 million for the three and six months ended June 30, 2023, respectively. We did not consolidate results from operations of any Funds in the three and six months ended June 30, 2022.

(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Operating income	$20.4	$46.7	$40.2	$89.9
Affiliate key employee distributions	1.2	0.5	2.4	2.4
Operating (income) loss of consolidated Funds	(0.1)	—	(0.1)	—
Operating income before Affiliate key employee distributions	21.5	47.2	42.5	92.3
Variable compensation	22.7	22.7	45.9	50.6
Operating income before variable compensation and Affiliate key employee distributions	$44.2	$69.9	$88.4	$142.9

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
ENI is an important measure to investors because it is used by us to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliate. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.”
To calculate economic net income, we re-categorize certain line items on our Condensed Consolidated Statements of Operations to reflect the following:
•We exclude the effect of Funds consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our stockholders.
•We include within management fee revenue any fees paid to Affiliate by consolidated Funds, which are viewed as investment income under U.S. GAAP.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2023 and 2022
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2023	2022	2023	2022
U.S. GAAP net income attributable to controlling interests		$11.4	$28.6	$23.4	$52.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.7)	(18.8)	(1.3)	(25.6)
ii.	Amortization of acquired intangible assets	—	—	—	—
iii.	Capital transaction costs	0.1	—	0.2	5.0
iv.	Seed/Co-investment (gains) losses and financings(1)	(0.1)	0.8	(0.9)	1.0
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.4	0.7	0.7
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	0.2	0.3	0.6	0.7
vii.	ENI tax normalization	0.6	1.1	0.7	1.3
Tax effect of above adjustments, as applicable(3)		0.2	4.9	0.4	5.2
Economic net income		$12.0	$17.3	$23.8	$40.7

(1)The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2023 and 2022 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Seed/Co-investment (gains) losses	$(0.5)	$0.7	$(1.6)	$0.8
Financing costs:
Seed/Co-investment average balance	19.4	4.2	19.2	4.3
Blended interest rate*	6.5%	6.5%	6.5%	6.4%
Financing costs	0.4	0.1	0.7	0.2
Net seed/co-investment (gains) losses and financing	$(0.1)	$0.8	$(0.9)	$1.0

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended June 30, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.2 million. The three months ended June 30, 2022 includes costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The six months ended June 30, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.6 million. The six months ended June 30, 2022 includes restructuring costs at the Affiliate of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $0.6 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
U.S. GAAP revenue	$96.3	$95.5	$188.1	$207.7
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.3)	—	(2.0)	—
ENI revenue	$95.0	$95.5	$186.1	$207.7
The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Management fees(1)	$92.8	$93.5	$183.4	$195.7
Performance fees(2)	2.2	2.0	2.7	12.0
ENI revenue	$95.0	$95.5	$186.1	$207.7

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
U.S. GAAP operating expense	$75.9	$48.8	$147.9	$117.8
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	0.7	18.8	1.3	25.6
Restructuring costs(1)	(0.3)	(0.3)	(0.7)	(0.7)
Funds’ operating expense	(1.2)	—	(1.9)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(22.7)	(22.7)	(45.9)	(50.6)
Affiliate key employee distributions	(1.2)	(0.5)	(2.4)	(2.4)
ENI operating expense	$51.2	$44.1	$98.3	$89.7

(1)The three months ended June 30, 2023 includes $0.2 million costs associated with the transfer of an insurance policy from our former parent. The three months ended June 30, 2022 includes $0.3 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2023 includes $0.6 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2022 includes $0.1 million of restructuring costs at the Affiliate and $0.6 million costs associated with the transfer of an insurance policy from our former parent.
The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Fixed compensation & benefits(1)	$23.7	$20.5	$47.1	$42.4
General and administrative expenses(2)	23.1	18.3	43.0	36.7
Depreciation and amortization	4.4	5.3	8.2	10.6
ENI operating expense	$51.2	$44.1	$98.3	$89.7

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2023 and 2022 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total U.S. GAAP compensation and benefits expense	$48.5	$27.0	$97.6	$73.8
Non-cash key employee equity and profit interest revaluations excluded from ENI	0.7	18.8	1.3	25.6
Sales-based compensation reclassified to ENI general & administrative expenses	(1.6)	(2.1)	(3.5)	(4.0)
Affiliate key employee distributions	(1.2)	(0.5)	(2.4)	(2.4)
Variable compensation	(22.7)	(22.7)	(45.9)	(50.6)
ENI fixed compensation and benefits	$23.7	$20.5	$47.1	$42.4

(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
U.S. GAAP general and administrative expense	$21.8	$16.5	$40.2	$33.4
Sales-based compensation	1.6	2.1	3.5	4.0
Restructuring costs	(0.3)	(0.3)	(0.7)	(0.7)
ENI general and administrative expense	$23.1	$18.3	$43.0	$36.7
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2023 and 2022. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Numerator: ENI operating earnings(1)	$21.1	$28.7	$41.9	$67.4
Denominator: ENI revenue	$95.0	$95.5	$186.1	$207.7
ENI operating margin(2)	22.2%	30.1%	22.5%	32.5%

Numerator: ENI operating expense	$51.2	$44.1	$98.3	$89.7
Denominator: ENI management fee revenue(3)	$92.8	$93.5	$183.4	$195.7
ENI operating expense ratio(4)	55.2%	47.2%	53.6%	45.8%

Numerator: ENI variable compensation	$22.7	$22.7	$45.9	$50.6
Denominator: ENI earnings before variable compensation(1)(5)	$43.8	$51.4	$87.8	$118.0
ENI variable compensation ratio(6)	51.8%	44.2%	52.3%	42.9%

Numerator: Affiliate key employee distributions	$1.2	$0.5	$2.4	$2.4
Denominator: ENI operating earnings(1)	$21.1	$28.7	$41.9	$67.4
ENI Affiliate key employee distributions ratio(7)	5.7%	1.7%	5.7%	3.6%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
U.S. GAAP operating income	$20.4	$46.7	$40.2	$89.9
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(0.7)	(18.8)	(1.3)	(25.6)
Restructuring costs(a)	0.3	0.3	0.7	0.7
Affiliate key employee distributions	1.2	0.5	2.4	2.4
Variable compensation	22.7	22.7	45.9	50.6
Funds’ operating (income) loss	(0.1)	—	(0.1)	—
ENI earnings before variable compensation	43.8	51.4	87.8	118.0
Less: ENI variable compensation	(22.7)	(22.7)	(45.9)	(50.6)
ENI operating earnings	21.1	28.7	41.9	67.4
Less: ENI Affiliate key employee distributions	(1.2)	(0.5)	(2.4)	(2.4)
ENI earnings after Affiliate key employee distributions	$19.9	$28.2	$39.5	$65.0

(a)The three months ended June 30, 2023 includes $0.2 million costs associated with the transfer of an insurance policy from our former parent. The three months ended June 30, 2022 includes $0.3 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2023 includes $0.6 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2022 includes $0.1 million of restructuring costs at our Affiliate and $0.6 million of costs associated with the transfer of an insurance policy from our former parent.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 21.4% for the three months ended June 30, 2023, 48.9% for the three months ended June 30, 2022, 21.5% for the six months ended June 30, 2023, and 43.3% for the six months ended June 30, 2022.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Pre-tax economic net income(1)	$16.4	$23.6	$32.6	$55.8
Taxes at the U.S. federal and state statutory rates(2)	(4.5)	(6.4)	(8.9)	(15.2)
Other reconciling tax adjustments	0.1	0.1	0.1	0.1
Tax on economic net income	(4.4)	(6.3)	(8.8)	(15.1)
Economic net income	$12.0	$17.3	$23.8	$40.7
Economic net income effective tax rate(3)	26.8%	26.7%	27.0%	27.1%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
U.S. GAAP interest income	$1.5	$0.1	$2.6	$0.1
U.S. GAAP interest expense	(5.4)	(4.8)	(10.3)	(11.3)
U.S. GAAP net interest expense	(3.9)	(4.7)	(7.7)	(11.2)
Other ENI interest expense exclusions(a)	0.4	0.1	0.8	2.0
ENI net interest expense	(3.5)	(4.6)	(6.9)	(9.2)
ENI earnings after Affiliate key employee distributions(b)	19.9	28.2	39.5	65.0
Pre-tax economic net income	$16.4	$23.6	$32.6	$55.8

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
Investments
The value of our seed capital investments was $25.0 million as of June 30, 2023 and $22.9 million as of December 31, 2022, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within our Affiliate’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	June 30, 2023	December 31, 2022
Investments per Consolidated Balance Sheets	$47.4	$48.4
Seed capital investment in consolidated Funds	20.6	14.5
Investments related to long-term incentive compensation plans	(43.0)	(40.0)
Total seed capital investments	$25.0	$22.9
    Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, multi-asset, equity alternatives, and long/short strategies. This segment is comprised of our interest in Acadian.

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
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to our Affiliate by consolidated Funds and our share of earnings from our equity-accounted Affiliate.

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
    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in millions)	2023		2022
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$92.8	$92.8	$93.5	$93.5
Performance fees	2.2	2.2	2.0	2.0
Other income, including equity-accounted affiliate	—	—	—	—
ENI revenue	$95.0	$95.0	$95.5	$95.5
The following table identifies the components of segment ENI revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in millions)	2023		2022
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$183.4	$183.4	$195.7	$195.7
Performance fees	2.7	2.7	12.0	12.0
ENI revenue	$186.1	$186.1	$207.7	$207.7
Quant & Solutions Segment ENI Revenue
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Quant & Solutions ENI revenue decreased $(0.5) million, or (0.5)%, from $95.5 million for the three months ended June 30, 2022 to $95.0 million for the three months ended June 30, 2023. The decrease was mainly attributable to (0.7)% lower management fees driven by lower average AUM resulting from equity market decline in 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Quant & Solutions ENI revenue decreased $(21.6) million, or (10.4)%, from $207.7 million for the six months ended June 30, 2022 to $186.1 million for the six months ended June 30, 2023. The decrease was attributable to (6.3)% lower management fees, driven by lower average AUM and lower performance fees that are variable and are contractually triggered based on investment performance results over agreed upon time periods.

    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in millions)	2023			2022
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$22.0	$1.7	$23.7	$18.6	$1.9	$20.5
General and administrative expense	20.9	2.2	23.1	15.9	2.4	18.3
Depreciation and amortization	4.4	—	4.4	5.2	0.1	5.3
Total ENI Operating Expenses	$47.3	$3.9	$51.2	$39.7	$4.4	$44.1
Variable compensation	22.0	0.7	22.7	21.7	1.0	22.7
Affiliate key employee distributions	1.2	—	1.2	0.5	—	0.5
Total Expenses	$70.5	$4.6	$75.1	$61.9	$5.4	$67.3

The following table identifies the components of segment ENI expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in millions)	2023			2022
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$43.6	$3.5	$47.1	$38.4	$4.0	$42.4
General and administrative expense	39.1	3.9	43.0	32.0	4.7	36.7
Depreciation and amortization	8.2	—	8.2	10.4	0.2	10.6
Total ENI operating expenses	$90.9	$7.4	$98.3	$80.8	$8.9	$89.7
Variable compensation	44.5	1.4	45.9	48.0	2.6	50.6
Affiliate key employee distributions	2.4	—	2.4	2.4	—	2.4
Total expenses	$137.8	$8.8	$146.6	$131.2	$11.5	$142.7
Quant & Solutions Segment ENI Expense
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Quant & Solutions ENI operating expense increased $7.6 million, or 19.1%, from $39.7 million for the three months ended June 30, 2022 to $47.3 million for the three months ended June 30, 2023. The increase was driven by 31.4% higher ENI general and administrative expense resulting from increased consultant and portfolio costs driven by inflation, including the impact of changes in foreign currency. Quant & Solutions ENI fixed compensation and benefits expense increased 18.3% due to higher salaries and new hires, and the investment in Acadian’s growth initiatives. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense increased 1.4% as a result of the inclusion of deferred compensation expense earned on prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions increased 140.0%, impacted by the leveraged nature of the distribution share.

Six months ended June 30, 2023 compared to six months ended June 30, 2022: Quant & Solutions ENI operating expense increased $10.1 million, or 12.5%, from $80.8 million for the six months ended June 30, 2022 to $90.9 million for the six months ended June 30, 2023. The increase was driven by 22.2% higher ENI general and administrative expense primarily due to higher systems, consultant and portfolio costs driven by inflation, including the impact of changes in foreign currency. ENI fixed compensation and benefits expense increased 13.5%, driven by cost of living increases and the cost of new hires supporting Acadian’s growth initiatives. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (7.3)% as a result of lower earnings before variable compensation, partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions remained unchanged at $2.4 million.
Other ENI Expense
Three months ended June 30, 2023 compared to three months ended June 30, 2022: Other ENI operating expense decreased $(0.5) million, or (11.4)%, from $4.4 million for the three months ended June 30, 2022 to $3.9 million for the three months ended June 30, 2023. The decrease was driven by (10.5)% lower fixed compensation and benefit expense, and (8.3)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (30.0)% due to lower non-cash equity compensation amortization at the corporate head office.
Six months ended June 30, 2023 compared to six months ended June 30, 2022: Other ENI operating expense decreased $(1.5) million, or (16.9)%, from $8.9 million for the six months ended June 30, 2022 to $7.4 million for the six months ended June 30, 2023. The decrease was driven by (12.5)% lower fixed compensation and benefit expense due to lower payroll taxes and lower headcount at the corporate head office and (17.0)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (46.2)% due to lower non-cash equity compensation amortization at the corporate head office.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2023	2022
Cash provided by (used in)(1)
Operating activities	$7.3	$29.9
Investing activities	(10.7)	(6.4)
Financing activities	35.7	(183.4)

(1)Excludes consolidated Funds.

Comparison for the six months ended June 30, 2023 and 2022
Net cash from operating activities decreased $(22.6) million, from net cash provided of $29.9 million for the six months ended June 30, 2022 to net cash provided of $7.3 million for the six months ended June 30, 2023, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the six months ended June 30, 2023, net cash from investing activities decreased $(4.3) million, from $(6.4) million used in the six months ended June 30, 2022 to $(10.7) million used in the six months ended June 30, 2023, driven by higher net purchases of investment securities in the six months ended June 30, 2023. Net cash from financing activities increased $219.1 million, from $(183.4) million used in the six months ended June 30, 2022 to $35.7 million provided in the six months ended June 30, 2023, primarily due to the repayment of third party borrowings and higher share repurchases in the six months ended June 30, 2022.
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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net income attributable to controlling interests	$11.4	$28.6	$23.4	$52.4
Net interest expense to third parties	3.9	4.7	7.7	11.2
Income tax expense	5.5	12.7	10.6	22.3
Depreciation and amortization (including intangible assets)	4.4	5.2	8.2	10.6
EBITDA	$25.2	$51.2	$49.9	$96.5
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	(0.2)	(18.3)	(0.6)	(24.2)
(Gain) loss on seed and co-investments	(0.5)	0.7	(1.6)	0.8
Restructuring expenses(1)	0.2	0.4	0.6	0.7
Capital transaction costs	—	—	—	3.2
Adjusted EBITDA	$24.7	$34.0	$48.3	$77.0
ENI net interest expense to third parties	(3.5)	(4.6)	(6.9)	(9.2)
Depreciation and amortization(2)	(4.8)	(5.8)	(8.8)	(12.0)
Tax on economic net income	(4.4)	(6.3)	(8.8)	(15.1)
Economic net income	$12.0	$17.3	$23.8	$40.7

(1)The three months ended June 30, 2023 includes $0.2 million of costs associated with the transfer of an insurance policy from our former parent. The three months ended June 30, 2022 includes $0.3 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2023 includes $0.6 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2022 includes $0.1 million of restructuring costs at our Affiliate and costs associated with the transfer of an insurance policy from our former parent of $0.6 million.

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
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	June 30, 2023	December 31, 2022	Interest rate	Maturity
Revolving credit facility:
$125 million revolving credit facility	$38.0	$—	Variable rate	March 7, 2025
Total revolving credit facility	$38.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.7	$273.5	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	—	5.125%	August 1, 2031
Total third party borrowings	$273.7	$273.5

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $3.2 million of loss on extinguishment of debt within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022.
Revolving Credit Facility
On March 7, 2022, Acadian, Royal Bank of Canada, BMO Harris Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Bank of America N.A., the Bank of New York Mellon and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (“Acadian Credit Agreement”), which replaced our revolving credit facility dated as of August 20, 2019 (as amended by an amendment dated September 3, 2020 and an assignment and assumption and amendment agreement dated February 23, 2021, the “Original Credit Agreement”). The maturity date of the Original Credit Agreement was August 22, 2022, and the maturity date of the Acadian Credit Agreement is March 7, 2025.

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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At June 30, 2023, Acadian’s Leverage Ratio was 0.3x and Acadian’s Interest Coverage Ratio was 53.0x.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities as of each of the dates indicated:

	June 30, 2023	December 31, 2022
($ in millions)
Share-based payments liability	$19.4	$19.4
Affiliate profit interests liability	—	—
Employee equity	19.4	19.4
Voluntary deferral plan liability	42.8	39.9
Total	$62.2	$59.3
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

Additionally, we have recorded accrued incentive compensation of $45.0 million and $92.5 million on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $11.6 million, $11.3 million and $0.6 million is expected to be recognized in the years ending December 31, 2023, 2024 and 2025, respectively.
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
Our model for assessing the impact of market risk on our results uses June 30, 2023 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2023. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fees revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2023.
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
The value of our assets under management was $99.9 billion as of June 30, 2023. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $38.0 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $13.2 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $4.0 million impact to our gross performance fees based on our trailing twelve-month performance fees of $40.1 million from Quant & Solutions segment as of June 30, 2023. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $19.2 million in our post-tax economic net income, given our current cost structure and operating model.
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

•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $97.4 billion of equity assets under management to increase or decrease by $9.7 billion, resulting in a change in annualized management fee revenue of $37.1 million and an annual change in post-tax economic net income of approximately $17.7 million, given our current cost structure, operating model, and weighted average fee rate of 38 basis points at the mix of strategies as of June 30, 2023. Approximately $12.9 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1.0 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $79.1 billion of foreign currency denominated AUM to increase or decrease by $7.9 billion, resulting in a change in annualized management fee revenue of $31.9 million and an annual change in post-tax economic net income of $15.2 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of June 30, 2023. Approximately $11.0 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. Borrowings under the credit facility were $38.0 million as of June 30, 2023. We currently do not hedge against interest rate risk. As of June 30, 2023, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the six months ended June 30, 2023.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.         Legal Proceedings.
From time to time, we and our Affiliate may be parties to various claims, suits, and complaints in the ordinary course of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5.  Other Information.
During our fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

31.1*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	August 8, 2023

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)