Form 10-K
period 2023-12-31
BrightSphere Investment Group Inc.
filed 2024-02-28
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2023, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $20.95 on that date on the New York Stock Exchange, was $675,607,793. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 38,207,819 shares of the registrant’s shares of common stock outstanding on February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 6, 2024 are incorporated by reference into Part III.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated revenues, earnings, anticipated performance of our business, expected future net cash flows and the sufficiency of capital resources, our anticipated expense levels, and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors including but not limited to our dependence on Acadian Asset Management LLC, or Acadian, reliance on key personnel, the potential for reputational harm, actual or potential conflicts of interest, potential losses on seed and co-investment capital, foreign currency exchange risk, litigation risk, competition, risks associated with governmental regulation, and other risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
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

PART I
Item 1.    Business.
Overview
We are a global, diversified asset management company with approximately $104 billion of assets under management as of December 31, 2023. We provide investment management services globally, predominantly to institutional investors. We operate our differentiated investment management business through our majority owned subsidiary, Acadian Asset Management LLC (“Acadian”), a leading systematic manager of active global, international equity and alternative strategies. The ownership structure of Acadian provides incentives for growth and prudent business management across multiple generations of Acadian partners, who retain meaningful levels of equity in their own business to preserve strong alignment of interests between us, Acadian, their clients and our shareholders. Acadian comprises our Quant & Solutions reportable segment.
We have generated strong, recurring free cash flow to our business that we can use for growth initiatives, return to shareholders through dividends and stock repurchases and to repay outstanding debt obligations. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon performance fees. Our profit-sharing model enables us to participate directly in margin expansion as Acadian grows.
Acadian
Acadian, founded in 1986, is a leading systematic investment manager of active global, international equity, and alternative strategies with approximately $104 billion in AUM as of December 31, 2023. Acadian pursues a fundamentally grounded, data-rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of 40,000-plus securities taken from over 150 global markets. Acadian manages strategies in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, systematic macro, equity alternatives, and credit strategies.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm’s clients were domiciled in approximately 20 countries across Asia, Australia, Europe and North America as of December 31, 2023. The firm has over 100 investment and research professionals and manages approximately 70 distinct investment products and strategies.
Competitive Strengths
Experience.    As a pioneer in systematic investing, Acadian has been managing systematic equity portfolios since the 1980s. This experience affords us a broad perspective and data history. Guided by the economic intuition and insights of a talented, experienced, and diverse investment team, Acadian has been at the forefront of systematic research, signal development, and portfolio construction for 37 years.
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

Capital Management
Our asset management business generates significant, recurring free cash flow that can be accessed to create value for our shareholders. In particular, we believe we can generate strong returns on allocated capital by, among other things, (i) providing seed capital to fund new products and strategies; (ii) providing investment capital to support strategic growth; and (iii) implementing opportunistic share repurchases. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2019 to December 31, 2023, we repurchased approximately 63% of our shares.

Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels. The institutional channel accounts for approximately 79% of our AUM. Within this channel, we have strong relationships in the public/government pension market (42% of our AUM as of December 31, 2023) and the corporate plan market (12% of our AUM as of December 31, 2023), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across industry segments and geographies and have various growth characteristics. Our institutional distribution channel includes clients from across the globe, including, but not limited to, pension funds, state and local governments; employee benefit plans and foundations and endowments. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. We maintain relationships with a number of insurance companies, private banks, Outsourced Chief Investment Officers (“OCIOs”) and Fund of Funds (“FoFs”). While we market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represented 12% of our AUM as of December 31, 2023. We also manage assets for mutual funds, and other commingled products including UCITs and Collective Investment Trusts, which gives us exposure to a retail investor base and the defined contribution market.
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

Our client base is diverse without significant concentration. As of December 31, 2023, our top five client relationships represented approximately 14% of total run rate gross management fee revenue, and our top 25 clients represented approximately 38% of run rate gross management fee revenue. The below graphic shows the breakdown of our assets under management as of December 31, 2023 by client type and location.

Total AUM:	$103.7 bn
Data as of December 31, 2023
Products and Investment Performance
    Product Mix
We offer leading strategies in global, international, U.S. and emerging markets equities, in addition to credit, and alternative investments.
The chart below presents our wide range of offerings. These areas have the potential to provide a balanced earnings stream to our business. We believe our offerings are well-positioned in areas of investor demand and the diversity of investment style and asset class can enable us to participate in growing segments of the industry, through a range of investing environments.

Investment Performance
Our mission is to produce risk-adjusted performance, or alpha, for our clients. We have competitive near- and long-term alpha performance records and are well-positioned for continued growth.
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

Data as of December 31 for the years 2019 to 2023
*Acadian assets representing 11%, 47%, 89%, 88% and 80% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

The chart below indicates performance on a revenue-weighted and equal-weighted basis relative to benchmark, as at December 31, 2023. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.
Quant & Solutions Investment Performance*

Data as of December 31, 2023*
*    As of December 31, 2023, Acadian assets representing 80% of revenue were outperforming benchmarks on a 1- year basis.

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
As of December 31, 2023, we had 387 full-time equivalent employees, of which 21 were employees of BrightSphere Investment Group Inc. and 366 were employees of Acadian. None of these employees are represented by any collective bargaining agreements.
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

Our financial performance is dependent upon our ability to minimize outflows and increase inflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our systematic investment strategies, which can be impacted by factors within and/or outside our control, including general market and economic conditions, is critical to retaining existing client assets and investors, including in mutual funds and private funds we advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which we invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of investments in those companies.

Net flows related to our systematic investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies may be rated, ranked or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients and investors in mutual funds and private funds we advise or sub-advise. If the performance or assessment of our systematic investment strategies is seen as underperforming relative to peers, it could, among other things, result in an increase in the withdrawal of assets by existing clients and investors in mutual funds and private funds we advise or sub-advise, the termination of us as a sub-adviser to a mutual fund and the inability to attract additional investments from existing and new clients or investors. If a significant portion of clients or investors decides to withdraw their investments or terminate their investment management agreements or sub-advisory agreements, our ability to generate earnings would decline and our results of operations and financial condition would be affected.

In addition, assets could be withdrawn for any number of reasons other than poor absolute or relative investment performance, including macro-economic factors unrelated to investment performance, a reduction in market demand for the systematic asset classes, products or strategies we offer, the loss of key personnel, price declines in the securities markets generally, price declines in those assets in which client assets are concentrated or changes in investment patterns of clients, a failure by us to comply with applicable client and regulatory investment guidelines, or factors wholly unrelated to us. Any of these factors could have a negative impact on our results of operations and financial condition.

We derive a substantial portion of our revenue from a limited number of investment strategies.

A significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2023, $44.7 billion, or 43%, of our assets under management were concentrated across three investment strategies: Acadian’s Emerging Markets Equity ($16.8 billion, or 16%), Acadian’s Global Equity ($14.1 billion, or 14%), and Acadian’s All-Country World ex-US Equity ($13.8 billion, or 13%). Consequently, our results of operations are dependent upon our ability to minimize the risk of outflows from these strategies through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian’s Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us.

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

As we continue to expand the scope of our business, we continue to confront actual, potential and perceived conflicts of interest relating to our activities. Conflicts may arise with respect to decisions regarding, among other things, the allocation of specific investment opportunities among accounts in which we may receive an allocation of profits and accounts in which we do not receive such an allocation or among client accounts that have overlapping investment objectives yet different fee structures, including certain accounts which may pay performance-based fees.

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

We believe we have strong client and consultant relationships in our core institutional marketplaces, and we depend upon these relationships to successfully market our existing products and strategies and to introduce new products and strategies. As of December 31, 2023, our top five client relationships represented approximately 14% of total run rate gross management fee revenue, and our top 25 clients represented approximately 38% of run rate gross management fee revenue. Total run rate gross management fee revenue reflects the sum for each account at Acadian, of the product of (a) assets under management in each account at December 31, 2023, multiplied by (b) the relevant management fee rate on that account. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our business and negatively impact our results of operations.

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

Acadian is a U.S. registered investment adviser. Acadian may provide investment advisory services to investment companies registered under the Investment Company Act pursuant to the terms of an investment advisory agreement between Acadian and the applicable U.S. registered investment company. Acadian may also be retained by U.S. registered investment advisers to certain U.S. registered investment companies to provide investment sub-advisory services to U.S. registered investment companies pursuant to the terms of an investment sub-advisory agreement between Acadian and the relevant U.S. registered investment adviser. An investment advisory agreement may be terminated by a client without penalty upon relatively short notice (typically no more than 30 days). In addition, the investment advisory agreements and sub-advisory agreements with respect to registered investment companies generally may be terminated by the registered investment company or, in those instances where Acadian serves as a sub-adviser, the registered investment company’s adviser, without penalty, upon 60 days’ notice and are subject to annual approval by the registered investment company’s board of directors or trustees. Clients may decide to terminate or not renew an agreement for poor investment performance or any variety of reasons which may be beyond our control. A decrease in revenues resulting from termination of an investment advisory agreement or sub-advisory agreement for any reason could have a material adverse effect on our revenue and profits and a negative effect on our results of operations.

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

In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since over 95% of our total assets under management as of December 31, 2023 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.

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

In addition, the development and use of various technologies based on machine learning and artificial intelligence is expanding rapidly in our industry. Our use, directly or indirectly, of these technologies could result in new or expanded risks to our business, including but not limited to legal and regulatory risk and the risk that information generated using such technologies is inaccurate, misleading, incomplete or otherwise flawed. To the extent that we do not anticipate or effectively mitigate these risks through policies, controls and procedures, and systems, there could be a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, we had approximately $41 million committed to seed capital, which is currently invested in five products. The amount we commit to, or invest in, seed capital could change materially from time to time in our discretion based on the needs of the business. The capital utilized in the seed portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed capital would adversely impact our results of operations or financial condition.

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

Our growth initiatives, including the development and introduction of new products and/or capabilities, may be unsuccessful, may expose us to risks and may not facilitate the growth of our business.
Our continued growth depends in part on our effectiveness in developing and introducing new products and/or capabilities. Such innovation may require significant time and resources, including upfront and ongoing expenses, as well as expose us to additional risks, including but not limited to legal and regulatory risks. There can be no assurances that we will correctly identify the strongest areas for growth, or that we will effectively develop and introduce products and/or capabilities in such areas and mitigate any additional risk related thereto. To the extent that our revenues associated with such products and/or capabilities do not increase as much as our related expenses, our profitability could be adversely affected.

Our outstanding indebtedness may impact our business and may restrict our growth and results of operations.

As of December 31, 2023, we had $275 million of long-term bonds outstanding. For additional information regarding our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”

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

We depend upon our various centers of operation, including our information technology systems and those of our vendors, contractors, and other third-party partners who process information on our behalf, for the continued operations of our business. A disruption in the infrastructure that supports our business or prevents our employees from performing their job functions, including communication failures, natural disasters, terrorist attacks, third party cyber-attacks including ransomware, and international hostilities, may have a material impact on our ability to continue business operations without interruption. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.

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

A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions. Like many other financial institutions, we have been subject to cyber-attacks and will continue to be subject to an increasing risk of cyber incidents from these activities. Cyber-attacks are growing in sophistication and come from a variety of sources, including criminal hackers, hactivists, state-sponsored intrusions, industrial espionage, personnel or the personnel of third parties, and insider threats. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have implemented security measures, our technology systems, and those of our vendors, contractors, and other third-party partners who process information on our behalf, may still be vulnerable to security incidents, disruptions, cyber-attacks or similar events such as unauthorized access, computer malware, phishing attacks and other forms of social engineering, denial-of-service attacks, ransomware attacks, or other events that have a security impact, such as an authorized employee or vendor inadvertently causing the release of confidential information or third-party unauthorized access or account takeovers, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems through cyber-attacks, or failure to manage and secure our technology environment, could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents and litigation costs resulting from an incident. Moreover, accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data and confidential client information could harm our reputation and subject us to liability under the laws that protect personal data and confidential information, resulting in increased costs or loss of revenues. A successful attack could result in significant adverse consequences, including regulatory inquiries or litigation, increased costs and expenses including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.

We are subject to data protection laws including in the European Union (“EU”), United Kingdom (“U.K.”), United States (“U.S.”) and other jurisdictions, and any failure to comply with such legislation could adversely affect our business, reputation, results of operations and financial condition.

We are subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, certain of our processing activities are subject to the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and also as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”), along with the Data Protection Act 2018 in the U.K. (“Act”) (together “EU/U.K. Data Protection Laws”). The EU/U.K. Data Protection Laws have a wide territorial reach and apply to data controllers and data processors which have an establishment in the EU/U.K., or which offer goods or services to, or monitor the behavior of, data subjects in the EU and U.K. The EU/U.K. Data Protection Laws impose stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the EU/U.K. Data Protection Laws and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting breaches to data protection authorities and, in some cases, affected individuals. The EU/U.K. Data Protection Laws give strong enforcement powers to data protection authorities in the EU/U.K., and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach.

In the United States, we are subject to rules adopted pursuant to the Gramm Leach Bliley Act and an ever-increasing number of state laws and regulations, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”). The CCPA regulates companies’ use and disclosure of the personal information of California residents and grants California residents several rights with respect to their personal information. The CCPA also provides for civil penalties for violations, including statutory fines for noncompliance, as well as a limited private right of action in connection with certain data breaches, and establishes a new regulatory agency to implement and enforce the law. Moreover, comprehensive privacy laws similar to the CCPA are either in effect, have been enacted or are being considered in multiple other states. All of these new privacy laws and others that we expect to be developed and enacted going forward may impose additional data protection obligations and potential liability on companies such as ours doing business in those states. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third-party litigation and regulatory investigations, enforcement, fines and penalties. In addition, the interpretation of EU/U.K. Data Protection Laws, the CCPA, and other privacy laws to which we are subject around the world can be uncertain, and as business practices are challenged by regulators, data subjects and consumer protection agencies, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection practices. Compliance with data privacy and security regulations can require allocation of significant resources as well as changes in operations and non-compliance can result in substantial fines. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

The failure of a counterparty to meet its obligations could affect our business adversely.
We routinely execute transactions with counterparties in the financial industry and for the provision of services that are important to the business, and we may engage in transactions with counterparties as part of our corporate finance management function and for the provision of services, including insurance protection. As a result, we and our clients have exposure to the credit, operational and other risks posed by such counterparties, including the risk of default by or bankruptcy of a counterparty. Additionally, we hold insurance policies which cover historical tax benefits relating to certain of our deferred tax assets. The insurers of the policies are considered a significant counterparty to us. The failure of a counterparty to meet its obligations or provide the services or insurance protection we depend on for these or other reasons could adversely affect our ability to conduct our business and result in loss of client assets and potential liability.

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

From January 1, 2021, EU laws ceased to apply in the U.K. However, many EU laws have been assimilated into U.K. law and these assimilated laws will continue to apply until such time that they are repealed, replaced or amended. Depending on the terms of any future agreement between the EU and the U.K. on financial services, substantial amendments to U.K. law may occur. The U.K. government has enacted legislation that will repeal, replace or otherwise make substantial amendments to the EU laws that currently apply in the U.K. It is impossible to predict the consequences of this on us and our investments.

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

Areas where the uncertainty created by the U.K’s withdrawal from the EU is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks (including with respect to the regulation of alternative investment fund managers and the distribution and marketing of alternative investment funds), industrial policy pursued within European countries, immigration policy pursued within EU countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally.

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

Furthermore, the development and use of various technologies based on machine learning and artificial intelligence is expanding rapidly in our industry. To the extent we do not effectively avail ourselves of new technologies, others in our industry may have a competitive advantage over us, which could have a material adverse effect on our financial condition and results of operations.

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
As of February 14, 2024, Paulson & Co. Inc. (“Paulson”) owns 23.11% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other stockholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant stockholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint one director so long as it holds at least 7% of our outstanding common stock. Paulson also has the right to transfer this appointment right to a transferee that acquires from Paulson the foregoing percentage of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.

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

We are subject to income taxes in the U.S., the U.K. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including our global mix of earnings, the tax characteristics of our income and changes in tax legislation. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.

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

We are subject to income taxes in the U.S., the U.K. and many other jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), and other government agencies in jurisdictions in which we conduct business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project, and many jurisdictions have begun codifying those recommendations into law. These and other changes to tax laws and related regulations, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flows.

General Risk Factors

The market price of our common stock and the broader equity markets have been, and may continue to be, volatile.

The market price of our common stock has been and may continue to be volatile, and equity markets have experienced and may continue to experience significant price and volume fluctuations. Among the factors that may affect our stock price are the following:

•public health emergencies;
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

Item 1C.    Cybersecurity.
Risk management and strategy
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and systems along with other material risks to our operations, at least annually or whenever there are material changes to our systems or operations.
Our Management Risk Committee (MRC) collaborates with our Head of IT and Chief Information Security Officer (CISO) along with the IT Department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our Head of IT and CISO along with the IT Department implement processes and technologies to provide security monitoring and vulnerability management. We have an incident response plan in place with designated roles and responsibilities for responding to and escalating cybersecurity events and incidents.
As part of our risk management process, we engage outside providers to conduct periodic penetration testing and vulnerability assessments.
We maintain a third-party risk management program that includes vendor due diligence at onboarding, periodic assessments, and continuous risk monitoring. Assessments include reviews of security controls and cybersecurity questionnaires or other technical evaluations. In addition, we maintain a vendor risk register and review risk ratings semi-annually.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition.
Governance
Our Board of Directors provides oversight of the Company’s cybersecurity risk management program. The Audit Committee of our Board of Directors has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks quarterly and following any material cybersecurity incidents.
Our cybersecurity program is managed by our Head of IT and CISO, who reports to our Chief Executive Officer and has served in this role since 2019. Our Head of IT & CISO has over 20 years of industry experience in information technology and maintains industry certifications such as the ISC2 CISSP.
Reporting to the Audit Committee of our Board of Directors quarterly, our Head of IT and CISO may address overall assessment of the Company’s compliance with our cybersecurity policies and procedures, risk management, service provider arrangements, testing results and security incident response and makes recommendations for changes and updates to policies, procedures, and technologies related to cybersecurity and IT risk management.

Item 2.    Properties.
Our principal executive office is located at 200 State Street, 13th Floor, Boston, Massachusetts 02109. In Boston, we lease 7,218 square feet under a lease that expires on June 30, 2024. Acadian has its own primary office in Boston, MA where core investment management activities take place. In addition, Acadian has leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “BSIG.” As of February 27, 2024 there were two registered stockholders of record.
Repurchases

The following table sets out information regarding repurchases of equity securities by the Company for the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
October 1-31, 2023	—	$—	—	$100.0
November 1-30, 2023	—	—	—	100.0
December 1-31, 2023	268,800	19.03	268,800	94.9
Total	268,800	$19.03	268,800

(1)On December 20, 2023, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions and may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The program does not obligate us to repurchase any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 268,800 shares of common stock with an aggregate purchase price of $5.1 million under this program during the three months ended December 31, 2023. As of December 31, 2023, $94.9 million remained available to repurchase shares under the program.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of BSIG under the Securities Act.
The following graph compares the cumulative shareholder return on our common stock during the five-year period ending December 31, 2023, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Financial Sector Index.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
BSIG
S&P 500
S&P Financials

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
This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.
Our MD&A is presented in five sections:
•Overview provides a brief description of our business. It includes information on our reporting segment and underlying Affiliate, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by strategy, client type and client location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the years ended December 31, 2023, 2022 and 2021 includes an explanation of changes in our U.S. GAAP revenue, expense and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the years ended December 31, 2023, 2022 and 2021, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key Non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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
Overview
We are a global asset management holding company headquartered in Boston, Massachusetts. We historically held interests in a group of investment management firms (the “Affiliates”) individually headquartered in the United States. We have completed the disposition of certain Affiliates and currently operate our business through the following segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, systematic macro, equity alternatives, and credit strategies. This segment is comprised of our interest in our sole Affiliate, Acadian Asset Management LLC (“Acadian”).
Through Acadian, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe.
The corporate head office is included within the Other category, along with our previously disposed Affiliate, Campbell Global, LLC (“Campbell Global”) for the year ended December 31, 2021. We completed the sale of our equity interest in Campbell Global in August 2021. Investment Counselors of Maryland, LLC (“ICM”) is also included in the Other category for the year ended December 31, 2021. We completed the sale of our equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
Under U.S. GAAP, Acadian is consolidated into our financial statements. We may also be required to consolidate Acadian’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third party clients in those Funds.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $14.0 billion, or 14%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
Our largest expense item is compensation and benefits paid to our employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.
The arrangement in place with Acadian results in the sharing of economics between BSUS and Acadian’s key management personnel using a profit-sharing model. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of Acadian’s equity or profit interests distribution to its employees.
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
In measuring and monitoring the key components of our earnings, our management uses a non-GAAP financial measure, ENI, to evaluate the financial performance of, and to make operational decisions for, our business. We also use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and Affiliate equity distributions, and incentivize management. It is an important measure in evaluating our financial performance because we believe it most accurately represents our operating performance and cash generation capability.
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
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders, and it includes our share of earnings from our former equity-accounted Affiliate.
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
“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our stockholders. For example, the portion of the net income (loss) of any consolidated Fund that is attributable to the outside investors or clients of the consolidated Fund is included in “Non-controlling interests” in our Consolidated Financial Statements. Conversely, “controlling interests” is the portion of revenue or expense that is attributable to our stockholders.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “—Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
U.S. GAAP Basis
Revenue	$426.6	$417.2	$523.8	$9.4	$(106.6)
Pre-tax income from continuing operations attributable to controlling interests	95.2	144.8	178.1	(49.6)	(33.3)
Net income from continuing operations attributable to controlling interests	65.8	100.6	128.1	(34.8)	(27.5)
Net income attributable to controlling interests	65.8	100.6	828.4	(34.8)	(727.8)
U.S. GAAP operating margin(1)	25%	40%	28%	(1540) bps	1241 bps
Earnings per share, basic ($)	$1.59	$2.39	$10.73	$(0.80)	$(8.34)
Earnings per share, diluted ($)	1.55	2.33	10.29	$(0.78)	$(7.96)
Basic shares outstanding (in millions)	41.5	42.1	77.2	(0.6)	(35.1)
Diluted shares outstanding (in millions)	42.5	43.2	80.5	(0.7)	(37.3)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$423.6	$416.8	$523.5	$6.8	$(106.7)
Pre-tax economic net income(5)	103.4	112.0	165.4	(8.6)	(53.4)
ENI operating margin(6)	28%	32%	38%	(385) bps	(617) bps
Adjusted EBITDA	$133.8	$150.1	$211.7	$(16.3)	$(61.6)
Economic net income(7)	75.7	81.6	118.3	(5.9)	(36.7)
ENI diluted EPS ($)	$1.78	$1.89	$1.47	$(0.11)	$0.42

Other Operational Information
Assets under management (AUM) excluding discontinued operations at year end (in billions)	$103.7	$93.6	$117.2	$10.1	$(23.6)
Net client cash flows (in billions)	(2.3)	(3.1)	(5.9)	0.8	2.8
Annualized revenue impact of net flows(8)	(4.8)	(5.0)	(10.3)	0.2	5.3

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
(3)Excludes severance costs at Acadian of $7.3 million, legal-related restructuring costs at the Center of $0.9 million and costs associated with the transfer of an insurance policy from our former Parent of $1.3 million for the year ended December 31, 2023. Excludes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $1.2 million for the year ended December 31, 2022. Excludes income from discontinued operations attributable to controlling interests, as well as restructuring costs at the Center and Affiliates of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of subsidiaries of $48.6 million for the year ended December 31, 2021.
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
(7)Economic net income is the non-GAAP measure which is most directly comparable to U.S. GAAP net income from continuing operations attributable to controlling interests.
(8)Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, plus revenue impact from reinvested income and distributions, including our equity-accounted Affiliate. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. In addition, reinvested income and distributions are multiplied by the average fee rate to compute the revenue impact. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see “Assets Under Management” herein.
Assets Under Management
Our total assets under management as of December 31, 2023 were $103.7 billion. The following table presents our assets under management as of each of the dates indicated:

($ in billions)	December 31, 2023	December 31, 2022	December 31, 2021
Acadian Asset Management	$103.7	$93.6	$117.2

Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global, and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2023	December 31, 2022	December 31, 2021
Developed Markets	$80.7	$73.2	$89.3
Emerging Markets	23.0	20.4	27.9
Total assets under management	$103.7	$93.6	$117.2

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2023		December 31, 2022		December 31, 2021
	AUM	% of total	AUM	% of total	AUM	% of total
Public/Government	$43.7	42.1%	$39.3	42.0%	$52.6	44.9%
Commingled Trust/UCITS	25.2	24.3%	21.7	23.2%	26.1	22.3%
Corporate/Union	12.0	11.6%	13.1	14.0%	15.8	13.5%
Sub-advisory	12.8	12.3%	11.8	12.6%	14.1	12.0%
Endowment/Foundation	3.4	3.3%	3.1	3.3%	3.3	2.8%
Mutual Fund	0.7	0.7%	0.6	0.6%	1.0	0.9%
Other	5.9	5.7%	4.0	4.3%	4.3	3.6%
Total assets under management	$103.7		$93.6		$117.2
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2023		December 31, 2022		December 31, 2021
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$69.9	67.4%	$62.7	67.0%	$77.1	65.8%
Europe	16.6	16.0%	16.3	17.4%	20.1	17.2%
Asia	4.4	4.2%	3.2	3.4%	5.5	4.7%
Australia	6.5	6.3%	5.6	6.0%	5.9	5.0%
Other	6.3	6.1%	5.8	6.2%	8.6	7.3%
Total assets under management	$103.7		$93.6		$117.2
AUM flows and the annualized revenue impact of net flows
Net client cash flows and revenue impact of net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
In the following table, we present our asset flows and market appreciation (depreciation) by segment. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts (inflows), less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts (outflows), plus revenue impact from reinvested income and distributions. Annualized management fee for client flow is calculated by multiplying the annual gross fee rate for the relevant account with the inflow or the outflow, including our equity-accounted Affiliate. In addition, reinvested income and distributions is multiplied by the average fee rate for the respective segment to compute the revenue impact.
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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2023	2022	2021
Quant & Solutions
Beginning balance	$93.6	$117.2	$107.0
Gross inflows	9.3	11.1	10.6
Gross outflows	(15.2)	(18.0)	(19.7)
Reinvested income and distributions	3.6	3.8	2.7
Net flows	(2.3)	(3.1)	(6.4)
Market appreciation (depreciation)	12.4	(20.5)	15.5
Other(1)	—	—	1.1
Ending balance	$103.7	$93.6	$117.2
Average AUM(2)	$98.4	$98.7	$113.9

Liquid Alpha(3)
Beginning balance	$—	$—	$3.2
Sale of Affiliates	—	—	—
Gross inflows	—	—	—
Gross outflows	—	—	—
Reinvested income and distributions	—	—	—
Net flows	—	—	—
Market appreciation (depreciation)	—	—	—
Other(3)	—	—	(3.2)
Ending balance	$—	$—	$—
Average AUM	$—	$—	$—

Other(3)
Beginning balance	$—	$—	$5.8
Sale of Affiliates	—	—	(8.9)
Gross inflows	—	—	0.7
Gross outflows	—	—	(0.2)
Net flows	—	—	0.5
Market appreciation	—	—	0.6
Other(1)(3)(4)	—	—	2.0
Ending balance	$—	$—	$—
Average AUM	$—	$—	$5.4
Average AUM of consolidated Affiliates	$—	$—	$2.9

Total
Beginning balance	$93.6	$117.2	$116.0
Sale of Affiliates	—	—	(8.9)
Gross inflows	9.3	11.1	11.3
Gross outflows	(15.2)	(18.0)	(19.9)
Reinvested income and distributions	3.6	3.8	2.7
Net flows	(2.3)	(3.1)	(5.9)
Market appreciation (depreciation)	12.4	(20.5)	16.1
Other(4)	—	—	(0.1)
Ending balance	$103.7	$93.6	$117.2
Average AUM	$98.4	$98.7	$119.3
Average AUM of consolidated Affiliates	$98.4	$98.7	$116.8

Annualized basis points: inflows	48.7	46.6	46.4
Annualized basis points: outflows	42.2	39.6	36.5
Annualized revenue impact of net flows ($ in millions)	$(4.8)	$(5.0)	$(10.3)

(1)AUM representing liquid alternative strategies previously excluded from the Quant & Solutions segment has been reclassified as of January 1, 2021.
(2)Average AUM equals average AUM of consolidated Affiliates.
(3)ICM has been reclassified to the Other category as of the beginning of the first quarter of 2021. The Other category includes movements of our previously disposed affiliates, Campbell Global and ICM, for the year ended December 31, 2021.
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2023	2022	2021
Sub-advisory
Beginning balance	$11.8	$14.1	$11.5
Sale of Affiliates	—	—	(0.4)
Gross inflows	1.5	1.3	2.8
Gross outflows	(2.1)	(1.8)	(1.7)
Reinvested income and distributions	0.5	0.5	0.3
Net flows	(0.1)	—	1.4
Market appreciation (depreciation)	1.1	(2.3)	1.6
Ending balance	$12.8	$11.8	$14.1

Institutional
Beginning balance	$77.2	$97.8	$97.8
Sale of Affiliates	—	—	(6.0)
Gross inflows	6.3	8.3	7.1
Gross outflows	(12.5)	(15.1)	(16.6)
Reinvested income and distributions	2.9	3.1	2.3
Net flows	(3.3)	(3.7)	(7.2)
Market appreciation (depreciation)	10.4	(16.9)	13.3
Other(1)	—	—	(0.1)
Ending balance	$84.3	$77.2	$97.8

Retail / Other
Beginning balance	$4.6	$5.3	$6.7
Sale of Affiliates	—	—	(2.5)
Gross inflows	1.5	1.5	1.4
Gross outflows	(0.6)	(1.1)	(1.6)
Reinvested income and distributions	0.2	0.2	0.1
Net flows	1.1	0.6	(0.1)
Market appreciation (depreciation)	0.9	(1.3)	1.2
Ending balance	$6.6	$4.6	$5.3

Total
Beginning balance	$93.6	$117.2	$116.0
Sale of Affiliates	—	—	(8.9)
Gross inflows	9.3	11.1	11.3
Gross outflows	(15.2)	(18.0)	(19.9)
Reinvested income and distributions	3.6	3.8	2.7
Net flows	(2.3)	(3.1)	(5.9)
Market appreciation (depreciation)	12.4	(20.5)	16.1
Other(1)	—	—	(0.1)
Ending balance	$103.7	$93.6	$117.2

(1)Other movements related to billable assets adjustment for our previous Affiliate.

Our categorization of assets under management by client location includes:
i.U.S.-based clients, where the contracting client is based in the United States, and
ii.Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2023	2022	2021
U.S.
Beginning balance	$62.7	$77.1	$77.4
Sale of Affiliates	—	—	(7.9)
Gross inflows	5.4	6.0	6.6
Gross outflows	(9.1)	(9.0)	(11.8)
Reinvested income and distributions	2.4	2.6	1.8
Net flows	(1.3)	(0.4)	(3.4)
Market appreciation (depreciation)	8.5	(14.0)	11.0
Ending balance	$69.9	$62.7	$77.1

Non-U.S.
Beginning balance	$30.9	$40.1	$38.6
Sale of Affiliates		—	(1.0)
Gross inflows	3.9	5.1	4.7
Gross outflows	(6.1)	(9.0)	(8.1)
Reinvested income and distributions	1.2	1.2	0.9
Net flows	(1.0)	(2.7)	(2.5)
Market appreciation (depreciation)	3.9	(6.5)	5.1
Other(1)	—	—	(0.1)
Ending balance	$33.8	$30.9	$40.1

Total
Beginning balance	$93.6	$117.2	$116.0
Sale of Affiliates	—	—	(8.9)
Gross inflows	9.3	11.1	11.3
Gross outflows	(15.2)	(18.0)	(19.9)
Reinvested income and distributions	3.6	3.8	2.7
Net flows	(2.3)	(3.1)	(5.9)
Market appreciation (depreciation)	12.4	(20.5)	16.1
Other(1)	—	—	(0.1)
Ending balance	$103.7	$93.6	$117.2

(1)Other movements related to billable assets adjustment for our previous Affiliate.

At December 31, 2023, our total assets under management were $103.7 billion, an increase of $10.1 billion or 10.8%, compared to $93.6 billion at December 31, 2022. The assets under management at December 31, 2022 represented a decrease of $(23.6) billion or (20.1)% compared to $117.2 billion at December 31, 2021. The change in assets under management during the year ended December 31, 2023 reflects net market appreciation of $12.4 billion and net flows of $(2.3) billion, including reinvested income and distributions of $3.6 billion. The change in assets under management during the year ended December 31, 2022 reflects net market depreciation of $(20.5) billion and net flows of $(3.1) billion, including reinvested income and distributions of $3.8 billion. The change in assets under management during the year ended December 31, 2021 reflects the sale of Campbell Global and ICM of $(8.9) billion, net flows of $(5.9) billion, including reinvested income and distributions of $2.7 billion, and realizations and other of $(0.1) billion, offset by net market appreciation of $16.1 billion.
For the year ended December 31, 2023, our net outflows were $(2.3) billion compared to net outflows of $(3.1) billion for the year ended December 31, 2022 and net outflows of $(5.9) billion for the year ended December 31, 2021. The change in net outflows for the year ended December 31, 2023 was primarily due to lower outflows in certain Acadian strategies, partly as a result of less sizeable client-driven asset re-allocation. The change in net outflows for the year ended December 31, 2022 was primarily due to lower outflows in certain Acadian strategies, partly as the result of improved relative investment performance in the year ended December 31, 2022. Reinvested income and distributions of $3.6 billion, $3.8 billion, and $2.7 billion are reflected in the net flows for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, the annualized revenue impact of the net flows improved to $(4.8) million compared to $(5.0) million for the year ended December 31, 2022 and $(10.3) million for the year ended December 31, 2021.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2023, 2022 and 2021
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$373.2	$367.4	$433.3	$5.8	$(65.9)
Performance fees	50.4	49.4	84.8	1.0	(35.4)
Other revenue	—	—	5.7	—	(5.7)
Consolidated Funds’ revenue	3.0	0.4	—	2.6	0.4
Total revenue	426.6	417.2	523.8	9.4	(106.6)
Compensation and benefits	217.9	159.2	284.6	58.7	(125.4)
General and administrative expense	82.6	71.1	71.2	11.5	(0.1)
Amortization of acquired intangibles	—	0.1	0.1	(0.1)	—
Depreciation and amortization	17.3	18.5	22.1	(1.2)	(3.6)
Consolidated Funds’ expense	2.8	0.4	—	2.4	0.4
Total operating expenses	320.6	249.3	378.0	71.3	(128.7)
Operating income	106.0	167.9	145.8	(61.9)	22.1
Investment income (loss)	(0.1)	0.2	8.3	(0.3)	(8.1)
Interest income	6.1	0.8	0.2	5.3	0.6
Interest expense	(19.6)	(20.5)	(24.8)	0.9	(4.3)
Loss on extinguishment of debt	—	(3.2)	—	3.2	(3.2)
Gain on sale of subsidiaries	—	—	48.6	—	(48.6)
Net consolidated Funds’ investment gains (losses)	4.1	(0.4)	—	4.5	(0.4)
Income from continuing operations before taxes	96.5	144.8	178.1	(48.3)	(33.3)
Income tax expense	29.4	44.2	50.0	(14.8)	(5.8)
Income from continuing operations	67.1	100.6	128.1	(33.5)	(27.5)
Income from discontinued operations, net of tax	—	—	77.3	—	(77.3)
Gain on disposal of discontinued operations, net of tax	—	—	691.0	—	(691.0)
Net income	67.1	100.6	896.4	(33.5)	(795.8)
Net income attributable to non-controlling interests in consolidated Funds	1.3	—	68.0	1.3	(68.0)
Net income attributable to controlling interests	$65.8	$100.6	$828.4	$(34.8)	$(727.8)
Basic earnings per share ($)	$1.59	$2.39	$10.73	$(0.80)	$(8.34)
Diluted earnings per share ($)	1.55	2.33	10.29	(0.78)	(7.96)
Weighted average shares of common stock outstanding—basic	41.5	42.1	77.2	(0.6)	(35.1)
Weighted average shares of common stock outstanding—diluted	42.5	43.2	80.5	(0.7)	(37.3)
U.S. GAAP operating margin (2)	25%	40%	28%	(1540) bps	1241 bps

(1)Certain Funds have been consolidated due to our seed capital or co-investments in the Funds.
(2)U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$65.8	$100.6	$828.4
Exclude: Net income from discontinued operations attributable to controlling interests	—	—	(700.3)
Net income from continuing operations attributable to controlling interests	65.8	100.6	128.1
Add: Income tax expense	29.4	44.2	50.0
Pre-tax income from continuing operations attributable to controlling interests	$95.2	$144.8	$178.1
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
Average basis points earned on average assets under management were 37.9 bps for the year ended December 31, 2023, 37.2 bps for the year ended December 31, 2022 and 37.1 bps for the year ended December 31, 2021. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, dispositions, and disproportionate market movements.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Management fees increased $5.8 million, or 1.6%, from $367.4 million for the year ended December 31, 2022 to $373.2 million for the year ended December 31, 2023. The increase was primarily due to the improvement in blended average basis points on assets under management, due to fee rates from inflows being higher than outflows in 2022 and 2023. Average assets under management decreased (0.3)%, from $98.7 billion for the year ended compared to $98.4 billion for the year ended December 31, 2023, mainly due to large equity market declines in 2022 that reduced the beginning of 2023 assets under management to $93.6 billion.

Year ended December 31, 2022 compared to year ended December 31, 2021:    Management fees decreased $(65.9) million, or (15.2)%, from $433.3 million for the year ended December 31, 2021 to $367.4 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in average assets under management, a decrease in performance fees, as well as the disposition of Campbell Global in the third quarter of 2021. Average assets under management excluding our previous equity-accounted Affiliate decreased (15.0)%, from $116.8 billion for the year ended December 31, 2021 to $98.7 billion for the year ended December 31, 2022, primarily due to the negative market and net outflows over the previous twelve months, as well as the disposition of Campbell Global in the third quarter of 2021.
Performance Fees
Approximately $14.0 billion, or 14% of our AUM at December 31, 2023, are in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Performance fees increased $1.0 million, or 2.0%, from $49.4 million for the year ended December 31, 2022 to $50.4 million for the year ended December 31, 2023, primarily due to strong performance relative to market in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Performance fees decreased $(35.4) million, or (41.7)%, from $84.8 million for the year ended December 31, 2021 to $49.4 million for the year ended December 31, 2022. The decrease is partially driven by the reduction in assets under management, changes in outperformance during the year, and the disposition of Campbell Global in the third quarter of 2021.
Other Revenue
Year ended December 31, 2023 compared to year ended December 31, 2022:    There was no other revenue for the year ended December 31, 2023 and the year ended December 31, 2022.
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
ii.general and administrative expenses;
iii.amortization of acquired intangible assets;
iv.depreciation and amortization charges; and
v.expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023	2022	2021
Fixed compensation and benefits(1)	$93.1	$86.1	$100.2
Sales-based compensation(2)	7.6	7.7	7.6
Variable compensation(3)	112.2	100.3	130.5
Affiliate key employee distributions(4)	5.1	5.1	13.4
Non-cash Affiliate key employee equity revaluations(5)	(0.1)	(40.0)	32.9
Total U.S. GAAP compensation and benefits expense	$217.9	$159.2	$284.6

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2023, $93.1 million of fixed compensation and benefits (of the $93.1 million above) is included within economic net income. For the year ended December 31, 2022, $86.1 million of fixed compensation and benefits (of the $86.1 million above) is included within economic net income. For the year ended December 31, 2021, $97.2 million of fixed compensation and benefits (of the $100.2 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. The year ended December 31, 2021 reflects the recategorization of Fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the years ended December 31, 2023 and 2022.
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

	Years ended December 31,
($ in millions)	2023	2022	2021
Cash variable compensation	$105.9	$90.8	$124.6
Non-cash equity-based award amortization	6.3	9.5	5.9
Total variable compensation(a)	$112.2	$100.3	$130.5

(a)For the year ended December 31, 2023, $104.9 million of variable compensation expense (of the $112.2 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at Acadian of $7.3 million. For the year ended December 31, 2022, $100.3 million of variable compensation expense (of the $100.3 million above) is included within economic net income. For the year ended December 31, 2021, $129.6 million of variable compensation expense (of the $130.5 million above) is included within economic net income, which excludes the variable compensation associated with restructuring at an Affiliate of $0.9 million.
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
Year ended December 31, 2023 compared to year ended December 31, 2022:    Compensation and benefits expense increased $58.7 million, or 36.9%, from $159.2 million for the year ended December 31, 2022 to $217.9 million for the year ended December 31, 2023. Fixed compensation and benefits increased $7.0 million, or 8.1%, from $86.1 million for the year ended December 31, 2022 to $93.1 million for the year ended December 31, 2023, primarily reflecting cost of living increases and the new hires to support our growth initiatives. Variable compensation increased $11.9 million, or 11.9%, from $100.3 million for the year ended December 31, 2022 to $112.2 million for the year ended December 31, 2023. The increase was primarily attributable to severance-related costs at Acadian in the year ended December 31, 2023 and the inclusion of deferred compensation expense earned on current and prior year performance fee revenues, of which Acadian’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation decreased $(0.1) million, or (1.3)%, from $7.7 million for the year ended December 31, 2022 to $7.6 million for the year ended December 31, 2023 as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions were unchanged at $5.1 million for each of the years ended December 31, 2023 and 2022, respectively. Revaluations of Affiliate key employee equity changed $39.9 million in 2023, reflecting revaluations of key employee ownership interests at Acadian, as the value of the equity plan liability decreased $(40.0) million for the year ended December 31, 2022, and decreased $(0.1) million for the year ended December 31, 2023. The changes in value year over year reflect changes in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Compensation and benefits expense decreased $(125.4) million, or (44.1)%, from $284.6 million for the year ended December 31, 2021 to $159.2 million for the year ended December 31, 2022. Fixed compensation and benefits decreased $(14.1) million, or (14.1)%, from $100.2 million for the year ended December 31, 2021 to $86.1 million for the year ended December 31, 2022, primarily reflecting the disposition of Affiliates. Variable compensation decreased $(30.2) million, or (23.1)%, from $130.5 million for the year ended December 31, 2021 to $100.3 million for the year ended December 31, 2022. The decrease was primarily attributable to lower pre-bonus profits in the year ended December 31, 2022 and the disposition of Campbell Global. The decrease was partially offset by the inclusion of deferred compensation expense earned on prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation increased $0.1 million, or 1.3%, from $7.6 million for the years ended December 31, 2021 to $7.7 million for the year ended December 31, 2022. Affiliate key employee distributions decreased $(8.3) million, or (61.9)%, from $13.4 million for the year ended December 31, 2021 to $5.1 million for the year ended December 31, 2022 as a result of lower underlying operating earnings at the consolidated Affiliates. Revaluations of Affiliate key employee equity changed by $(72.9) million in 2022, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $32.9 million for the year ended December 31, 2021, and decreased $(40.0) million for the year ended December 31, 2022. The changes in value year over year reflect changes in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
General and Administrative Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:    General and administrative expense increased $11.5 million, or 16.2%, from $71.1 million for the year ended December 31, 2022 to $82.6 million for the year ended December 31, 2023. The increase was primarily due to higher systems, consultant and portfolio costs, as well as the impact of inflation and changes in foreign currency.
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

Amortization of Acquired Intangibles Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:    Amortization of acquired intangibles expense was $0.1 million for the year ended December 31, 2022. There was no amortization of acquired intangibles expense for the year ended December 31, 2023. This account reflects the amortization of intangible assets acquired by Acadian.
Year ended December 31, 2022 compared to year ended December 31, 2021:   Amortization of acquired intangibles expense was unchanged at $0.1 million for the years ended December 31, 2022 and 2021, respectively. This account reflects the amortization of intangible assets acquired by Acadian.
Depreciation and Amortization Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:    Depreciation and amortization expense decreased $(1.2) million, or (6.5)%, from $18.5 million for the year ended December 31, 2022 to $17.3 million for the year ended December 31, 2023. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.
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
i.investment income (loss);
ii.interest income;
iii.interest expense;
iv.loss on extinguishment of debt; and
v.gain on sale of subsidiaries
Investment Income
Year ended December 31, 2023 compared to year ended December 31, 2022:    Investment income decreased $(0.3) million, or (150.0)%, from $0.2 million for the year ended December 31, 2022 to $(0.1) million for the year ended December 31, 2023. The decrease is due to a decrease in returns generated by seed capital investments in the year ended December 31, 2023.
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

Interest Income
Year ended December 31, 2023 compared to year ended December 31, 2022:    Interest income increased $5.3 million, from $0.8 million for the year ended December 31, 2022 to $6.1 million for the year ended December 31, 2023. The increase was due to higher average cash balances and an increase in short-term investment returns in 2023.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Interest income increased $0.6 million, from $0.2 million for the year ended December 31, 2021 to $0.8 million for the year ended December 31, 2022. The increase was due to an increase in short-term investment returns in 2022.
Interest Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:    Interest expense decreased $0.9 million, or 4.4%, from $20.5 million for the year ended December 31, 2022 to $19.6 million for the year ended December 31, 2023, primarily due to the $1.3 million of additional interest expense incurred for the year ended December 31, 2022 related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Interest expense decreased $(4.3) million, or (17.3)%, from $24.8 million for the year ended December 31, 2021 to $20.5 million for the year ended December 31, 2022, primarily reflecting a lower balance of third party borrowings in 2022, slightly offset by $1.3 million of additional interest expense related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Loss on Extinguishment of Debt
Year ended December 31, 2023 compared to year ended December 31, 2022: There was no loss on extinguishment of debt for the year ended December 31, 2023. Loss on extinguishment of debt was $3.2 million for the year ended December 31, 2022 as a result of the full redemption of the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
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
Gain on Sale of Subsidiaries
Year ended December 31, 2023 compared to year ended December 31, 2022: There was no gain on sale of subsidiaries in the years ended December 31, 2023 and 2022.
Year ended December 31, 2022 compared to year ended December 31, 2021: Gain on sale of subsidiaries was $48.6 million for the year ended December 31, 2021, representing our gain on sale of our equity interest in ICM and Campbell Global, slightly offset by the loss on disposition of a business unit during the year ended December 31, 2021. There was no gain on sale of subsidiaries in the year ended December 31, 2022.

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
Year ended December 31, 2023 compared to year ended December 31, 2022:    Income tax expense decreased $(14.8) million, from $44.2 million for the year ended December 31, 2022 to $29.4 million for the year ended December 31, 2023. The decrease in income tax expense is primarily related to the decrease in income from continuing operations for the year ended December 31, 2023.
Year ended December 31, 2022 compared to year ended December 31, 2021:    Income tax expense decreased $(5.8) million, from $50.0 million for the year ended December 31, 2021 to $44.2 million for the year ended December 31, 2022. The decrease in income tax expense is primarily related to the decrease in the income from continuing operations for the year ended December 31, 2022.

U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Consolidated Funds’ revenue increased $2.6 million, from $0.4 million for the year ended December 31, 2022 to $3.0 million for the year ended December 31, 2023. Consolidated Funds’ expense increased $2.4 million, from $0.4 million for the year ended $0.4 million to $2.8 million for the year ended December 31, 2023. The increase in Consolidated Funds’ revenue and increase in Consolidated Funds’ expense is due to changes in the population of Consolidated Funds during the year ended December 31, 2023.
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

Year ended December 31, 2023 compared to year ended December 31, 2022:    There was no income from discontinued operations for the years ended December 31, 2023 and 2022.

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

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2023, 2022 and 2021. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2023	2022	2021
Numerator: Operating income	$106.0	$167.9	$145.8
Denominator: Total revenue	$426.6	$417.2	$523.8
U.S. GAAP operating margin(1)	24.8%	40.2%	27.8%

Numerator: Total operating expenses(2)	$317.8	$248.9	$378.0
Denominator: Management fee revenue	$373.2	$367.4	$433.3
U.S. GAAP operating expense / management fee revenue(3)	85.2%	67.7%	87.2%

Numerator: Variable compensation	$112.2	$100.3	$130.5
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$223.1	$273.3	$289.7
U.S. GAAP variable compensation ratio(3)	50.3%	36.7%	45.0%

Numerator: Affiliate key employee distributions	$5.1	$5.1	13.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$110.9	$173.0	$159.2
U.S. GAAP Affiliate key employee distributions ratio(3)	4.6%	2.9%	8.4%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin would be 25.0% for the year ended December 31, 2023, 40.3% for the year ended December 31, 2022 and 27.8% for the year ended December 31, 2021.
(2)Excludes consolidated Funds’ expense of $2.8 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.
(3)Excludes the effect of Funds’ consolidation for the years ended December 31, 2023 and 2022.
(4)Excludes consolidated Funds’ revenue of $3.0 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2023	2022	2021
Operating income	$106.0	$167.9	$145.8
Affiliate key employee distributions	5.1	5.1	13.4
Operating (income) loss of consolidated Funds	(0.2)	—	—
Operating income before Affiliate key employee distributions	$110.9	$173.0	$159.2
Variable compensation	112.2	100.3	130.5
Operating income before variable compensation and Affiliate key employee distributions	$223.1	$273.3	$289.7

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
To calculate economic net income, we re-categorize certain line items on our Consolidated Statements of Operations to reflect the following:
•We exclude the effect of Funds’ consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our stockholders.
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
Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2023, 2022 and 2021
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2023, 2022 and 2021:

		Years ended December 31,
($ in millions)		2023	2022	2021
U.S. GAAP net income attributable to controlling interests		$65.8	$100.6	$828.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.1)	(40.0)	32.9
ii.	Goodwill impairment and amortization of acquired intangible assets	—	0.1	0.1
iii.	Capital transaction costs	0.3	5.2	1.8
iv.	Seed/Co-investment (gains) losses and financings(1)	(1.5)	0.6	(4.0)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.5	1.5	1.1
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	9.5	1.3	(743.8)
vii.	ENI tax normalization(3)	2.4	3.3	(1.7)
Tax effect of above adjustments, as applicable(4)		(2.2)	9.0	3.5
Economic net income		$75.7	$81.6	$118.3

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2023, 2022 and 2021 are shown in the following table.

	Years ended December 31,
($ in millions)	2023	2022	2021
Seed/Co-investment (gains) losses	$(2.9)	$0.2	$(5.7)
Financing costs:
Seed/Co-investment average balance	22.1	6.1	28.9
Blended interest rate*	6.5%	6.5%	5.9%
Financing costs	1.4	0.4	1.7
Net seed/co-investment (gains) losses and financing	$(1.5)	$0.6	$(4.0)

* The blended rate is based on the weighted average rate of the long-term debt.

(2)For the year ended December 31, 2023, includes severance costs at Acadian of $7.3 million, legal-related restructuring costs at the Center of $0.9 million, and costs associated with the transfer of an insurance policy from our former Parent of $1.3 million. For the year ended December 31, 2022, includes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former Parent of $1.2 million. For the year ended December 31, 2021, includes net income from discontinued operations attributable to controlling interest of $700.3 million, restructuring costs at the Center and Affiliates of $3.8 million, costs associated with the transfer of an insurance policy from our former Parent of $1.2 million, and the gain on sale of subsidiaries of $48.6 million.
(3)Includes adjustments of $(0.2) million, $0.2 million and $3.0 million to remove the tax benefit (expense) resulting from the change in liabilities for uncertain tax positions recorded during the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Reflects the sum of line items (i), (ii), (iii), (iv) and the restructuring portion of line item (vi) taxed at the 27.3% U.S. statutory rate (including state tax).
The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2023, 2022 and 2021:

		Years ended December 31,
($)		2023	2022	2021
U.S. GAAP net income per share		$1.55	$2.33	$10.29
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	—	(0.92)	0.41
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	—
iii.	Capital transaction costs	0.01	0.12	0.02
iv.	Seed/Co-investment (gains) losses and financings	(0.04)	0.01	(0.05)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.04	0.03	0.01
vi.	Discontinued operations and restructuring	0.21	0.03	(9.23)
vii.	ENI tax normalization	0.06	0.08	(0.02)
Tax effect of above adjustments		(0.05)	0.21	0.04
Economic net income per share		$1.78	$1.89	$1.47
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

ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP Revenue	$426.6	$417.2	$523.8
Include earnings from equity-accounted Affiliate	—	—	2.6
Exclude revenue from consolidated Funds attributable to non-controlling interests	(3.0)	(0.4)	—
Exclude Fund expenses reimbursed by customers(1)	—	—	(2.9)
ENI Revenue	$423.6	$416.8	$523.5

(1)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the years ended December 31, 2023 and 2022.
The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2023	2022	2021
Management fees(1)	$373.2	$367.4	$433.3
Performance fees (2)	50.4	49.4	84.8
Other income, including equity-accounted Affiliate(3)	—	—	5.4
ENI Revenue	$423.6	$416.8	$523.5

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.
(3)ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from our equity-accounted Affiliate of $2.6 million for the year ended December 31, 2021. For the year ended December 31, 2021, other income excludes certain Fund expenses initially paid by our previously divested Affiliate, Campbell Global, on the Funds’ behalf that are subsequently reimbursed. This recategorization is not applicable for the years ended December 31, 2023 and 2022. Refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis” for a full discussion regarding the items excluded from the calculation of economic net income.

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP other revenue	$—	$—	$5.7
Earnings from equity-accounted Affiliate	—	—	2.6
Exclude Fund expenses reimbursed by customers(1)	—	—	(2.9)
ENI other income	$—	$—	$5.4

(1)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the years ended December 31, 2023 and 2022.

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP operating expense	$320.6	$249.3	$378.0
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	0.1	40.0	(32.9)
Amortization of acquired intangible assets	—	(0.1)	(0.1)
Capital transaction costs	—	—	(1.2)
Restructuring costs(1)	(9.5)	(1.3)	(5.1)
Fund expenses reimbursed by customers(2)	—	—	(2.9)
Funds’ operating expenses	(2.8)	(0.4)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(3)	(104.9)	(100.3)	(129.6)
Affiliate key employee distributions	(5.1)	(5.1)	(13.4)
ENI operating expense	$198.4	$182.1	$192.8

(1)For the year ended December 31, 2023, includes $7.3 million of severance costs at Acadian, $0.9 million of legal-related restructuring costs at the Center and $1.3 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2022, includes $0.1 million of restructuring costs and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2021, includes restructuring costs at the Center and the Affiliates of $3.8 million and $1.2 million costs associated with the transfer of an insurance policy from our former Parent.
(2)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the years ended December 31, 2023 and 2022.
(3)For the year ended December 31, 2023, excludes variable compensation related to severance at Acadian of $7.3 million that is included within restructuring costs. For the year ended December 31, 2021, excludes variable compensation related to restructuring at the Center and the Affiliates of $0.9 million that is included within restructuring costs.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2023	2022	2021
Fixed compensation & benefits(1)	$93.1	$86.1	$97.2
General and administrative expenses(2)	88.0	77.5	73.5
Depreciation and amortization	17.3	18.5	22.1
ENI operating expense	$198.4	$182.1	$192.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense to ENI fixed compensation and benefits expense for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023	2022	2021
Total U.S. GAAP compensation and benefits expense	$217.9	$159.2	$284.6
Non-cash key employee equity and profit interest revaluations excluded from ENI	0.1	40.0	(32.9)
Sales-based compensation reclassified to ENI general & administrative expenses	(7.6)	(7.7)	(7.6)
Affiliate key employee distributions	(5.1)	(5.1)	(13.4)
Restructuring expenses	(7.3)	—	(0.9)
Variable compensation	(104.9)	(100.3)	(129.6)
Fund expenses reimbursed by customers(a)	—	—	(3.0)
ENI fixed compensation and benefits	$93.1	$86.1	$97.2

(a)Reflects the recategorization of fund expenses reimbursed by customers of Campbell Global, a former Affiliate that was divested in August 2021. This recategorization is not applicable for the years ended December 31, 2023 and 2022.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP general and administrative expense	$82.6	$71.1	$71.2
Sales-based compensation	7.6	7.7	7.6
Capital transaction costs	—	—	(1.2)
Restructuring costs(a)	(2.2)	(1.3)	(4.1)
ENI general and administrative expense	$88.0	$77.5	$73.5

(a)Reflects $0.9 million related to restructuring at the Center and $1.3 million of costs associated with the transfer of an insurance policy from our former Parent for the year ended December 31, 2023. Reflects $0.1 million related to restructuring and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent in the year ended December 31, 2022. Reflects $2.9 million related to restructuring at the Center and Affiliates, and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent in the year ended December 31, 2021.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2023, 2022 and 2021. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2023	2022	2021
Numerator: ENI operating earnings(1)	$120.3	$134.4	$201.1
Denominator: ENI revenue	$423.6	$416.8	$523.5
ENI operating margin(2)	28.4%	32.2%	38.4%

Numerator: ENI operating expense	$198.4	$182.1	$192.8
Denominator: ENI management fee revenue(3)	$373.2	$367.4	$433.3
ENI operating expense ratio(4)	53.2%	49.6%	44.5%

Numerator: ENI variable compensation	$104.9	$100.3	$129.6
Denominator: ENI earnings before variable compensation(1)(5)	$225.2	$234.7	$330.7
ENI variable compensation ratio(6)	46.6%	42.7%	39.2%

Numerator: Affiliate key employee distributions	$5.1	$5.1	$13.4
Denominator: ENI operating earnings(1)	$120.3	$134.4	$201.1
ENI Affiliate key employee distributions ratio(7)	4.2%	3.8%	6.7%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP operating income	$106.0	$167.9	$145.8
Include earnings from equity-accounted Affiliate	—	—	2.6
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(0.1)	(40.0)	32.9
Goodwill impairment and the amortization of acquired intangible assets	—	0.1	0.1
Capital transaction costs	—	—	1.2
Restructuring costs(a)	9.5	1.3	5.1
Affiliate key employee distributions	5.1	5.1	13.4
Variable compensation	104.9	100.3	129.6
Funds’ operating income	(0.2)	—	—
ENI earnings before variable compensation	225.2	234.7	330.7
Less: ENI variable compensation	(104.9)	(100.3)	(129.6)
ENI operating earnings	120.3	134.4	201.1
Less: ENI Affiliate key employee distributions	(5.1)	(5.1)	(13.4)
ENI earnings after Affiliate key employee distributions	$115.2	$129.3	$187.7

(a)For the year ended December 31, 2023, includes $7.3 million of severance costs at Acadian, $0.9 million of legal-related restructuring costs at the Center, and $1.3 million associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2022, includes $0.1 million of restructuring costs at the Center and Affiliates, and $1.2 million associated with the transfer of an insurance policy from our former Parent. For the year ended December 31, 2021, includes $3.8 million of restructuring costs at the Center and the Affiliates, and $1.2 million associated with the transfer of an insurance policy from our former Parent.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, was 25.0% for the year ended December 31, 2023, 40.3% for the year ended December 31, 2022 and 27.8% for the year ended December 31, 2021.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2023	2022	2021
Pre-tax economic net income(1)	$103.4	$112.0	$165.4
Taxes at the U.S. federal and state statutory rates(2)	(28.3)	(30.6)	(45.2)
Other reconciling tax adjustments	0.6	0.2	(1.9)
Tax on economic net income	(27.7)	(30.4)	(47.1)
Economic net income	$75.7	$81.6	$118.3
Economic net income effective tax rate(3)	26.8%	27.1%	28.5%

(1)Includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2023	2022	2021
U.S. GAAP interest income	$6.1	$0.8	$0.2
U.S. GAAP interest expense	(19.6)	(20.5)	(24.8)
U.S. GAAP net interest expense	(13.5)	(19.7)	(24.6)
Other ENI interest expense exclusions(a)	1.7	2.4	2.3
ENI net interest income (expense)	(11.8)	(17.3)	(22.3)
ENI earnings after Affiliate key employee distributions(b)	115.2	129.3	187.7
Pre-tax economic net income	$103.4	$112.0	$165.4

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Includes $1.4 million related to the cost of seed and co-investment financing and $0.3 million related to the amortization of debt issuance costs for the year ended December 31, 2023. Includes $0.4 million related to the cost of seed and co-investment financing and $2.0 million related to the amortization of debt issuance costs for the year ended December 31, 2022. Includes $1.7 million related to the cost of seed and co-investment financing and $0.6 million related to the amortization of debt issuance costs for the year ended December 31, 2021.
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

Investments
The value of our seed capital investments was $41.4 million as of December 31, 2023 and $22.9 million as of December 31, 2022, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within our Affiliate’s investment products. The following table reconciles the investments balance per our Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	December 31, 2023	December 31, 2022
Investments per Consolidated Balance Sheets	$64.7	$48.4
Seed capital investment in consolidated Funds	21.4	14.5
Investments related to long-term incentive compensation plans	(44.7)	(40.0)
Total seed capital investments	$41.4	$22.9

Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, systematic macro, equity alternatives, and credit strategies. This segment is comprised of our interest in Acadian.
The corporate head office is included within the Other category, along with our previously disposed Affiliate, Campbell Global, for the year ended December 31, 2021. We completed the sale of our equity interest in Campbell Global in August 2021. ICM is also included in the Other category for the year ended December 31, 2021. We completed the sale of our equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment.
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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees and amortization of acquired intangible assets, capital transaction costs, and restructuring costs. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Funds’ revenues, expenses and investment return recorded under U.S. GAAP.

Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Affiliate key employee distributions disclosed previously within this section.
    Segment ENI Revenue
The following tables identify the components of segment ENI revenue for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023		2022
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$373.2	$373.2	$367.4	$367.4
Performance fees	50.4	50.4	49.4	49.4
ENI revenue	$423.6	$423.6	$416.8	$416.8

	Year ended December 31,
($ in millions)	2021
	Quant & Solutions	Other	Total
Management fees	$419.4	$13.9	$433.3
Performance fees	68.7	16.1	84.8
Other income, including equity-accounted Affiliate	—	5.4	5.4
ENI revenue	$488.1	$35.4	$523.5
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2023 compared to year ended December 31, 2022:  Quant & Solutions ENI revenue increased $6.8 million, or 1.6%, from $416.8 million for the year ended December 31, 2022 to $423.6 million for the year ended December 31, 2023. The increase was due to 2.0% higher performance fees in the year ended December 31, 2023, as well as 1.6% higher management fees due to improvement in blended average basis points on assets under management, due to fee rates from inflows being higher than outflows in the years ended December 31, 2023 and 2022.
Year ended December 31, 2022 compared to year ended December 31, 2021:   Quant & Solutions ENI revenue decreased $(71.3) million, or (14.6)%, from $488.1 million for the year ended December 31, 2021 to $416.8 million for the year ended December 31, 2022. The decrease was due to (28.1)% lower performance fees in the year ended December 31, 2022, as well as (12.4)% lower management fees driven by lower average AUM resulting from equity market decline and net outflows in the year ended December 31, 2022.
    Segment ENI Expense
The following tables identify the components of segment ENI expense for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
($ in millions)	2023			2022
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$86.6	$6.5	$93.1	$79.0	$7.1	$86.1
General and administrative expense	80.3	7.7	88.0	68.4	9.1	77.5
Depreciation and amortization	17.3	—	17.3	18.1	0.4	18.5
Total ENI Operating Expenses	$184.2	$14.2	$198.4	$165.5	$16.6	$182.1
Variable compensation	102.2	2.7	104.9	96.0	4.3	100.3
Affiliate key employee distributions	5.1	—	5.1	5.1	—	5.1
Total Expenses	$291.5	$16.9	$308.4	$266.6	$20.9	$287.5

	Year ended December 31,
($ in millions)	2021
	Quant & Solutions	Other	Total
Fixed compensation & benefits	$79.1	$18.1	$97.2
General and administrative expense	60.5	13.0	73.5
Depreciation and amortization	21.2	0.9	22.1
Total ENI Operating Expenses	$160.8	$32.0	$192.8
Variable compensation	100.8	28.8	129.6
Affiliate key employee distributions	12.4	1.0	13.4
Total Expenses	$274.0	$61.8	$335.8
Quant & Solutions Segment ENI Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:  Quant & Solutions ENI operating expense increased $18.7 million, or 11.3%, from $165.5 million for the year ended December 31, 2022 to $184.2 million for the year ended December 31, 2023. The increase was driven by 17.4% higher ENI general and administrative expense primarily due to higher systems, consultant and portfolio costs, as well as the impact of inflation and changes in foreign currency. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense increased 6.5%, driven by the inclusion of deferred compensation expense earned on current and prior year performance fee revenues. Affiliate key employee distributions attributable to Quant & Solutions was unchanged.
Year ended December 31, 2022 compared to year ended December 31, 2021:   Quant & Solutions ENI operating expense increased $4.7 million, or 2.9%, from $160.8 million for the year ended December 31, 2021 to $165.5 million for the year ended December 31, 2022. The increase was driven by 13.1% higher ENI general and administrative expense primarily due to higher travel and entertainment, consultant, and system costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense decreased (4.8)%, as a result of lower earnings before variable compensation, including performance fees. Affiliate key employee distributions attributable to Quant & Solutions decreased (58.9)%, impacted by lower ENI earnings after variable compensation and the leveraged nature of the distribution share.

Other ENI Expense
Year ended December 31, 2023 compared to year ended December 31, 2022:  Other ENI operating expense decreased $(2.4) million, or (14.5)%, from $16.6 million for the year ended December 31, 2022 to $14.2 million for the year ended December 31, 2023. The decrease was driven by (8.5)% lower ENI fixed compensation and benefits due to lower headcount at the corporate head office and (15.4)% lower ENI general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (37.2)% due to lower non-cash equity compensation amortization at the corporate head office.
Year ended December 31, 2022 compared to year ended December 31, 2021:   Other ENI operating expense decreased $(15.4) million, or (48.1)%, from $32.0 million for the year ended December 31, 2021 to $16.6 million for the year ended December 31, 2022. The decrease was driven by (60.8)% lower ENI fixed compensation and benefits and (30.0)% lower ENI general and administrative expense, both driven by the disposition of Affiliates during 2021. Other ENI variable compensation expense decreased (85.1)% primarily due to the disposition of Campbell Global in 2021.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2023	2022	2021
Cash provided by (used in)(1)(2)
Operating activities	$77.7	$119.0	$(4.4)
Investing activities	(31.4)	(13.0)	1,036.0
Financing activities	(8.1)	(233.7)	(1,152.4)

(1)Excludes consolidated Funds.
(2)Cash flow data shown only includes cash flows from continuing operations.
Our most significant uses of cash include share repurchases, repayment of third-party borrowings, third-party interest payments, tax payments, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2023, 2022 and 2021
Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $(41.3) million, from net cash provided of $119.0 million during the year ended December 31, 2022 to net cash provided of $77.7 million during the year ended December 31, 2023. The decrease was driven by changes in operating asset and liabilities period-over-period, including changes in investment advisory fees receivable and accrued incentive compensation balances, as well as changes in net income period over period.
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

Net cash provided by (used in) investing activities of continuing operations, excluding consolidated Funds, was $(31.4) million, $(13.0) million and $1,036.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Fluctuations are principally due to the timing of sale proceeds received from the sales of Landmark, TSW, Campbell Global and ICM totaling $1,010.9 million in 2021. Fluctuations are also impacted by the timing of investments or redemptions of seed capital. Net cash (used in) received from the (purchase) and sale of investments was $(17.6) million, $3.1 million and $40.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, third-party borrowings, payments made to OM plc, withholding tax payments on stock option exercises and dividend payments. Net cash used in financing activities was $(8.1) million, $(233.7) million and $(1,152.4) million for the years ended December 31, 2023, 2022 and 2021, respectively. Share repurchases, revolving credit facility borrowing activity and third party borrowing activity were the drivers of the changes in financing activities year over year. We paid $(3.3) million for share repurchases in 2023 compared to $(103.2) million in 2022 and $(1,121.7) million in 2021. In 2022, we paid down net $(125.0) million against third party and revolving credit facility borrowings compared to $0.0 million in 2023 and $0.0 million in 2021.
Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2023	2022	2021
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$146.8	$108.4	252.1
Investment advisory fees receivable	143.4	122.5	167.1
Investments	37.9	18.8	4.6
Other current assets(2)	2.7	2.0	4.9
Total current assets	$330.8	$251.7	$428.7
Current liabilities
Accounts payable and accrued expenses	$39.1	$31.0	35.2
Accrued short-term incentive compensation	99.3	92.5	117.4
Notes payable and other debt(3)	—	—	121.8
Other short-term liabilities(4)	10.8	10.4	4.7
Total current liabilities	$149.2	$133.9	$279.1
Working Capital	$181.6	$117.8	$149.6
Long-term notes payable and other debt	$273.9	273.5	$273.1

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
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $181.6 million at December 31, 2023. Our most significant current liabilities have been accounts payable, accrued compensation expense and the short-term portion of our third-party debt. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at an appropriate level to meet short-term operational needs at both Acadian and BSUS. Periodic distributions of Acadian earnings to BSUS and Acadian key employee equity holders are made according to our distribution policies, with BSUS having the ability to access any surplus cash at Acadian as necessary during interim periods.
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	December 31, 2023	December 31, 2022	Interest rate	Maturity
Revolving credit facility:
$125 million revolving credit facility	$—	$—	Variable rate	March 7, 2025
Total revolving credit facility	$—	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$273.9	$273.5	4.80%	July 27, 2026
5.125% Senior Notes Due 2031(1)	—	—	5.125%	August 1, 2031
Total third party borrowings	$273.9	$273.5

(1)On January 18, 2022, we completed the full redemption of the $125.0 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031. As a result of this transaction, we recorded $3.2 million of loss on extinguishment of debt within the Consolidated Statements of Operations for the year ended December 31, 2022.
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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At December 31, 2023, Acadian’s Leverage Ratio was 0x and Acadian’s Interest Coverage Ratio was 53.9x.
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
As of December 31, 2023, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities:

	Years ended December 31,
($ in millions)	2023	2022
Share-based payments liability	$23.0	$19.4
Affiliate profit interests liability	—	—
Employee equity	23.0	19.4
Voluntary deferral plan liability	44.5	39.9
Total	$67.5	$59.3
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

Certain of our and Acadian’s key employees are eligible to participate in our voluntary deferral plan, or VDP, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. There is a voluntary deferral plan investment balance included in investments on the Consolidated Balance Sheets that corresponds to this deferral liability.
Additionally, we have recorded accrued incentive compensation of $101.3 million and $92.5 million on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $19.2 million and $10.2 million is expected to be recognized in the years ending December 31, 2024 and 2025, respectively.
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2024 annual meeting of shareholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
($ in millions)	2023	2022	2021
Net income attributable to controlling interests	$65.8	$100.6	828.4
Net interest expense to third parties	13.5	19.7	24.6
Income tax expense (including tax expenses related to discontinued operations)	29.4	44.2	306.7
Depreciation and amortization (including intangible assets and discontinued operations)	17.3	18.6	25.4
EBITDA	$126.0	$183.1	1,185.1
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	1.2	(37.7)	34.8
EBITDA of discontinued operations attributable to controlling interests	—	—	(960.2)
(Gain) loss on seed and co-investments	(2.9)	0.2	(5.7)
Restructuring(1)	9.5	1.3	(43.5)
Capital transaction costs	—	3.2	1.2
Adjusted EBITDA	133.8	150.1	211.7
ENI net interest expense to third parties	(11.8)	(17.3)	(22.3)
Depreciation and amortization(2)	(18.6)	(20.8)	(24.0)
Tax on economic net income	(27.7)	(30.4)	(47.1)
Economic net income	$75.7	$81.6	118.3

(1)Included in restructuring for the year ended December 31, 2023 are $7.3 million of severance costs at Acadian, $0.9 million of legal-related restructuring costs at the Center and $1.3 million costs associated with the transfer of an insurance policy from our former Parent. Included in restructuring for the year ended December 31, 2022 are $0.1 million of restructuring costs and $1.2 million costs associated with the transfer of an insurance policy from our former Parent. Included in restructuring for the year ended December 31, 2021 are $3.8 million of restructuring costs at the Center and Affiliates and $1.2 million of costs associated with the transfer of an insurance policy from our former Parent and the gain on sale of Affiliates of $48.6 million.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Third party borrowings	$275.0	$—	$275.0	$—	$—
Lease obligations	85.1	9.4	17.7	16.9	41.1
Other liabilities(1)	$0.8	0.8	—	—	—
Maximum Affiliate equity and profits interests repurchase obligations(2)	23.0	3.7	6.1	4.6	8.6
Total contractual obligations	$383.9	$13.9	$298.8	$21.5	$49.7

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
We utilize a specific recognition threshold and measurement attribute for the Consolidated Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The prescribed two-step process for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. If it is, the second step then requires a company to measure this tax position benefit as the largest cumulative amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits and related interest and penalties are adjusted periodically to reflect changing facts and circumstances.
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
Our model for assessing the impact of market risk on our results uses December 31, 2023 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2023. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2023.

Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 35% of our ENI cost structure is variable, representing variable compensation and Acadian key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected to calculate profit after tax.
The value of our assets under management was $103.7 billion as of December 31, 2023. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $39 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $14 billion, or 14%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $5 million impact to our gross performance fees based on our trailing twelve month performance fees of $50 million as of December 31, 2023. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $17 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $101 billion of equity assets under management to increase or decrease by $10 billion, resulting in a change in annualized management fee revenue of $38 million and an annual change in post-tax economic net income of approximately $15 million, given our current cost structure, operating model, and weighted average equity fee rates of 38 basis points at the mix of strategies as of December 31, 2023. Approximately $13 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $83 billion of foreign currency denominated AUM to increase or decrease by $8 billion, resulting in a change in annualized management fee revenue of $33 million and an annual change in post-tax economic net income of $13 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of December 31, 2023. Approximately $12 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There was no balance drawn on our revolving credit facility as of December 31, 2023. We currently do not hedge against interest rate risk. As of December 31, 2023, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the twelve months ended December 31, 2023.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSphere Investment Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Assessment of the fair value measurement of the cash-settled affiliate awards liability
As discussed in Notes 2, 12 and 19 to the consolidated financial statements, the Company has issued cash-settled equity awards to certain key employees of an affiliate which are liability classified. The total liability for these awards was $23.0 million at December 31, 2023. The liability is remeasured each reporting period to its fair value. The fair value is determined using discounted cash flow analysis which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, and when award holders maximize value subject to post-vesting restrictions.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the fair value of the cash-settled affiliate awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings and growth rates to internal financial forecasts and historical results. We also compared certain inputs used in developing the forecasted earnings and growth rates to third party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and also assess that puts occur when award holders maximize value. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating whether the methodology used to calculate the fair value of the awards was appropriate
•performing calculations of market risk adjustments using data that was independently obtained or otherwise corroborated
•evaluating the discount rates used by the Company by comparing them against discount rates that were developed using publicly available market data
•performing calculations of the fair value of the liability using the Company’s forecasted earnings and a combination of independent assumptions and Company assumptions and comparing the result to the amount recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Boston, Massachusetts
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
BrightSphere Investment Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited BrightSphere Investment Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Boston, Massachusetts
February 28, 2024

BrightSphere Investment Group Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$146.8	$108.4
Investment advisory fees receivable	143.4	122.5
Income taxes receivable	2.7	2.0
Fixed assets, net	44.2	47.7
Right of use assets	57.2	59.9
Investments	64.7	48.4
Goodwill	20.3	20.3
Other assets	27.2	27.7
Deferred tax assets	69.7	64.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	0.8	12.8
Investments	33.9	1.9
Other assets	0.5	2.4
Total assets	$611.4	$518.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$39.1	$31.0
Accrued incentive compensation	101.3	92.5
Other compensation liabilities	67.5	59.3
Accrued income taxes	2.6	4.6
Operating lease liabilities	72.4	75.8
Other liabilities	0.8	1.1
Revolving credit facility	—	—
Third party borrowings	273.9	273.5
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.2	0.3
Derivative liabilities at fair value	0.1	2.2
Securities sold short at fair value	4.0	—
Total liabilities	561.9	540.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	9.3	—
Equity:
Common stock (par value $0.001; 41,372,291 and 41,435,087 shares, respectively, issued)	—	—
Additional paid-in capital	—	1.5
Retained earnings (deficit)	46.9	(12.5)
Accumulated other comprehensive loss	(6.7)	(10.6)
Total equity and redeemable non-controlling interests in consolidated Funds	49.5	(21.6)
Total liabilities and equity	$611.4	$518.7

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Management fees	$373.2	$367.4	$433.3
Performance fees	50.4	49.4	84.8
Other revenue	—	—	5.7
Consolidated Funds’ revenue	3.0	0.4	—
Total revenue	426.6	417.2	523.8
Operating expenses:
Compensation and benefits	217.9	159.2	284.6
General and administrative expense	82.6	71.1	71.2
Amortization of acquired intangibles	—	0.1	0.1
Depreciation and amortization	17.3	18.5	22.1
Consolidated Funds’ expense	2.8	0.4	—
Total operating expenses	320.6	249.3	378.0
Operating income	106.0	167.9	145.8
Non-operating income and (expense):
Investment income (loss)	(0.1)	0.2	8.3
Interest income	6.1	0.8	0.2
Interest expense	(19.6)	(20.5)	(24.8)
Loss on extinguishment of debt	—	(3.2)	—
Gain on sale of subsidiaries	—	—	48.6
Net consolidated Funds’ investment gains (losses)	4.1	(0.4)	—
Total non-operating income (loss)	(9.5)	(23.1)	32.3
Income from continuing operations before taxes	96.5	144.8	178.1
Income tax expense	29.4	44.2	50.0
Income from continuing operations	67.1	100.6	128.1
Income from discontinued operations, net of tax	—	—	77.3
Gain on disposal of discontinued operations, net of tax	—	—	691.0
Net income	67.1	100.6	896.4
Net income attributable to non-controlling interests in consolidated Funds	1.3	—	68.0
Net income attributable to controlling interests	$65.8	$100.6	$828.4
Earnings per share (basic) attributable to controlling interests	$1.59	$2.39	$10.73
Earnings per share (diluted) attributable to controlling interests	1.55	2.33	10.29
Continuing operations earnings per share (basic) attributable to controlling interests	1.59	2.39	1.66
Continuing operations earnings per share (diluted) attributable to controlling interests	1.55	2.33	1.59
Weighted average shares outstanding	41.5	42.1	77.2
Weighted average diluted shares outstanding	42.5	43.2	80.5

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$67.1	$100.6	$896.4
Other comprehensive income:
Amortization related to derivative securities, net of tax	2.5	3.3	2.4
Foreign currency translation adjustment, net of tax	1.4	(3.1)	0.4
Total other comprehensive income	3.9	0.2	2.8
Total comprehensive income	71.0	100.8	899.2
Comprehensive income attributable to non-controlling interests in consolidated Funds	1.3	—	68.0
Total comprehensive income attributable to controlling interests	$69.7	$100.8	$831.2

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2023, 2022 and 2021
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2020	79.4	$0.1	$492.4	$(176.5)	$(13.6)	$302.4	$1.7	$80.3	$384.4	$—	$384.4
Issuance of common stock	1.6	—	2.7	—	—	2.7	—	—	2.7	—	2.7
Repurchase of common stock	(35.6)	(0.1)	(465.7)	(655.9)	—	(1,121.7)	—	—	(1,121.7)	—	(1,121.7)
Capital contributions	—	—	—	—	—	—	3.8	29.7	33.5	—	33.5
Equity-based compensation	—	—	1.9	—	—	1.9	—	—	1.9	—	1.9
Foreign currency translation adjustment	—	—	—	—	0.4	0.4	—	—	0.4	—	0.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Withholding tax related to stock option exercise	—	—	(31.3)	—	—	(31.3)	—	—	(31.3)	—	(31.3)
Other changes in non-controlling interests	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Net de-consolidation of Funds	—	—	—	—	—	—	—	(178.0)	(178.0)	—	(178.0)
Dividends ($0.04 per share)	—	—	—	(2.8)	—	(2.8)	—	—	(2.8)	—	(2.8)
Net income	—	—	—	828.4	—	828.4	—	68.0	896.4	—	896.4
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$—	$(17.6)	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	—	(103.2)	—	(103.2)
Equity-based compensation	—	—	2.4	—	—	2.4	—	—	2.4	—	2.4
Foreign currency translation adjustment	—	—	—	—	(3.1)	(3.1)	—	—	(3.1)	—	(3.1)
Amortization related to derivative securities, net of tax	—	—	—	—	3.3	3.3	—	—	3.3	—	3.3
Withholding tax related to stock option exercise	—	—	(0.9)	(1.4)	—	(2.3)	—	—	(2.3)	—	(2.3)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	(1.7)	—	—	(1.7)	—	(1.7)
Net income	—	—	—	100.6	—	100.6	—	—	100.6	—	100.6
December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$—	$(21.6)	$—	$(21.6)
Issuance of common stock	0.3	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(0.3)	—	(0.3)	(4.8)	—	(5.1)	—	—	(5.1)	—	(5.1)
Capital contributions	—	—	—	—	—	—	—	—	—	9.9	9.9
Equity-based compensation	—	—	1.2	—	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustment, net of tax	—	—	—	—	1.4	1.4	—	—	1.4	—	1.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.5	2.5	—	—	2.5	—	2.5
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(2.4)	—	—	(2.4)	—	—	(2.4)	—	(2.4)
De-consolidation of Funds	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Dividends ($0.04 per share)	—	—	—	(1.6)	—	(1.6)	—	—	(1.6)	—	(1.6)
Net income	—	—	—	65.8	—	65.8	—	—	65.8	1.3	67.1
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$—	$—	$40.2	$9.3	$49.5

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$67.1	$100.6	$896.4
Less: Income from discontinued operations, net of tax	—	—	(77.3)
Less: Net income attributable to non-controlling interests in consolidated Funds from continuing operations	(1.3)	—	—

Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Amortization of acquired intangibles	—	0.1	0.1
Gain on sale of discontinued operations	—	—	(691.0)
Loss on extinguishment of debt	—	3.2	—
Gain on sale of subsidiaries	—	—	(48.6)
Depreciation and amortization	17.3	18.5	22.1
Amortization of debt-related costs	4.1	5.6	4.6
Amortization and revaluation of non-cash compensation awards	7.4	(30.3)	39.1
Net earnings from Affiliate accounted for using the equity method	—	—	(2.6)
Distributions received from equity method Affiliate	—	—	4.4
Distributions from discontinued operations	—	—	52.7
Deferred income taxes	(6.0)	6.4	(1.5)
(Gains) losses on other investments	(5.6)	3.4	(8.8)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	(20.9)	44.6	(87.9)
(Increase) decrease in other receivables, prepayments, deposits and other assets	0.2	(2.1)	2.2
Increase (decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	10.2	(33.4)	44.7
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	5.2	2.4	(153.0)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	77.7	119.0	(4.4)
Net income attributable to non-controlling interests in consolidated Funds from continuing operations	1.3	—	—
Adjustments to reconcile net income (loss) attributable to non-controlling interests of consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
Purchase of investments	(19.7)	(0.2)	—
Sale of investments	13.6	0.1	—
Losses on other investments	(1.1)	—	—
(Increase) decrease in receivables and other assets	(3.5)	(2.4)	—
Increase (decrease) in accounts payable and other liabilities	—	0.3	—
Net cash flows from operating activities of continuing operations of consolidated Funds	(9.4)	(2.2)	—
Net cash flows from operating activities of continuing operations	68.3	116.8	(4.4)
Net cash flows from operating activities of discontinued operations	—	—	(7.1)
Total net cash flows from operating activities	68.3	116.8	(11.5)

BrightSphere Investment Group Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from investing activities:
Additions of fixed assets	(13.8)	(16.1)	(15.1)
Proceeds from sale of discontinued operations	—	—	949.3
Proceeds from sale of subsidiaries	—	—	61.6
Purchase of investment securities	(25.8)	(5.5)	(2.5)
Sale of investment securities	8.2	8.6	42.7
Cash flows from investing activities of consolidated Funds:
De-consolidation of Funds	(12.5)	—	—
Net cash flows from investing activities of continuing operations	(43.9)	(13.0)	1,036.0
Net cash flows from investing activities of discontinued operations	—	—	3.1
Total net cash flows from investing activities	(43.9)	(13.0)	1,039.1
Cash flows from financing activities:
Proceeds from revolving credit facility	113.5	214.0	176.0
Repayment of third party borrowings and revolving credit facility	(113.5)	(339.0)	(176.0)
Payment of debt issuance costs	—	(0.9)	(0.4)
Proceeds from stock issuance	—	—	2.7
Payment to OM plc for co-investment redemptions	(0.4)	(1.1)	(1.5)
Repurchases of common stock	(3.3)	(103.2)	(776.7)
Repurchases of common stock from related parties	—	—	(345.0)
Dividends paid to shareholders	(1.4)	(0.8)	(1.9)
Dividends paid to related parties	(0.6)	(0.4)	(1.0)
Withholding tax payments related to stock option exercise and restricted stock vesting	(2.4)	(2.3)	(28.6)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	9.9	—	—
Net cash flows from financing activities of continuing operations	1.8	(233.7)	(1,152.4)
Net cash flows from financing activities of discontinued operations	—	—	(27.2)
Total net cash flows from financing activities	1.8	(233.7)	(1,179.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	(1.0)	—
Net increase (decrease) in cash and cash equivalents	26.4	(130.9)	(152.0)
Cash and cash equivalents at beginning of period (including restricted cash)	121.2	252.1	372.9
Cash and cash equivalents at beginning of period classified within assets held for sale	—	—	31.2
Cash and cash equivalents at end of period	147.6	121.2	252.1
Less: cash and cash equivalents at end of period classified within assets held for sale	—	—	—
Cash and cash equivalents at end of period (including restricted cash)	$147.6	$121.2	$252.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$15.5	$16.0	$19.6
Income taxes paid	$37.8	$36.8	$205.0

Supplemental disclosure of non-cash investing and financing transactions:
Payable for repurchases of common stock	$1.8	$—	$—
De-consolidation of Funds	$(1.9)	$—	$—

See Notes to Consolidated Financial Statements

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

1) Organization and Description of the Business

BrightSphere Investment Group Inc. (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management company. The Company provides investment management services globally to predominantly institutional investors. The Company historically held interests in a diverse group of investment management firms (the “Affiliates”) individually headquartered in the United States. The Company completed the disposition of certain Affiliates and, since 2021, has operated the business through one Affiliate, Acadian Asset Management LLC (“Acadian”). Acadian comprises the Company’s Quant & Solutions reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, systematic macro, equity alternatives, and credit strategies.
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
The corporate head office is included within the Other category, along with the Company’s previously disposed Affiliates, Campbell Global, LLC (“Campbell Global”) and Investment Counselors of Maryland (“ICM”) for the year ended December 31, 2021.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of December 31, 2023, Paulson & Co. Inc. (“Paulson”) held approximately 21.6% of the common stock of the Company.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
In December 2023, the Company’s Board of Directors authorized a $100 million share repurchase program. For the year ended December 31, 2023, the Company repurchased 268,800 shares of common stock at an average price of $19.03 per share, or approximately $5.1 million in total, including commissions. In connection with these repurchases, a reduction to additional paid-in capital in the amount of $0.3 million was recorded until it was depleted, with the remaining $4.8 million of share repurchases recorded to retained earnings.
For the year ended December 31, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions. A reduction to retained deficit was recorded for the full amount of these share repurchases.
For the year ended December 31, 2021, the Company did not repurchase any shares of common stock in the open market other than the tender offer noted above. In connection with the shares repurchased in the tender offer, a reduction to additional paid-in capital in the amount of $465.7 million was recorded until it was depleted, with the remaining of $655.9 million of share repurchases recorded to retained deficit.
All shares of common stock repurchased by the Company were retired.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
December 31, 2023 and 2022

2) Basis of Presentation and Significant Accounting Policies (cont.)

Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Performance fees are recognized when they (i) become billable to customers (based on contractual terms of agreements) and (ii) are not subject to contingent repayment.
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
    Revenue from other sources
Revenue from other sources also includes interest income on cash and cash equivalents and revenue from administration and consulting services.
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
December 31, 2023 and 2022

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
The Company has compensation arrangements with certain of its Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by, or granted to Affiliate key employees and may be repurchased either by Affiliate key employees or by the Company at a future date, subject to service requirements having been met. Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled. The fair value of the liability is determined with the assistance of third party valuation specialists using a discounted cash flow analysis which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. The liability is revalued at each reporting period, with any movements recorded within compensation expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
December 31, 2023 and 2022

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
December 31, 2023 and 2022

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Equity method investments
The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments includes the Company’s former Affiliate, ICM.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Use of estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from such estimates, and the differences may be material to the Consolidated Financial Statements.
Operating segment
The Company currently operates in one reportable segment that provides investment management services and products primarily to institutional clients. See Note 22 for further information regarding the Company’s segment.
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
December 31, 2023 and 2022

2) Basis of Presentation and Significant Accounting Policies (cont.)

Investment advisory fees receivable
The Company earns management and performance fees which are billed monthly, quarterly and annually, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned but have not yet been collected are presented as investment advisory fees receivable on the Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. The Company typically does not record an allowance for doubtful accounts or bad debt expense, or any amounts recorded have been immaterial.
Fixed assets
Fixed assets are recorded at historical cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use capitalized during the application development stage is amortized using the straight-line method over the estimated useful life of the software, which is generally seven years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.
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
December 31, 2023 and 2022

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
December 31, 2023 and 2022

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
December 31, 2023 and 2022

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
The Company’s accounting policy is to treat the global intangible low-taxed income taxes as period costs in the accounting and tax periods in which they are incurred.

A tax benefit should only be recognized if it is more-likely-than-not that the position will be sustained based on its technical merits. The Company recognizes the financial statement benefit of a tax position only after considering the probability that a tax authority would uphold the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest cumulative amount of benefit greater than 50% likely of being sustained. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. Unrecognized tax benefits and related interest and penalties are adjusted periodically to reflect changing facts and circumstances. The Company’s accounting policy is to classify interest and related charges as a component of income tax expense.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
Other comprehensive income (loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the accompanying Consolidated Statements of Operations, adjusted for foreign currency translation adjustments, net of tax and adjustments to the valuation and amortization of certain derivative securities, net of tax.
New accounting standards not yet adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The amendment is effective for fiscal year beginning after December 15, 2023 and is retrospectively applicable to all prior periods presented in its consolidated financial statements. We are currently evaluating the impact of adopting this standard, however, we expect the standard to result in additional segment footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

2) Basis of Presentation and Significant Accounting Policies (cont.)

jurisdiction. This amendment is effective for fiscal year beginning after December 15, 2024. We are currently evaluating the impact of adopting this standard and have not yet determined our transition approach.

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
December 31, 2023 and 2022

3) Discontinued Operations (cont.)

The major classes of revenue and expenses constituting net income from discontinued operations attributable to controlling interests for Landmark and TSW in the Consolidated Statements of Operations for the years ended December 31 are as follows (in millions):

	2023	2022	2021
Revenues	$—	$—	$115.1
Operating expenses:
Compensation and benefits	—	—	91.2
General and administrative expenses	—	—	8.1
Amortization of intangibles	—	—	2.7
Depreciation and amortization	—	—	0.5
Consolidated Funds’ expense	—	—	0.1
Total operating expenses	—	—	102.6
Operating income	—	—	12.5
Investment gains of consolidated Funds	—	—	68.1
Income from discontinued operations before taxes	—	—	80.6
Income tax expense	—	—	3.3
Income from discontinued operations, net of tax	—	—	77.3
Gain on disposal, net of tax of $0.0, $0.0, and $253.4	—	—	691.0
Total discontinued operations	—	—	768.3
Income from discontinued operations attributable to non-controlling interests	—	—	68.0
Net income from discontinued operations attributable to controlling interests	$—	$—	$700.3

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

4) Investments
Investments are comprised of the following at December 31 (in millions):

	2023	2022
Investments of consolidated Funds	$33.9	$1.9
Other investments	20.0	8.4
Investments related to long-term incentive compensation plans	44.7	40.0
Total investments per Consolidated Balance Sheets	$98.6	$50.3
Investment income is comprised of the following for the years ended December 31 (in millions):

	2023	2022	2021
Realized and unrealized gains (losses) on other investments	$(0.1)	$0.2	$5.7
Earnings from equity-accounted investment in Affiliate	—	—	2.6
Total investment income per Consolidated Statements of Operations	$(0.1)	$0.2	$8.3
Investment gains (losses) on net consolidated funds is comprised of the following for the years ended December 31 (in millions):

	2023	2022	2021
Realized and unrealized gains (losses) on consolidated Funds	$4.1	$(0.4)	$—
Total net consolidated Funds’ investment gains (losses) per Consolidated Statements of Operations	$4.1	$(0.4)	$—

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2023
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$19.0	$—	$—	$—	$19.0
Corporate bonds	—	14.8	—	—	14.8
Derivatives	$—	$0.1	$—	$—	$0.1
Consolidated Funds total	19.0	14.9	—	—	33.9
Investments in separate accounts(2)	2.1	—	—	—	2.1
Investments related to long-term incentive compensation plans(3)	44.7	—	—	—	44.7
Investments in unconsolidated Funds(4)	—	—	—	17.9	17.9
BSIG total	46.8	—	—	17.9	64.7
Total fair value assets	$65.8	$14.9	$—	$17.9	$98.6

Liabilities of consolidated Funds(1)
Securities sold short	$(4.0)	$—	$—	$—	$(4.0)
Derivatives	$—	$(0.1)	$—	$—	$(0.1)
Consolidated Funds total	(4.0)	(0.1)	—	—	(4.1)
Total fair value liabilities	$(4.0)	$(0.1)	$—	$—	$(4.1)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 (in millions):

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

5) Fair Value Measurements (cont.)

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
If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model with unobservable inputs, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

5) Fair Value Measurements (cont.)

(2)Investments in separate accounts of $2.1 million at December 31, 2023 are composed of approximately 1% cash equivalents and 99% equity securities. Investments in separate accounts of $4.2 million at December 31, 2022, consist of approximately 100% of equity securities and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $44.7 million and $40.0 million at December 31, 2023 and December 31, 2022, respectively, are investments in publicly registered daily redeemable funds (some managed by Acadian), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $17.9 million and $4.2 million at December 31, 2023 and December 31, 2022, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.6 million and $4.1 million at December 31, 2023 and December 31, 2022, respectively, are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from December 31, 2023. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2023.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2023	2022
Assets
Investments	$33.9	$1.9
Other assets of consolidated Funds	1.3	15.2
Total Assets	$35.2	$17.1
Liabilities
Liabilities of consolidated Funds	$4.3	$2.5
Total Liabilities	$4.3	$2.5
“Investments” consist of investments in equities, corporate bonds and derivative securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2023	2022
Unconsolidated VIE assets	$669.1	$728.1
Unconsolidated VIE liabilities	$316.5	$303.6
Equity interests on the Consolidated Balance Sheets	$3.6	$4.1
Maximum risk of loss(1)	$3.6	$4.1

(1)Includes equity investments the Company has made or is required to make.

7) Fixed Assets
Fixed assets consisted of the following at December 31 (in millions):

	2023	2022
Leasehold improvements	$30.0	$29.0
Office equipment	9.5	8.3
Furniture and fixtures	6.2	6.1
Software and web development	118.0	110.8
Fixed assets, at cost	163.7	154.2
Accumulated depreciation and amortization	(119.5)	(106.5)
Fixed assets, net	$44.2	$47.7
Depreciation and amortization expense for continuing operations was $17.3 million, $18.5 million and $22.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company disposed of property, plant, and equipment with a cost basis of $4.4 million and accumulated depreciation of $(4.4) million during the year ended December 31, 2023. These disposals included leasehold improvements, office equipment, furniture and fixtures and software. There were no gains or losses on disposals recorded.

8) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate leases within 1 year.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

8) Leases (cont.)

The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2023	2022	2021
Operating lease cost	$8.6	$10.0	$11.2
Variable lease cost	0.1	0.1	0.1
Sublease income	—	(0.5)	(0.5)
Total operating lease expense	$8.7	$9.6	$10.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.3	$6.4	11.1
ROU asset obtained in exchange for new operating lease liabilities	3.4	2.2	3.0
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2023 and 2022, the weighted average remaining lease term was 9.5 and 10.5 years, respectively, and the weighted average discount rate was 3.53% and 3.40%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2024	$9.4
2025	8.9
2026	8.8
2027	8.4
2028	8.5
Thereafter	41.1
Total lease payments	85.1
Less imputed interest	(12.7)
Total	$72.4

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

9) Goodwill
The following table presents the changes in goodwill in 2023 and 2022 (in millions):

Quant & Solutions
Goodwill	$22.1
Accumulated impairment	(1.8)
December 31, 2021	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2022	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2023	$20.3

10) Related Party Transactions
Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2023	2022
Investment advisory fee receivable from unconsolidated Funds(1)	$21.2	$23.4
Total amounts due for investment advisory fee receivables from related parties	$21.2	$23.4
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2023	2022	2021
Management fees from unconsolidated Funds(1)	$86.5	$93.6	$52.7
Performance fees from unconsolidated Funds(1)	1.0	3.6	2.0
Total related party revenues	$87.5	$97.2	$54.7

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

10) Related Party Transactions (cont.)

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

11) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2023	2022
Accounts payable	$8.6	$4.7
Accrued expenses	24.9	20.6
Accrued interest payable	5.6	5.7
Total accounts payable and accrued expenses	$39.1	$31.0

12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2023	2022
Share-based payments liability (Note 19)	$23.0	$19.4
Profit interests compensation liability	—	—
Voluntary deferral plan liability (Note 18)	44.5	39.9
Total other compensation liabilities	$67.5	$59.3
Profit interests compensation expense amounted to $0.0 million in 2023, $(28.0) million in 2022, and $31.8 million in 2021. Redemptions of profit sharing interests from Affiliate key employees for cash were $0.0 million in 2023, $2.7 million in 2022, and $0.0 million in 2021.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

13) Borrowings and Debt

The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	December 31, 2023			December 31, 2022
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$—	$—		$—	$—
Total revolving credit facility	$—	$—		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	273.9	263.1	2	273.5	249.7	2
$125 million 5.125% Senior Notes Due August 1, 2031(2)(3)	—	—		—	—
Total third party borrowings	$273.9	$263.1		$273.5	$249.7

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

13) Borrowings and Debt (cont.)

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
The weighted average interest rate for the revolving credit facility was 6.19%, 2.64% and 1.60% in 2023, 2022 and 2021, respectively.
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
The fair value of the senior notes was determined using broker quotes and any recent trading activity for the notes, which are considered Level II inputs.
As of December 31, 2023, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2024	$—
2025	—
2026	275.0
2027	—
2028	—
Thereafter	—
Total	$275.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2023.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

14) Income Taxes

Income from continuing operations before income taxes consisted of the following for the years ended December 31 (in millions):

	2023	2022	2021
Domestic	$90.1	$139.1	$171.3
Foreign	6.4	5.7	6.8
Total	$96.5	$144.8	$178.1

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2023	2022	2021
Current:
Federal	$22.6	$21.9	$36.4
State	11.2	14.4	16.3
Foreign	1.6	1.5	2.3
Total current expense (benefit)	35.4	37.8	55.0
Deferred:
Federal	(6.3)	4.7	(3.4)
State	0.5	1.5	(1.3)
Foreign	(0.2)	0.2	(0.3)
Total deferred expense (benefit)	(6.0)	6.4	(5.0)
Total tax expense (benefit)	$29.4	$44.2	$50.0

The Company has recognized income tax expense related to derivative securities within other comprehensive income of $0.9 million, $1.3 million and $0.9 million in the years ended December 31, 2023, 2022 and 2021, respectively.
The provision for income taxes in 2023, 2022 and 2021 included benefits of $0.0 million, $0.1 million and $0.5 million, respectively, related to the utilization of net operating loss carryforwards.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

14) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2023	2022	2021
Tax at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.3%	8.0%	6.8%
Other permanent tax items	(0.2)%	0.1%	0.2%
Executive Compensation	0.1%	0.2%	1.6%
Adjustment to liabilities for uncertain tax positions	0.2%	(0.1)%	(1.7)%
Effect of foreign operations	0.8%	0.7%	0.7%
Effect of changes in tax law	3.5%	—%	—%
Effect of disposal of Affiliates	—%	—%	(0.1)%
Effect of income from non-controlling interest	(0.3)%	—%	—%
Impact of increased state tax obligations to deferred tax assets	(1.5)%	(0.5)%	(0.4)%
Other	(0.4)%	1.1%	—%
Effective income tax rate for continuing operations	30.5%	30.5%	28.1%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to its state tax obligations. During the quarter ended December 31, 2023, Massachusetts enacted a change in the state’s apportionment formula for corporations. The Company measures its deferred tax assets and liabilities at the enacted rates for the period in which these items would reverse. As a result, the Company recorded the discrete tax impact due to the effect of the change in tax law.
The Company reduced its liability for uncertain tax positions by $0.5 million, $0.9 million and $3.4 million during the years ended December 31, 2023, 2022 and 2021, respectively, due to the lapse of statute of limitations.
The Company has elected to treat global intangible low-taxed income (“GILTI”) taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $0.6 million, $0.9 million and $0.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the GILTI tax.

During the year ending December 31, 2023, the Company removed its indefinite reinvestment of foreign unremitted earnings assertion for multiple foreign subsidiaries. For foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon repatriation from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings and the amount of any unrecognized deferred income tax liability on these unremitted earnings is immaterial at December 31, 2023.

In connection with the sale of its Affiliates, the Company recorded tax expense of $0.0 million, $0.0 million, and $9.4 million, including tax impacts of non-deductible tax items, during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, during the year ended December 31, 2021, the Company recorded income tax expense of $256.7 million in discontinued operations.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

14) Income Taxes (cont.)

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2023	2022
Deferred tax assets:
Investment in partnerships	63.6	56.9
Employee compensation	1.6	2.4
Other	2.1	1.9
Cash flow hedge	2.6	3.6
Total deferred tax assets	69.9	64.8
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	69.9	64.8
Deferred tax liabilities:
Right of use assets	0.1	0.1
Investments	0.1	—
Total deferred tax liabilities	0.2	0.1
Net deferred tax assets	$69.7	$64.7
At December 31, 2023 and 2022, the Company’s net deferred tax asset primarily relates to its basis difference in its investment in Acadian Asset Management LLC, which is treated as a partnership for federal income tax purposes.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2023, 2022 and 2021. As of December 31, 2023, management believes it is more likely than not that the balance of the deferred tax assets will be realized based on forecasted taxable income.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

14) Income Taxes (cont.)

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2023	2022	2021
Balance as of January 1	$0.9	$1.0	$3.6
Additions based on current year tax positions	0.7	0.7	0.1
Reductions related to lapses of statutes of limitations	(0.5)	(0.8)	(2.7)
Balance as of December 31	$1.1	$0.9	$1.0
The Company’s liability for uncertain tax positions includes unrecognized benefits of $0.8 million and $0.7 million at December 31, 2023 and 2022, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $0.1 million, $0.0 million, and $(0.5) million in interest and penalties in its income tax provision for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax positions at December 31, 2023, 2022 and 2021 includes accrued interest and penalties of $0.2 million, $0.1 million and $0.1 million, respectively.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2023 the Company is subject to examination in three jurisdictions.
The Company and its subsidiaries file tax returns in the U.S., U.K., state, local, and other foreign jurisdictions. As of December 31, 2023, 2022 and 2021, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2019.

At December 31, 2023, it is reasonably possible that the total amounts of unrecognized tax benefits will change within the next twelve months due to the expiration of statutes of limitations. The Company estimates a decrease of up to $0.1 million within the next twelve months.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

15) Commitments and Contingencies

Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed party. This guaranty expires in 2033. There are no liabilities recorded on the Consolidated Balance Sheet as of December 31, 2023 and 2022, related to this guaranty.
Litigation
The Company and its Affiliate are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliate. The Company and its Affiliate establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2023, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2023, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2023.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

15) Commitments and Contingencies (cont.)

Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliate operate. For the Company and its Affiliate, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits. Additionally, the Company holds insurance policies which cover historical tax benefits relating to certain of its deferred tax assets. The insurers of the policies are considered a significant counterparty to the Company.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

16) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2023, 2022 and 2021 is as follows (dollars in millions, except per share data):

	2023	2022	2021
Numerator:
Income from continuing operations attributable to controlling interests	$65.8	$100.6	$128.1
Income from discontinued operations attributable to controlling interests (Note 3)	—	—	700.3
Net income attributable to controlling interests	65.8	100.6	828.4
Less: Total income available to participating unvested securities(1)	—	—	(0.1)
Total net income attributable to common stock	$65.8	$100.6	$828.3
Denominator:
Weighted-average shares of common stock outstanding—basic	41,493,154	42,056,278	77,213,010
Potential shares of common stock:
Restricted stock units	7,448	14,147	33,175
Employee stock options	1,037,341	1,085,844	3,239,739
Weighted-average shares of common stock outstanding—diluted	42,537,943	43,156,269	80,485,924
Earnings per share of common stock attributable to controlling interests:
Basic:
Continuing operations	$1.59	$2.39	$1.66
Discontinued operations	—	—	9.07
Basic earnings per share of common stock attributable to controlling interests	$1.59	$2.39	$10.73
Diluted
Continuing operations	$1.55	$2.33	$1.59
Discontinued operations	—	—	8.70
Diluted earnings per share of common stock attributable to controlling interests	$1.55	$2.33	$10.29

(1)Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. There was no revenue from expense reimbursements for the year ended December 31, 2023 and 2022. Revenue from expense reimbursements amounted to $2.9 million for the year ended December 31, 2021, and is recorded in other revenue in the Company’s Consolidated Statements of Operations. Other revenue may also include other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the years ended December 31 (in millions) is presented below:

	2023	2022	2021
Quant & Solutions
U.S.	$281.9	$279.1	$313.1
Non-U.S.	91.3	88.3	106.3
Other(1)
U.S.	—	—	10.2
Non-U.S.	—	—	3.7
Management fee revenue	$373.2	$367.4	$433.3

(1)The Company’s previously divested Affiliates, Campbell Global and ICM, are included within the Other category for year ended December 31, 2021.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

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
As of December 31, 2023 and 2022, a total of $44.5 million and $39.9 million, respectively, had been recorded as long-term compensation liabilities and a total of $44.7 million and $40.0 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $4.8 million and $4.9 million, respectively, for the year ended December 31, 2023, $4.9 million and $4.9 million, respectively, for the year ended December 31, 2022, and $3.5 million, and $3.5 million, respectively, for the year ended December 31, 2021. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 of $5.5 million, $6.0 million and $8.5 million, respectively.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

19) Equity-based Compensation
Cash-settled Affiliate awards
The Company maintains compensation arrangements with certain of its Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by, or granted to Affiliate key employees subject to a limit imposed by the Company, and may be repurchased either by Affiliate key employees or by the Company at a future date at the then applicable fair value, subject to service requirements having been met. Compensation expense is recognized over the requisite service period equal to the cumulative vested fair value of the award at the end of each period up to the vesting date.
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
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2023	2022	2021
Balance, beginning of period	$19.4	$28.1	$25.0
Amortization and revaluation of granted awards	6.2	(4.6)	5.4
Affiliate disposals	—	—	(0.8)
Repurchases (cash-settled)	(2.6)	(4.1)	(1.5)
Balance, end of period	$23.0	$19.4	$28.1
Equity-settled corporate awards
BrightSphere Investment Group equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. As of December 31, 2023, the Company had 4.6 million shares of common stock available to be granted under the various plans.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

19) Equity-based Compensation (cont.)
Compensation expense recognized by the Company for the years ended December 31, 2023, 2022 and 2021 in relation to these awards was $1.2 million, $2.4 million, and $1.9 million respectively. The related income tax benefit recognized for years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.3 million and $0.3 million respectively. Unamortized compensation expense related to unvested RSUs at December 31, 2023 of $1.0 million is expected to be recognized over a weighted-average period of 1.6 years. The service inception date for annual awards granted in 2023 is deemed to be January 1, 2022. It is anticipated that annual awards for 2023 with a fair value of $0.6 million will be granted during 2024 with a service inception date of January 1, 2023.
The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2023		2022		2021
BrightSphere Investment Group Inc. awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSUs	49,494	24.04	59,999	22.62	15,548	22.06
Grants of restricted stock in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock awards:

	2023		2022		2021
BrightSphere Investment Group Inc. RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	2,500	$10.09	14,010	$13.26
Granted during the year	—	—	—	—	—	—
Forfeited during the year	—	—	(125)	10.09	(1,500)	10.09
Vested during the year	—	—	(2,375)	10.09	(10,010)	14.53
Outstanding at end of the year	—	$—	—	$—	2,500	$10.09
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock awards granted to employees. There were no RSAs granted by the Company during the years ended December 31, 2023, 2022 and 2021. Restricted stock awards under the plan generally have a vesting period of one to three years.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

19) Equity-based Compensation (cont.)
Grants of restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to restricted stock units:

	2023		2022		2021
BrightSphere Investment Group Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	71,664	$20.95	38,703	$15.33	60,364	$10.53
Granted during the year	49,494	24.04	59,999	22.62	15,548	22.06
Forfeited during the year	(15,823)	25.05	(3,003)	17.55	(2,345)	10.30
Vested during the year	(56,538)	19.72	(24,035)	16.51	(34,864)	10.35
Outstanding at end of the year	48,797	$24.19	71,664	$20.95	38,703	$15.33
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock units granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Performance-based restricted stock awards in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock awards:

	2023		2022		2021
BrightSphere Investment Group Inc. Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—	83,092	$9.78
Vested during the year	—	—	—	—	(36,007)	9.78
Other movements	—	—	—	—	(47,085)	9.78
Outstanding at end of the year	—	$—	—	$—	—	$—
Other movements includes performance-based RSAs that did not meet the market vesting condition and did not vest during the year ended December 31, 2021. There were no performance-based RSAs granted by the Company during the years ended December 31, 2023, 2022, and 2021.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

19) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock units in BrightSphere Investment Group Inc.
The following table summarizes the activity related to performance-based restricted stock units:

	2023		2022		2021
BrightSphere Investment Group Inc. Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	9,013	$14.62	9,013	$14.62
Vested during the year	—	—	(7,932)	14.62	—	—
Other movements	—	—	(1,081)	14.62	—	—
Outstanding at end of the year	—	$—	—	$—	9,013	$14.62
Other movements includes performance-based RSUs that did not meet the market vesting condition and did not vest during the year ended December 31, 2022. There were no performance-based RSUs granted by the Company during the years ended December 31, 2023, 2022, and 2021. Performance-based RSUs under the plan have a vesting period of three years.
Grants of Stock Options in BrightSphere Investment Group Inc.
The following tables summarizes the activity related to the Company’s stock option awards:

	2023
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	2,470,463	$10.97	1.6
Granted during the year	—	—
Forfeited during the year	(75,000)	10.00
Exercised during the year	(736,463)	11.80
Outstanding at end of the year	1,659,000	$10.64	0.8	$14,128,440
Exercisable at end of the year	1,659,000	$10.64	0.8	$14,128,440

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

19) Equity-based Compensation (cont.)

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
There were no stock options granted by the Company during the year ended December 31, 2023, 2022, and 2021. The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $1.3 million and $1.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $6.0 million and $75.5 million, respectively. The Company received $0.0 million, $0.0 million and $2.7 million related to the exercise of options for the year ended December 31, 2023, 2022, and 2021, respectively. The Company realized tax benefits of $0.3 million, $0.3 million, and $0.6 million related to the exercise of options for the year ended December 31, 2023, 2022, and 2021, respectively. Shares issued upon exercise of the options represent newly issued shares.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

20) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2020	$4.4	$(18)	$(13.6)
Foreign currency translation adjustment before tax	0.4	—	0.4
Amortization related to derivatives securities, before tax	—	3.3	3.3
Tax impact	—	(0.9)	(0.9)
Other comprehensive income	0.4	2.4	2.8
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment before tax	(3.1)	—	(3.1)
Amortization related to derivatives securities, before tax(1)	—	4.6	4.6
Tax impact	—	(1.3)	(1.3)
Other comprehensive income	(3.1)	3.3	0.2
Balance, as of December 31, 2022	$1.7	(12.3)	$(10.6)
Foreign currency translation adjustment before tax	1.4	—	1.4
Amortization related to derivatives securities, before tax	—	3.4	3.4
Tax impact	—	(0.9)	(0.9)
Other comprehensive income (loss)	1.4	2.5	3.9
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)

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
December 31, 2023 and 2022

21) Derivatives and Hedging

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
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $2.5 million, net of tax of $(0.9) million for the year ended December 31, 2023. As of December 31, 2023, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(9.8) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $3.4 million, $4.6 million and $3.3 million have been reclassified for the years ended December 31, 2023, 2022 and 2021, respectively. During the next twelve months the Company expects to reclassify approximately $3.6 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $4.6 million interest expense reclassified to earnings for the year ended December 31, 2022) was reclassified to earnings as interest expense.

22) Segment Information
The Company has the following reportable segment:
•Quant & Solutions—comprised of versatile, often highly-tailored strategies that leverage data and technology in a computational, factor-based investment process across a range of asset classes in developed and emerging markets, including global, non-U.S. and small-cap equities, as well as managed volatility, systematic macro, equity alternatives, and credit strategies. This segment is comprised of the Company’s interest in Acadian.

The corporate head office is included within the Other category, along with its previously disposed Affiliate, Campbell Global, for the year ended December 31, 2021. The Company completed the sale of its equity interests in Campbell Global in August 2021. ICM is included in the Other category for the year ended December 31, 2021. The Company completed the sale of its equity interests in ICM in July 2021. The corporate head office expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

22) Segment Information (cont.)
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
ENI operating expenses include compensation and benefits, general and administrative expense, and depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees, amortization of acquired intangible assets, capital transaction costs, restructuring costs, and the separate expenses recorded under U.S. GAAP for certain Fund expenses reimbursed to Affiliates. Additionally, variable compensation and Affiliate key employee distributions are segregated from ENI operating expenses.
ENI segment results are also adjusted to exclude the portion of consolidated Fund revenues, expenses and investment return recorded under U.S. GAAP.

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

22) Segment Information (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company’s segments and related adjustments necessary to reconcile the segment economic net income to arrive at the Company's consolidated U.S. GAAP net income (loss).
The following table presents the financial data for the Company’s segment for the year ended December 31, 2023 (in millions):

	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$423.6	$—	$3.0	(a)	$426.6

ENI operating expenses	184.2	14.2	4.9	(b)	203.3
Earnings before variable compensation	239.4	(14.2)	(1.9)		223.3
Variable compensation	102.2	2.7	7.3	(c)	112.2
ENI operating earnings (after variable comp)	137.2	(16.9)	(9.2)		111.1
Affiliate key employee distributions	5.1	—	—		5.1
Earnings after Affiliate key employee distributions	132.1	(16.9)	(9.2)		106.0
Net interest expense	—	(11.8)	(1.7)	(d)	(13.5)
Net investment income	—	—	4.0	(e)	4.0
Net (income) loss attributable to non-controlling interests in consolidated Funds	—	—	(1.3)	(e)	(1.3)
Income tax expense	—	(27.7)	(1.7)	(f)	(29.4)
Economic net income	$132.1	$(56.4)	$(9.9)		$65.8

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

22) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2022 (in millions):

	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$416.8	$—	$0.4	(a)	$417.2

ENI operating expenses	165.5	16.6	(38.2)	(b)	143.9
Earnings before variable compensation	251.3	(16.6)	38.6		273.3
Variable compensation	96.0	4.3	—		100.3
ENI operating earnings (after variable comp)	155.3	(20.9)	38.6		173.0
Affiliate key employee distributions	5.1	—	—		5.1
Earnings after Affiliate key employee distributions	150.2	(20.9)	38.6		167.9
Net interest expense	—	(17.3)	(2.4)	(d)	(19.7)
Net investment loss	—	—	(0.2)	(e)	(0.2)
Loss on extinguishment of debt	—	—	(3.2)	(e)	(3.2)
Income tax expense	—	(30.4)	(13.8)	(f)	(44.2)
Economic net income	$150.2	$(68.6)	$19.0		$100.6

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

22) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the year ended December 31, 2021 (in millions):

	Quant & Solutions	Liquid Alpha	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$488.1	$—	$35.4	$0.3	(a)	$523.8

ENI operating expenses	160.8	—	32.0	41.3	(b)	234.1
Earnings before variable compensation	327.3	—	3.4	(41.0)		289.7
Variable compensation	100.8	—	28.8	0.9	(c)	130.5
ENI operating earnings (after variable comp)	226.5	—	(25.4)	(41.9)		159.2
Affiliate key employee distributions	12.4	—	1.0	—		13.4
Earnings after Affiliate key employee distributions	214.1	—	(26.4)	(41.9)		145.8
Net interest expense	—	—	(22.3)	(2.3)	(d)	(24.6)
Net investment income	—	—	—	8.3	(e)	8.3
Gain on sale of subsidiaries	—	—	—	48.6	(e)	48.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	—	(68.0)	(e)	(68.0)
Income tax expense	—	—	(47.1)	(2.9)	(f)	(50.0)
Income from discontinued operations, net of tax	—	—	—	77.3	(g)	77.3
Gain on disposal of discontinued operations, net of tax	—	—	—	691.0	(h)	$691.0
Economic net income	$214.1	$—	$(95.8)	$710.1		$828.4

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

BrightSphere Investment Group Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022

22) Segment Information (cont.)
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
(e)Adjusted to include net investment income (loss), the loss on extinguishment of debt, net (income) loss attributable to non-controlling interests in consolidated Funds, and the gain on sale of subsidiaries, all of which are included in U.S. GAAP net income attributable to controlling interests.
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

23) Subsequent Events
During the period from January 1, 2024 through February 26, 2024, the Company repurchased 3.3 million shares of common stock at a weighted average price of $20.93 per share, or approximately $68.9 million in total, including commissions.
As of February 27, 2024, the outstanding balance on Acadian’s revolving credit facility was $84 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2023. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During our fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

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

3.2
Amended and Restated Bylaws of BrightSphere Investment Group Inc., adopted as of February 27, 2023, incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on February 28, 2023.

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

10.8	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.9	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.10	Form of Option Award Agreement, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.11
Option Award Agreement, effective April 21, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.12
Amended and Restated Employment Agreement, effective April 15, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.13	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.14	Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart, incorporated herein by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2021.

10.15	Form of Option Award Agreement incorporated herein by reference to Exhibit 10.33 to Annual Report on Form 10-K filed on February 28, 2022.

10.16
Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, dated December 30, 2022 incorporated herin by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on February 28, 2023.

10.17
Amended and Restated Employment Agreement, dated May 4, 2023, by and between BrightSphere Inc. and Christina Wiater incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2023.

Exhibit No.		Description
10.18	*	Second Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, dated December 30, 2023.

21.1	*	Subsidiaries of BrightSphere Investment Group Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	BrightSphere Investment Group Inc. Rule 10D-1 Clawback Policy, effective October 2, 2023.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.

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

BrightSphere Investment Group Inc.
Dated:	February 28, 2024

		By:	/s/ Suren Rana
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

Signature	Title	Date

/s/ SUREN RANA
Suren Rana	President and Chief Executive Officer	February 28, 2024

/s/ JOHN PAULSON
John Paulson	Chairman	February 28, 2024

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 28, 2024

/s/ ANDREW KIM
Andrew Kim	Director	February 28, 2024

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 28, 2024

QuickLinks

PART I

Item 1. Business.

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments.

Item 1C. Cybersecurity

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

BrightSphere Investment Group Inc. Consolidated Balance Sheets (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Operations (in millions except for per share data)

BrightSphere Investment Group Inc. Consolidated Statements of Comprehensive Income (in millions)

BrightSphere Investment Group Inc. Consolidated Statements of Cash Flows (in millions)

BrightSphere Investment Group Inc. Notes to Consolidated Financial Statements December 31, 2023 and 2022

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