Form 10-Q
period 2024-06-30
BrightSphere Investment Group Inc.
filed 2024-08-08
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of August 6, 2024 was 37,067,135.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$71.6	$146.8
Investment advisory fees receivable	112.3	143.4
Income taxes receivable	7.9	2.7
Fixed assets, net	39.5	44.2
Right of use assets	54.2	57.2
Investments	67.9	64.7
Goodwill	20.3	20.3
Other assets	29.2	27.2
Deferred tax assets	74.9	69.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	1.8	0.8
Investments	53.2	33.9
Other assets	0.3	0.5
Total assets	$533.1	$611.4
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$29.3	$39.1
Accrued incentive compensation	54.8	101.3
Other compensation liabilities	81.2	67.5
Accrued income taxes	1.9	2.6
Operating lease liabilities	69.1	72.4
Other liabilities	0.7	0.8
Revolving credit facility	36.0	—
Third party borrowings	274.1	273.9
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.3	0.2
Derivative liabilities	0.1	0.1
Securities sold short	4.4	4.0
Total liabilities	551.9	561.9
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	12.0	9.3
Equity:
Common stock (par value $0.001; 37,067,135 and 41,372,291 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained earnings (deficit)	(25.4)	46.9
Accumulated other comprehensive loss	(5.4)	(6.7)
Total equity (deficit) and redeemable non-controlling interests in consolidated Funds	(18.8)	49.5
Total liabilities and equity	$533.1	$611.4
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Management fees	$105.5	$92.8	$207.7	$183.4
Performance fees	2.8	2.2	5.9	2.7
Consolidated Funds’ revenue	0.7	1.3	1.1	2.0
Total revenue	109.0	96.3	214.7	188.1
Operating expenses:
Compensation and benefits	62.2	48.5	120.3	97.6
General and administrative expense	21.1	21.8	41.1	40.2
Depreciation and amortization	5.0	4.4	9.6	8.2
Consolidated Funds’ expense	0.1	1.2	0.2	1.9
Total operating expenses	88.4	75.9	171.2	147.9
Operating income	20.6	20.4	43.5	40.2
Non-operating income and (expense):
Investment income	0.1	0.2	1.0	0.5
Interest income	0.9	1.5	2.2	2.6
Interest expense	(5.3)	(5.4)	(10.3)	(10.3)
Net consolidated Funds’ investment gains	0.8	0.3	2.5	1.1
Total non-operating loss	(3.5)	(3.4)	(4.6)	(6.1)
Income before income taxes	17.1	17.0	38.9	34.1
Income tax expense	5.6	5.5	11.7	10.6
Net income	11.5	11.5	27.2	23.5
Net income attributable to non-controlling interests in consolidated Funds	0.5	0.1	1.6	0.1
Net income attributable to controlling interests	$11.0	$11.4	$25.6	$23.4

Earnings per share (basic) attributable to controlling interests	$0.29	$0.27	$0.67	$0.56
Earnings per share (diluted) attributable to controlling interests	0.29	0.27	0.66	0.55
Weighted average common stock outstanding	37.5	41.5	38.3	41.5
Weighted average diluted common stock outstanding	38.2	42.6	39.0	42.7
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11.5	$11.5	$27.2	$23.5
Other comprehensive income:
Amortization related to derivative securities, net of tax	0.6	0.6	1.3	1.2
Foreign currency translation adjustment, net of tax	0.2	0.8	—	1.5
Total other comprehensive income	0.8	1.4	1.3	2.7
Comprehensive income attributable to non-controlling interests in consolidated Funds	0.5	0.1	1.6	0.1
Total comprehensive income attributable to controlling interests	$11.8	$12.8	$26.9	$26.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2024 and 2023
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
March 31, 2023	41.5	$—	$1.4	$(0.8)	$(9.3)	$(8.7)	$0.4	$(8.3)
Capital contributions	—	—	—	—	—	—	1.8	1.8
Equity-based compensation	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment	—	—	—	—	0.8	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Net income	—	—	—	11.4	—	11.4	0.1	11.5
June 30, 2023	41.5	$—	$1.5	$10.1	$(7.9)	$3.7	2.3	6.0

March 31, 2024	38.0	$—	$—	$(15.5)	$(6.2)	$(21.7)	$11.5	$(10.2)
Issuance of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock including excise taxes	(0.9)	—	(0.2)	(20.5)	—	(20.7)	—	(20.7)
Capital contributions	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	0.2	—	—	0.2	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	0.2	0.2	—	0.2
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Withholding tax related to stock option exercise and restricted stock vesting	—	—	—	—	—	—	—	—
Dividends ($0.01 per share)	—	—		(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	11.0	—	11.0	0.5	11.5
June 30, 2024	37.1	$—	$—	$(25.4)	$(5.4)	$(30.8)	12.0	$(18.8)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2024 and 2023
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$(21.6)
Issuance of common stock	0.1	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	2.2	2.2
Equity-based compensation	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustment	—	—	—	—	1.5	1.5	—	1.5
Amortization related to derivatives securities, net of tax	—	—	—	—	1.2	1.2	—	1.2
Withholding tax related to stock option exercise and restricted stock vesting			(0.7)	—	—	(0.7)		(0.7)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	23.4	—	23.4	0.1	23.5
June 30, 2023	41.5	$—	$1.5	$10.1	$(7.9)	$3.7	$2.3	$6.0

December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchases of common stock including excise taxes	(4.4)	—	(0.4)	(95.3)	—	(95.7)	—	(95.7)
Capital contributions	—	—	—	—	—	—	1.1	1.1
Equity-based compensation	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—
Amortization related to derivative securities, net of tax	—	—	—	—	1.3	1.3	—	1.3
Withholding tax related to stock option exercise and restricted stock vesting	—	—	—	(1.8)	—	(1.8)	—	(1.8)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	25.6	—	25.6	1.6	27.2
June 30, 2024	37.1	$—	$—	$(25.4)	$(5.4)	$(30.8)	$12.0	$(18.8)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	27.2	23.5
Less: Net (income) loss attributable to redeemable non-controlling interests in consolidated Funds	(1.6)	(0.1)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other amortization	9.6	8.2
Amortization of debt-related costs	2.2	2.0
Amortization and revaluation of non-cash compensation awards	14.1	2.0
Deferred income taxes	(5.6)	(3.0)
(Gains) on other investments	(6.3)	(2.3)
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	31.1	32.7
(Increase) decrease in other receivables, prepayments, deposits and other assets	(7.2)	2.1
Decrease in accrued incentive compensation, operating lease liabilities and other liabilities	(46.6)	(46.3)
Decrease in accounts payable, accrued expenses and accrued income taxes	(11.5)	(11.5)
Net cash flows from operating activities, excluding consolidated Funds	5.4	7.3
Net income attributable to redeemable non-controlling interests in consolidated Funds	1.6	0.1
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) on other investments	(0.7)	—
Purchase of investments	(37.0)	(2.2)
Sale of investments	35.5	2.4
(Increase) decrease in receivables and other assets	0.3	(27.8)
Increase in accounts payable and other liabilities	0.2	24.6
Net cash flows from operating activities of consolidated Funds	(0.1)	(2.9)
Net cash flows from operating activities	5.3	4.4

Cash flows from investing activities:
Additions of fixed assets	(5.0)	(7.9)
Purchase of investment securities	(17.4)	(8.2)
Sale of investment securities	3.6	5.4
Net cash flows from investing activities	(18.8)	(10.7)
See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from revolving credit facility	124.0	100.0
Repayment of revolving credit facility	(88.0)	(62.0)
Payment to OM plc for co-investment redemptions	(0.2)	(0.4)
Dividends paid to stockholders	(0.5)	(0.8)
Dividends paid to related parties	(0.3)	(0.4)
Repurchases of common stock	(94.9)	—
Withholding tax payments related to stock option exercise and restricted stock vesting	(1.8)	(0.7)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	1.1	2.2
Net cash flows from financing activities	(60.6)	37.9
Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase (decrease) in cash and cash equivalents	(74.2)	31.7
Cash and cash equivalents at beginning of period	$147.6	$121.2
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$73.4	$152.9

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$8.2	$8.2
Income taxes paid	$23.3	$20.9

Supplemental disclosure of non-cash investing and financing transactions:
Excise tax on repurchases of common stock	$0.8	$—

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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of June 30, 2024, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 24.2% of the common stock of the Company.

For the six months ended June 30, 2024, the Company repurchased 4,445,534 shares of common stock at an average price of $21.32 per share, or approximately $94.9 million in total, including commissions. For the six months ended June 30, 2023, the Company did not repurchase any shares of common stock.
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
New accounting standards not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. This amendment is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. We are currently evaluating the impact of adopting this standard, but we expect the standard to result in additional segment footnote disclosures.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of adopting this standard and have not yet determined our transition approach.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of adopting this standard and, at this time, do not anticipate it will have a material impact on our condensed consolidated financial statements.

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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Investments of consolidated Funds	$53.2	$33.9
Other investments	20.8	20.0
Investments related to long-term incentive compensation plans	47.1	44.7
Total investments per Condensed Consolidated Balance Sheets	$121.1	$98.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2024
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$23.5	$—	$—	$—	$23.5
Corporate bonds	—	29.4	—	—	29.4
Derivatives	—	0.3	—	—	0.3
Consolidated Funds total	23.5	29.7	—	—	53.2
Investments in separate accounts(2)	2.2	—	—	—	2.2
Investments related to long-term incentive compensation plans(3)	47.1	—	—	—	47.1
Investments in unconsolidated Funds(4)	—	—	—	18.6	18.6
BSIG total	49.3	—	—	18.6	67.9
Total fair value assets	$72.8	$29.7	$—	$18.6	$121.1

Liabilities of consolidated Funds(1)
Securities sold short	$(4.4)	$—	$—	$—	$(4.4)
Derivatives	—	(0.1)	—	—	(0.1)
Consolidated Funds total	(4.4)	(0.1)	—	—	(4.5)
Total fair value liabilities	$(4.4)	$(0.1)	$—	$—	$(4.5)

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
The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. Assets of consolidated Funds also include investments in Corporate bonds.

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
(2)Investments in separate accounts of $2.2 million at June 30, 2024 consisted of approximately 100% equity securities. Investments in separate accounts of $2.1 million at December 31, 2023 were composed of approximately 1% cash equivalents and 99% equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $47.1 million and $44.7 million at June 30, 2024 and December 31, 2023, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $18.6 million and $17.9 million at June 30, 2024 and December 31, 2023, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.2 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from June 30, 2024. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and six months ended June 30, 2024 and 2023.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2024	December 31, 2023
Assets
Investments	$53.2	$33.9
Other assets of consolidated Funds	2.1	$1.3
Total Assets	$55.3	$35.2
Liabilities
Liabilities of consolidated Funds	$4.8	$4.3
Total Liabilities	$4.8	$4.3
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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2024	December 31, 2023
Unconsolidated VIE assets	$618.0	$669.1
Unconsolidated VIE liabilities	$299.5	$316.5
Equity interests on the Condensed Consolidated Balance Sheets	$3.2	$3.6
Maximum risk of loss(1)	$3.2	$3.6

(1)Includes equity investments the Company has made.

6) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	June 30, 2024			December 31, 2023
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$125 million revolving credit facility expiring March 7, 2025(1)	$36.0	$36.0	2	$—	$—
Total revolving credit facility	$36.0	$36.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$274.1	$263.0	2	$273.9	$263.1	2
Total third party borrowings	$274.1	$263.0		$273.9	$263.1

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
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2.1	$2.1	$4.3	$4.2
Variable lease cost	0.1	0.1	0.1	0.1
Total operating lease expense	$2.2	$2.2	$4.4	$4.3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.1	$2.2	$4.5	$4.5
Right of use assets obtained in exchange for new operating lease liabilities	0.6	0.1	0.6	2.9

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases (cont.)
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2024 and 2023, the weighted average remaining lease term was 9.0 years and 10.0 years, respectively, and the weighted average discount rate was 3.52% and 3.55%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2024 (excluding the six months ended June 30, 2024)	$4.5
2025	9.2
2026	8.8
2027	8.4
2028	8.5
Thereafter	41.2
Total lease payments	$80.6
Less imputed interest	(11.5)
Total	$69.1
8) Commitments and Contingencies
Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of June 30, 2024, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2024, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2024.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to controlling interests	$11.0	$11.4	$25.6	$23.4
Denominator:
Weighted-average shares of common stock outstanding—basic	37,547,741	41,484,303	38,305,631	41,464,362
Potential shares of common stock:
Restricted stock units	13,613	1,695	15,481	4,617
Employee stock options	677,266	1,159,421	663,918	1,209,130
Weighted-average shares of common stock outstanding—diluted	38,238,620	42,645,419	38,985,030	42,678,109
Earnings per share of common stock attributable to controlling interests:
Basic	$0.29	$0.27	$0.67	$0.56
Diluted	$0.29	$0.27	$0.66	$0.55

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

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three and six months ended June 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Quant & Solutions
U.S.	$79.5	$69.3	$156.8	$137.3
Non-U.S.	26.0	23.5	50.9	46.1
Management fee revenue	$105.5	$92.8	$207.7	$183.4

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2024 and 2023 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2024	2.9	(9.1)	(6.2)
Foreign currency translation adjustment before tax	0.2	$—	0.2
Amortization related to derivatives securities before tax	—	$0.8	$0.8
Tax impact	—	$(0.2)	$(0.2)
Other comprehensive income	$0.2	$0.6	$0.8
Balance, as of June 30, 2024	3.1	(8.5)	(5.4)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2023	2.4	(11.7)	(9.3)
Foreign currency translation adjustment before tax	0.8	$—	0.8
Amortization related to derivatives securities before tax	—	$0.8	$0.8
Tax impact	—	$(0.2)	$(0.2)
Other comprehensive income	$0.8	$0.6	$1.4
Balance, as of June 30, 2023	3.2	(11.1)	(7.9)

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2024 and 2023 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)
Foreign currency translation adjustment before tax	(0.1)	—	(0.1)
Amortization related to derivatives securities before tax		1.7	1.7
Tax impact	$0.1	$(0.4)	$(0.3)
Other comprehensive income	—	1.3	1.3
Balance, as of June 30, 2024	$3.1	$(8.5)	$(5.4)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)
Foreign currency translation adjustment before tax	1.5	—	1.5
Amortization related to derivatives securities before tax	—	1.7	1.7
Tax impact	—	(0.5)	(0.5)
Other comprehensive income	1.5	1.2	2.7
Balance, as of June 30, 2023	$3.2	$(11.1)	$(7.9)

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
As of June 30, 2024, the balance recorded in accumulated other comprehensive income (loss) was $(8.5) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $0.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Amounts of $1.7 million and $1.7 million have been reclassified for the six months ended June 30, 2024 and 2023, respectively. During the next twelve months the Company expects to reclassify approximately $3.8 million to interest expense.

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information

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

13) Segment Information (cont.)
Segment Presentation
The following tables set forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income (loss).
The following table presents the financial data for the Company’s segment for the three months ended June 30, 2024 (in millions):

	Three Months Ended June 30, 2024
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$108.3	$—	$0.7	(a)	$109.0

ENI operating expenses	47.7	3.8	6.9	(b)	58.4
Earnings before variable compensation	60.6	(3.8)	(6.2)		50.6
Variable compensation	26.8	0.6	0.5	(c)	27.9
ENI operating earnings (after variable comp)	33.8	(4.4)	(6.7)		22.7
Affiliate key employee distributions	2.1	—	—		2.1
Earnings after Affiliate key employee distributions	31.7	(4.4)	(6.7)		20.6
Net interest expense	—	(3.5)	(0.9)	(d)	(4.4)
Net investment income	—	—	0.9	(e)	0.9
Net income attributable to non-controlling interests in consolidated Funds	—	—	(0.5)	(e)	(0.5)
Income tax (expense) benefit	—	(6.6)	1.0	(f)	(5.6)
Economic net income	$31.7	$(14.5)	$(6.2)		$11.0

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
The following table presents the financial data for the Company’s segments for the three months ended June 30, 2023 (in millions):

	Three Months Ended June 30, 2023
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$95.0	$—	$1.3	(a)	$96.3

ENI operating expenses	47.3	3.9	0.8	(b)	52.0
Earnings before variable compensation	47.7	(3.9)	0.5		44.3
Variable compensation	22.0	0.7	—		22.7
ENI operating earnings (after variable comp)	25.7	(4.6)	0.5		21.6
Affiliate key employee distributions	1.2	—	—		1.2
Earnings after Affiliate key employee distributions	24.5	(4.6)	0.5		20.4
Net interest expense	—	(3.5)	(0.4)	(d)	(3.9)
Net investment income	—	—	0.5	(e)	0.5
Net income attributable to non-controlling interests in consolidated Funds	—	—	(0.1)	(e)	(0.1)
Income tax expense	—	(4.4)	(1.1)	(f)	(5.5)
Economic net income	$24.5	$(12.5)	$(0.6)		$11.4

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)

The following table presents the financial data for the Company’s segment for the six months ended June 30, 2024 (in millions):

	Six Months Ended June 30, 2024
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$213.6	$—	$1.1	(a)	$214.7

ENI operating expenses	93.4	7.6	11.6	(b)	112.6
Earnings before variable compensation	120.2	(7.6)	(10.5)		102.1
Variable compensation	52.8	1.2	0.3	(c)	54.3
ENI operating earnings (after variable comp)	67.4	(8.8)	(10.8)		47.8
Affiliate key employee distributions	4.3	—	—		4.3
Earnings after Affiliate key employee distributions	63.1	(8.8)	(10.8)		43.5
Net interest expense	—	(6.5)	(1.6)	(d)	(8.1)
Net investment income	—	—	3.5	(e)	3.5
Net income attributable to non-controlling interests in consolidated Funds	—	—	(1.6)	(e)	(1.6)
Income tax (expense) benefit	—	(13.2)	1.5	(f)	(11.7)
Economic net income	$63.1	$(28.5)	$(9.0)		$25.6

BrightSphere Investment Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)

The following table presents the financial data for the Company’s segment for the six months ended June 30, 2023 (in millions):

	Six Months Ended June 30, 2023
	Quant & Solutions	Other	Reconciling Adjustments		Total U.S. GAAP(1)
ENI revenue	$186.1	$—	$2.0	(a)	$188.1

ENI operating expenses	90.9	7.4	1.3	(b)	99.6
Earnings before variable compensation	95.2	(7.4)	0.7		88.5
Variable compensation	44.5	1.4	—		45.9
ENI operating earnings (after variable comp)	50.7	(8.8)	0.7		42.6
Affiliate key employee distributions	2.4	—	—		2.4
Earnings after Affiliate key employee distributions	48.3	(8.8)	0.7		40.2
Net interest expense	—	(6.9)	(0.8)	(d)	(7.7)
Net investment income	—	—	1.6	(e)	1.6
Net income attributable to non-controlling interests in consolidated Funds	—	—	(0.1)	(e)	(0.1)
Income tax expense	—	(8.8)	(1.8)	(f)	(10.6)
Economic net income	$48.3	$(24.5)	$(0.4)		$23.4

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

13) Segment Information (cont.)
f.Adjusted to include the impact of deferred tax attributable to the amortization of goodwill and acquired intangibles. Adjusted to include the tax impact of certain ENI adjustments; exclude the tax expense or benefits relating to uncertain tax positions, and exclude the tax impact of other unusual items that are not related to current operating results for ENI purposes.
14) Subsequent Events
The Company seeded Acadian U.S. Investment Grade Corporate Bond Fund with $15 million of seed capital in July 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “BrightSphere” or “BSIG” refer to BrightSphere Investment Group Inc., and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries, excluding discontinued operations. References to the holding company or “Center” excluding our Affiliate refers to BrightSphere Inc., or “BSUS,” a Delaware corporation and wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have or previously had an ownership interest. References in this Quarterly Report on Form 10-Q to “Acadian” refer to Acadian Asset Management LLC, our sole Affiliate. References in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell Acadian’s products or services, nor is any such information a recommendation for Acadian’s products or services.
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
•U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2024 and 2023, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2024 and 2023, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. Approximately 80% of our management fees for the three months ended June 30, 2024 were calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $16 billion, or 14%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2024 and 2023:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
U.S. GAAP Basis
Revenue	$109.0	$96.3	$12.7	$214.7	$188.1	$26.6
Pre-tax income attributable to controlling interests	16.6	16.9	(0.3)	37.3	34.0	3.3
Net income attributable to controlling interests	11.0	11.4	(0.4)	25.6	23.4	2.2
U.S. GAAP operating margin(1)	18.9%	21.2%	(228) bps	20.3%	21.4%	(111) bps
Earnings per share, basic ($)	$0.29	$0.27	$0.02	$0.67	$0.56	$0.11
Earnings per share, diluted ($)	$0.29	$0.27	$0.02	$0.66	$0.55	$0.11
Basic shares outstanding (in millions)	37.5	41.5	(4.0)	38.3	41.5	(3.2)
Diluted shares outstanding (in millions)	38.2	42.6	(4.4)	39.0	42.7	(3.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$108.3	$95.0	$13.3	$213.6	$186.1	$27.5
Pre-tax economic net income(5)	23.8	16.4	7.4	47.8	32.6	15.2
Adjusted EBITDA	32.0	24.7	7.3	63.9	48.3	15.6
ENI operating margin(6)	27.1%	22.2%	494 bps	27.4%	22.5%	492 bps
Economic net income(7)	17.2	12.0	5.2	34.6	23.8	10.8
ENI diluted EPS ($)	$0.45	$0.28	$0.17	$0.89	$0.56	$0.33

Other Operational Information
Assets under management (AUM) at period end (in billions)	$112.6	$99.9	$12.7	$112.6	$99.9	$12.7
Net client cash flows (in billions)	—	0.1	(0.1)	0.4	0.2	0.2
Annualized revenue impact of net flows(8)	1.4	0.9	0.5	1.2	1.9	(0.7)

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items at Acadian of $(0.3) million, costs associated with the transfer of an insurance policy from our former parent of $0.4 million, and costs associated with the wind-down of the Multi-Asset Class Strategies, or “MACS” business in the standalone format of $1.3 million for the three months ended June 30, 2024. Excludes costs associated with the transfer of an insurance policy from our former parent of $0.2 million for the three months ended June 30, 2023. Excludes severance-related items at Acadian of $(0.5) million, costs associated with the transfer of an insurance policy from our former Parent of $0.6 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million for the six months ended June 30, 2024. Excludes costs associated with the transfer of an insurance policy from our former parent of $0.6 million for the six months ended June 30, 2023.
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
Assets Under Management
The following table presents our assets under management as of each of the dates indicated:

($ in billions)	June 30, 2024	December 31, 2023
Acadian Asset Management	$112.6	$103.7
Our strategies include:
i.Developed Markets equity, which includes Quant & Solutions U.S., global and international equities; and
ii.Emerging Markets equity, which includes Quant & Solutions equity investments in the emerging and frontier markets.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2024	December 31, 2023
Developed Markets	$87.1	$80.7
Emerging Markets	25.5	23.0
Total assets under management	$112.6	$103.7

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2024		December 31, 2023
	AUM	% of total	AUM	% of total
Public/Government	$49.7	44.1%	$43.7	42.1%
Commingled Trust/UCITS	27.7	24.6%	25.2	24.3%
Corporate/Union	13.3	11.8%	12.0	11.6%
Sub-advisory	11.2	9.9%	12.8	12.3%
Endowment/Foundation	3.7	3.3%	3.4	3.3%
Mutual Fund	0.7	0.6%	0.7	0.7%
Other	6.3	5.7%	5.9	5.7%
Total assets under management	$112.6		$103.7

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2024		December 31, 2023
	AUM	% of total	AUM	% of total
U.S.	$73.2	65.0%	$69.9	67.4%
Europe	14.8	13.1%	16.6	16.0%
Asia	9.0	8.0%	4.4	4.2%
Australia	7.8	6.9%	6.5	6.3%
Other	7.8	7.0%	6.3	6.1%
Total assets under management	$112.6		$103.7

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

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2024	2023	2024	2023
Quant & Solutions
Beginning balance	$110.4	$97.5	$103.7	$93.6
Gross inflows	8.3	2.0	12.6	4.2
Gross outflows	(9.1)	(2.8)	(13.8)	(5.8)
Reinvested income and distributions	0.8	0.9	1.6	1.8
Net flows	—	0.1	0.4	0.2
Market appreciation	2.2	2.3	8.5	6.1
Ending balance	$112.6	$99.9	$112.6	$99.9
Average AUM	$110.3	$97.9	$109.0	$97.1

Annualized basis points: inflows	32.6	45.9	35.2	43.5
Annualized basis points: outflows	31.6	42.5	35.8	40.7
Annualized revenue impact of net flows ($ in millions)	$1.4	$0.9	$1.2	$1.9
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sub-advisory
Beginning balance	$13.0	$11.9	$12.8	$11.8
Gross inflows	0.1	0.5	0.4	0.9
Gross outflows	(2.1)	(0.3)	(2.9)	(1.0)
Reinvested income and distributions	0.1	0.1	0.2	0.2
Net flows	(1.9)	0.3	(2.3)	0.1
Market appreciation	0.1	0.2	0.7	0.5
Ending balance	$11.2	$12.4	$11.2	$12.4

Institutional
Beginning balance	$90.6	$80.8	$84.3	$77.2
Gross inflows	7.9	1.1	11.8	2.8
Gross outflows	(6.6)	(2.3)	(9.9)	(4.5)
Reinvested income and distributions	0.7	0.7	1.3	1.4
Net flows	2.0	(0.5)	3.2	(0.3)
Market appreciation	1.8	1.8	6.9	5.2
Ending balance	$94.4	$82.1	$94.4	$82.1

Retail/Other
Beginning balance	$6.8	$4.8	$6.6	$4.6
Gross inflows	0.3	0.4	0.4	0.5
Gross outflows	(0.4)	(0.2)	(1.0)	(0.3)
Reinvested income and distributions	—	0.1	0.1	0.2
Net flows	(0.1)	0.3	(0.5)	0.4
Market appreciation	0.3	0.3	0.9	0.4
Ending balance	$7.0	$5.4	$7.0	$5.4

Total
Beginning balance	$110.4	$97.5	$103.7	$93.6
Gross inflows	8.3	2.0	12.6	4.2
Gross outflows	(9.1)	(2.8)	(13.8)	(5.8)
Reinvested income and distributions	0.8	0.9	1.6	1.8
Net flows	—	0.1	0.4	0.2
Market appreciation	2.2	2.3	8.5	6.1
Ending balance	112.6	99.9	112.6	99.9

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.
Beginning balance	$73.0	$65.0	$69.9	$62.7
Gross inflows	2.0	1.3	3.7	2.5
Gross outflows	(3.9)	(1.4)	(7.2)	(3.5)
Reinvested income and distributions	0.5	0.6	1.0	1.2
Net flows	(1.4)	0.5	(2.5)	0.2
Market appreciation	1.6	1.4	5.8	4.0
Ending balance	$73.2	$66.9	$73.2	$66.9

Non-U.S.
Beginning balance	$37.4	$32.5	$33.8	$30.9
Gross inflows	6.3	0.7	8.9	1.7
Gross outflows	(5.2)	(1.4)	(6.6)	(2.3)
Reinvested income and distributions	0.3	0.3	0.6	0.6
Net flows	1.4	(0.4)	2.9	—
Market appreciation	0.6	0.9	2.7	2.1
Ending balance	$39.4	$33.0	$39.4	$33.0

Total
Beginning balance	$110.4	$97.5	$103.7	$93.6
Gross inflows	8.3	2.0	12.6	4.2
Gross outflows	(9.1)	(2.8)	(13.8)	(5.8)
Reinvested income and distributions	0.8	0.9	1.6	1.8
Net flows	—	0.1	0.4	0.2
Market appreciation	2.2	2.3	8.5	6.1
Ending balance	$112.6	$99.9	$112.6	$99.9
At June 30, 2024, our total assets under management were $112.6 billion, an increase of $2.2 billion, or 2.0%, compared to $110.4 billion at March 31, 2024 and an increase of $12.7 billion, or 12.7%, compared to $99.9 billion at June 30, 2023. The increase in assets under management compared to June 30, 2023 was driven by the equity market appreciation in the last twelve months. The change in assets under management during the three months ended June 30, 2024 reflects net market appreciation of $2.2 billion, and flat net flows. The change in assets under management during the six months ended June 30, 2024 reflects net market appreciation of $8.5 billion and net inflows of $0.4 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended June 30, 2024, our net flows were flat compared to $0.1 billion for the three months ended June 30, 2023. Reinvested income and distributions of $0.8 billion and $0.9 billion are reflected in the net flows for the three months ended June 30, 2024 and June 30, 2023, respectively. For the three months ended June 30, 2024, the annualized revenue impact of the net flows was $1.4 million compared to $0.9 million for the three months ended June 30, 2023. Gross inflows of $8.3 billion in the three months ended June 30, 2024 yielded approximately 33 bps compared to $2.0 billion yielding approximately 46 bps in the year-ago period. Gross outflows of $(9.1) billion yielded approximately 32 bps in the three months ended June 30, 2024 compared to $(2.8) billion yielding approximately 43 bps in the year-ago period.
For the six months ended June 30, 2024, our net flows were $0.4 billion compared to $0.2 billion for the six months ended June 30, 2023. The change in net flows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by increased sales in the six months ended June 30, 2024. Reinvested income and distributions of $1.6 billion and $1.8 billion are reflected in the net flows for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024, the annualized revenue impact of the net flows was $1.2 million compared to $1.9 million for the six months ended June 30, 2023. Gross inflows of $12.6 billion in the six months ended June 30, 2024 yielded approximately 35 bps compared to $4.2 billion yielding approximately 44 bps in the year-ago period. Gross outflows of $(13.8) billion yielded approximately 36 bps in the six months ended June 30, 2024 compared to $(5.8) billion yielding approximately 41 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$105.5	$92.8	$12.7	$207.7	$183.4	$24.3
Performance fees	2.8	2.2	0.6	5.9	2.7	3.2
Consolidated Funds’ revenue	0.7	1.3	(0.6)	1.1	2.0	(0.9)
Total revenue	109.0	96.3	12.7	214.7	188.1	26.6
Compensation and benefits	62.2	48.5	13.7	120.3	97.6	22.7
General and administrative expense	21.1	21.8	(0.7)	41.1	40.2	0.9
Depreciation and amortization	5.0	4.4	0.6	9.6	8.2	1.4
Consolidated Funds’ expense	0.1	1.2	(1.1)	0.2	1.9	(1.7)
Total operating expenses	88.4	75.9	12.5	171.2	147.9	23.3
Operating income	20.6	20.4	0.2	43.5	40.2	3.3
Investment income	0.1	0.2	(0.1)	1.0	0.5	0.5
Interest income	0.9	1.5	(0.6)	2.2	2.6	(0.4)
Interest expense	(5.3)	(5.4)	0.1	(10.3)	(10.3)	—
Net consolidated Funds’ investment gains	0.8	0.3	0.5	2.5	1.1	1.4
Income before income taxes	17.1	17.0	0.1	38.9	34.1	4.8
Income tax expense	5.6	5.5	0.1	11.7	10.6	1.1
Net income	11.5	11.5	—	27.2	23.5	3.7
Net income attributable to non-controlling interests in consolidated Funds	0.5	0.1	0.4	1.6	0.1	1.5
Net income attributable to controlling interests	$11.0	$11.4	$(0.4)	$25.6	$23.4	$2.2

Basic earnings per share ($)	$0.29	$0.27	$0.02	$0.67	$0.56	$0.11
Diluted earnings per share ($)	0.29	0.27	0.02	0.66	0.55	0.11
Weighted average shares of common stock outstanding—basic	37.5	41.5	(4.0)	38.3	41.5	(3.2)
Weighted average shares of common stock outstanding—diluted	38.2	42.6	(4.4)	39.0	42.7	(3.7)

U.S. GAAP operating margin(2)	18.9%	21.2%		20.3%	21.4%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2024	2023	2024	2023
Net income attributable to controlling interests	$11.0	$11.4	$25.6	$23.4
Add: Income tax expense	5.6	5.5	11.7	10.6
Pre-tax income attributable to controlling interests	$16.6	$16.9	$37.3	$34.0
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
Average basis points earned on average assets under management were 38.5 bps and 38.3 bps for the three and six months ended June 30, 2024, respectively, and 38.1 bps for the three and six months ended June 30, 2023. The overall weighted average fee rate increase for the three and six months ended June 30, 2024 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Management fees increased $12.7 million, or 13.7%, from $92.8 million for the three months ended June 30, 2023 to $105.5 million for the three months ended June 30, 2024. The increase was driven by higher levels of average assets under management. Average assets under management increased 12.7%, from $97.9 billion for the three months ended June 30, 2023 to $110.3 billion for the three months ended June 30, 2024, mainly due to the positive equity market impact in the past twelve months.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Management fees increased $24.3 million, or 13.2%, from $183.4 million for the six months ended June 30, 2023 to $207.7 million for the six months ended June 30, 2024. The increase was driven by higher levels of average assets under management. Average assets under management increased 12.3%, from $97.1 billion for the six months ended June 30, 2023 to $109.0 billion for the six months ended June 30, 2024, mainly due to the positive equity market in the past twelve months.
Performance Fees
Approximately $16 billion, or 14% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements.

Three months ended June 30, 2024 compared to three months ended June 30, 2023: Performance fees increased $0.6 million, from $2.2 million for the three months ended June 30, 2023 to $2.8 million for the three months ended June 30, 2024, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Performance fees increased $3.2 million, from $2.7 million for the six months ended June 30, 2023 to $5.9 million for the six months ended June 30, 2024, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliate’s employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Fixed compensation and benefits(1)	$24.3	$23.7	$47.8	$47.1
Sales-based compensation(2)	2.0	1.6	3.6	3.5
Variable compensation(3)	27.9	22.7	54.3	45.9
Affiliate key employee distributions(4)	2.1	1.2	4.3	2.4
Non-cash Affiliate key employee equity revaluations(5)	5.9	(0.7)	10.3	(1.3)
Total U.S. GAAP compensation and benefits expense	$62.2	$48.5	$120.3	$97.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Cash variable compensation	$26.0	$21.4	$50.7	$43.0
Non-cash equity-based award amortization	1.9	1.3	3.6	2.9
Total variable compensation(a)	$27.9	$22.7	$54.3	$45.9

(a)For the three and six months ended June 30, 2024, $27.4 million and $54.0 million, respectively, of variable compensation expense (of the $27.9 million and $54.3 million above) is included within economic net income. The three months ended June 30, 2024 excludes $(0.3) million of severance-related items at Acadian and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. The six months ended June 30, 2024 excludes $(0.5) million of severance-related items at Acadian and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Compensation and benefits expense increased $13.7 million, or 28.2%, from $48.5 million for the three months ended June 30, 2023 to $62.2 million for the three months ended June 30, 2024. Fixed compensation and benefits increased $0.6 million, or 2.5%, from $23.7 million for the three months ended June 30, 2023 to $24.3 million for the three months ended June 30, 2024, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives, partially offset by cost savings realized from restructuring at our Affiliate in late 2023. Variable compensation increased $5.2 million, or 22.9%, from $22.7 million for the three months ended June 30, 2023 to $27.9 million for the three months ended June 30, 2024. The increase was primarily attributable to higher pre-bonus profits in the three months ended June 30, 2024 at our Affiliate, partially offset by changes in deferred compensation expense earned on current and prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $0.4 million, or 25.0%, from $1.6 million for the three months ended June 30, 2023 to $2.0 million for the three months ended June 30, 2024, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $0.9 million, or 75.0%, from $1.2 million for the three months ended June 30, 2023 to $2.1 million for the three months ended June 30, 2024. Affiliate key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Affiliate key employee distributions during the current period is driven by higher operating earnings in the current period and the leveraged nature of this distribution share. Revaluations of Affiliate equity changed by $6.6 million, reflecting fluctuations in the value of key employee ownership interests at our consolidated Affiliate, as the value of Affiliate equity decreased $(0.7) million for the three months ended June 30, 2023 and increased $5.9 million for the three months ended June 30, 2024. For certain tiers of Affiliate equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the current period is driven by higher earnings period over period, including earnings over the threshold for certain Affiliate equity.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Compensation and benefits expense increased $22.7 million, or 23.3%, from $97.6 million for the six months ended June 30, 2023 to $120.3 million for the six months ended June 30, 2024. Fixed compensation and benefits increased $0.7 million, or 1.5%, from $47.1 million for the six months ended June 30, 2023 to $47.8 million for the six months ended June 30, 2024, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives, partially offset by cost savings realized from restructuring at our Affiliate in late 2023. Variable compensation increased $8.4 million, or 18.3%, from $45.9 million for the six months ended June 30, 2023 to $54.3 million for the six months ended June 30, 2024. The increase was primarily attributable to higher pre-bonus profits in the six months ended June 30, 2024 at our Affiliate, partially offset by changes in deferred compensation expense earned on current and prior year performance fee revenues, of which the Affiliate’s share is determined by a contractual split and recognized as compensation expense over a vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $0.1 million or 2.9% from $3.5 million for the six months ended June 30, 2023 to $3.6 million for the six months ended June 30, 2024, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $1.9 million, or 79.2%, from $2.4 million for the six months ended June 30, 2023 to $4.3 million for the six months ended June 30, 2024. Affiliate key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Affiliate key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Affiliate equity changed $11.6 million, reflecting fluctuations in the value of key employee ownership interests at our consolidated Affiliate, as the value of Affiliate equity decreased $(1.3) million for the six months ended June 30, 2023 and increased $10.3 million for the six months ended June 30, 2024. For certain tiers of Affiliate equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the current period is driven by higher earnings period over period, including earnings over the threshold for certain Affiliate equity.

General and Administrative Expense
Three months ended June 30, 2024 compared to three months ended June 30, 2023: General and administrative expense decreased $(0.7) million, or (3.2)%, from $21.8 million for the three months ended June 30, 2023 to $21.1 million for the three months ended June 30, 2024. The decrease in general and administrative expenses primarily reflects lower consultant costs and the impact of foreign currency changes.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: General and administrative expense increased $0.9 million, or 2.2%, from $40.2 million for the six months ended June 30, 2023 to $41.1 million for the six months ended June 30, 2024. The increase was primarily due to higher systems, outside services and portfolio administrative costs, and our continued investment in growth initiatives and capabilities, partially offset by lower consultant costs and the impact of foreign currency changes.
Depreciation and Amortization Expense
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Depreciation and amortization expense increased $0.6 million, or 13.6%, from $4.4 million for the three months ended June 30, 2023 to $5.0 million for the three months ended June 30, 2024. The increase was due to additional software and technology investments in the business.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Depreciation and amortization expense increased $1.4 million, or 17.1%, from $8.2 million for the six months ended June 30, 2023 to $9.6 million for the six months ended June 30, 2024. The increase was primarily attributable to additional software and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income; and
iii.interest expense.

Investment Income
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Investment income (loss) decreased $(0.1) million or (50.0)%, from $0.2 million for the three months ended June 30, 2023 to $0.1 million for the three months ended June 30, 2024, reflecting the change in returns generated by seed capital investments.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Investment income increased $0.5 million, or 100.0%, from $0.5 million for the six months ended June 30, 2023 to $1.0 million for the six months ended June 30, 2024, reflecting an increase in returns generated by seed capital investments due to market appreciation.

Interest Income
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Interest income decreased $(0.6) million, or (40.0)% from $1.5 million for the three months ended June 30, 2023 compared to $0.9 million for the three months ended June 30, 2024. The decrease was due to lower average cash balances and decreases in short-term investment returns in the three months ended June 30, 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Interest income decreased $(0.4) million, or (15.4)%, from $2.6 million for the six months ended June 30, 2023 compared to $2.2 million for the six months ended June 30, 2024. The decrease was due to lower average cash balances and decreases in short-term investment returns in the six months ended June 30, 2024.
Interest Expense
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Interest expense decreased $(0.1) million, or (1.9)%, from $5.4 million for the three months ended June 30, 2023 to $5.3 million for the three months ended June 30, 2024, reflecting a lower balance drawn on the revolving credit facility in the three months ended June 30, 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Interest expense remained unchanged, at $10.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Income tax expense increased $0.1 million, from $5.5 million for the three months ended June 30, 2023 to $5.6 million for the three months ended June 30, 2024. The increase in income tax expense primarily relates to changes in discrete tax items, partially offset by a decrease in income before income taxes attributable to controlling interests in the three months ended June 30, 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Income tax expense increased $1.1 million, from $10.6 million for the six months ended June 30, 2023 to $11.7 million for the six months ended June 30, 2024. The increase in income tax expense primarily relates to the increase in income before income taxes attributable to controlling interests in the six months ended June 30, 2024.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Three months ended June 30, 2024 compared to three months ended June 30, 2023: Consolidated Funds’ revenue decreased $(0.6) million, from $1.3 million for the three months ended June 30, 2023 to $0.7 million for the three months ended June 30, 2024. Consolidated Funds’ expense decreased $(1.1) million, from $1.2 million for the three months ended June 30, 2023 to $0.1 million for the three months ended June 30, 2024. Net consolidated Funds’ investment gain increased $0.5 million from $0.3 million for the three months ended June 30, 2023 to $0.8 million for the three months ended June 30, 2024. These movements relate to the underlying activity of our consolidated Funds.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Consolidated Funds’ revenue decreased $(0.9) million, from $2.0 million for the six months ended June 30, 2023 to $1.1 million for the six months ended June 30, 2024. Consolidated Funds’ expense decreased $(1.7) million, from $1.9 million for the six months ended June 30, 2023 to $0.2 million for the six months ended June 30, 2024. Net consolidated Funds’ investment gain increased $1.4 million from $1.1 million for the six months ended June 30, 2023 to $2.5 million for the six months ended June 30, 2024. These movements relate to the underlying activity of our consolidated Funds.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Numerator: Operating income	$20.6	$20.4	$43.5	$40.2
Denominator: Total revenue	$109.0	$96.3	$214.7	$188.1
U.S. GAAP operating margin(1)	18.9%	21.2%	20.3%	21.4%

Numerator: Total operating expenses(2)	$88.3	$74.7	$171.0	$146.0
Denominator: Management fee revenue	$105.5	$92.8	$207.7	$183.4
U.S. GAAP operating expense / management fee revenue(3)	83.7%	80.5%	82.3%	79.6%

Numerator: Variable compensation	$27.9	$22.7	$54.3	$45.9
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$50.0	$44.2	$101.2	$88.4
U.S. GAAP variable compensation ratio(3)	55.8%	51.4%	53.7%	51.9%

Numerator: Affiliate key employee distributions	$2.1	$1.2	$4.3	$2.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$22.1	$21.5	$46.9	$42.5
U.S. GAAP Affiliate key employee distributions ratio(3)	9.5%	5.6%	9.2%	5.6%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin is 18.5% for the three months ended June 30, 2024, 21.4% for the three months ended June 30, 2023, 19.9% for the six months ended June 30, 2024, and 21.5% for the six months ended June 30, 2023.
(2)Excludes consolidated Funds’ expense of $0.1 million for the three months ended June 30, 2024, $1.2 million for the three months ended June 30, 2023, $0.2 million for the six months ended June 30, 2024, and $1.9 million for the six months ended June 30, 2023.
(3)Excludes the effect of Funds consolidation for the three and six months ended June 30, 2024 and 2023.

(4)Excludes consolidated Funds’ revenue of $0.7 million for the three months ended June 30, 2024, $1.3 million for the three months ended June 30, 2023, $1.1 million for the six months ended June 30, 2024, and $2.0 million for the six months ended June 30, 2023.
(5)The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Operating income	$20.6	$20.4	$43.5	$40.2
Affiliate key employee distributions	2.1	1.2	4.3	2.4
Operating income of consolidated Funds	(0.6)	(0.1)	(0.9)	(0.1)
Operating income before Affiliate key employee distributions	22.1	21.5	46.9	42.5
Variable compensation	27.9	22.7	54.3	45.9
Operating income before variable compensation and Affiliate key employee distributions	$50.0	$44.2	$101.2	$88.4

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
•We include within management fee revenue any fees paid to our Affiliate by consolidated Funds.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2024 and 2023
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2024	2023	2024	2023
U.S. GAAP net income attributable to controlling interests		$11.0	$11.4	$25.6	$23.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	5.9	(0.7)	10.3	(1.3)
ii.	Amortization of acquired intangible assets	—	—	—	—
iii.	Capital transaction costs	0.1	0.1	0.2	0.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(0.2)	(0.1)	(1.4)	(0.9)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.4	0.3	0.8	0.7
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	1.4	0.2	1.4	0.6
vii.	ENI tax normalization	0.6	0.6	0.6	0.7
Tax effect of above adjustments, as applicable(3)		(2.0)	0.2	(2.9)	0.4
Economic net income		$17.2	$12.0	$34.6	$23.8

(1)The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2024 and 2023 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Seed/Co-investment gains	$(1.0)	$(0.5)	$(2.8)	$(1.6)
Financing costs:
Seed/Co-investment average balance	48.7	19.4	42.4	19.2
Blended interest rate*	6.5%	6.5%	6.5%	6.5%
Financing costs	0.8	0.4	1.4	0.7
Net seed/co-investment gains and financing	$(0.2)	$(0.1)	$(1.4)	$(0.9)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended June 30, 2024 includes severance-related items at Acadian of $(0.3) million, costs associated with the transfer of an insurance policy from our former parent of $0.4 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The three months ended June 30, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.2 million. The six months ended June 30, 2024 includes severance-related items at Acadian of $(0.5) million, costs associated with the transfer of an insurance policy from our former parent of $0.6 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.6 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
U.S. GAAP revenue	$109.0	$96.3	$214.7	$188.1
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.7)	(1.3)	(1.1)	(2.0)
ENI revenue	$108.3	$95.0	$213.6	$186.1
The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Management fees(1)	$105.5	$92.8	$207.7	$183.4
Performance fees(2)	2.8	2.2	5.9	2.7
ENI revenue	$108.3	$95.0	$213.6	$186.1

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
U.S. GAAP operating expense	$88.4	$75.9	$171.2	$147.9
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(5.9)	0.7	(10.3)	1.3
Restructuring costs(1)	(1.4)	(0.3)	(1.4)	(0.7)
Funds’ operating expense	(0.1)	(1.2)	(0.2)	(1.9)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(27.4)	(22.7)	(54.0)	(45.9)
Affiliate key employee distributions	(2.1)	(1.2)	(4.3)	(2.4)
ENI operating expense	$51.5	$51.2	$101.0	$98.3

(1)The three months ended June 30, 2024 includes $(0.3) million of severance-related items at Acadian, $0.4 million costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The three months ended June 30, 2023 includes $0.2 million costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2024 includes $(0.5) million of severance-related items at Acadian, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2023 includes $0.6 million costs associated with the transfer of an insurance policy from our former parent.
(2)The three and six months ended June 30, 2024 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items at Acadian that is included within restructuring costs. Each of the three and six months ended June 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included within restructuring costs.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Fixed compensation & benefits(1)	$24.3	$23.7	$47.8	$47.1
General and administrative expenses(2)	22.6	23.1	44.0	43.0
Depreciation and amortization	4.6	4.4	9.2	8.2
ENI operating expense	$51.5	$51.2	$101.0	$98.3

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2024 and 2023 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total U.S. GAAP compensation and benefits expense	$62.2	$48.5	$120.3	$97.6
Non-cash key employee equity and profit interest revaluations excluded from ENI	(5.9)	0.7	(10.3)	1.3
Sales-based compensation reclassified to ENI general & administrative expenses	(2.0)	(1.6)	(3.6)	(3.5)
Affiliate key employee distributions	(2.1)	(1.2)	(4.3)	(2.4)
Restructuring expenses(a)	(0.5)	—	(0.3)	—
Variable compensation	(27.4)	(22.7)	(54.0)	(45.9)
ENI fixed compensation and benefits	$24.3	$23.7	$47.8	$47.1

(a)The three months ended June 30, 2024 includes $(0.3) million of severance-related items at Acadian and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. The six months ended June 30, 2024 includes $(0.5) million of severance-related items at Acadian, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
U.S. GAAP general and administrative expense	$21.1	$21.8	$41.1	$40.2
Sales-based compensation	2.0	1.6	3.6	3.5
Restructuring costs	(0.5)	(0.3)	(0.7)	(0.7)
ENI general and administrative expense	$22.6	$23.1	$44.0	$43.0

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2024 and 2023. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Numerator: ENI operating earnings(1)	$29.4	$21.1	$58.6	$41.9
Denominator: ENI revenue	$108.3	$95.0	$213.6	$186.1
ENI operating margin(2)	27.1%	22.2%	27.4%	22.5%

Numerator: ENI operating expense	$51.5	$51.2	$101.0	$98.3
Denominator: ENI management fee revenue(3)	$105.5	$92.8	$207.7	$183.4
ENI operating expense ratio(4)	48.8%	55.2%	48.6%	53.6%

Numerator: ENI variable compensation	$27.4	$22.7	$54.0	$45.9
Denominator: ENI earnings before variable compensation(1)(5)	$56.8	$43.8	$112.6	$87.8
ENI variable compensation ratio(6)	48.2%	51.8%	48.0%	52.3%

Numerator: Affiliate key employee distributions	$2.1	$1.2	$4.3	$2.4
Denominator: ENI operating earnings(1)	$29.4	$21.1	$58.6	$41.9
ENI Affiliate key employee distributions ratio(7)	7.1%	5.7%	7.3%	5.7%

(1)ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
U.S. GAAP operating income	$20.6	$20.4	$43.5	$40.2
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	5.9	(0.7)	10.3	(1.3)
Goodwill impairment and amortization of acquired intangible assets	—	—	—	—
Restructuring costs(a)	1.4	0.3	1.4	0.7
Affiliate key employee distributions	2.1	1.2	4.3	2.4
Variable compensation	27.4	22.7	54.0	45.9
Funds’ operating income	(0.6)	(0.1)	(0.9)	(0.1)
ENI earnings before variable compensation	56.8	43.8	112.6	87.8
Less: ENI variable compensation(b)	(27.4)	(22.7)	(54.0)	(45.9)
ENI operating earnings	29.4	21.1	58.6	41.9
Less: ENI Affiliate key employee distributions	(2.1)	(1.2)	(4.3)	(2.4)
ENI earnings after Affiliate key employee distributions	$27.3	$19.9	$54.3	$39.5

(a)The three months ended June 30, 2024 includes $(0.3) million of severance-related items at Acadian, $0.4 million costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The three months ended June 30, 2023 includes $0.2 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2024 includes $(0.5) million of severance-related items at Acadian, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2023 includes $0.6 million of costs associated with the transfer of an insurance policy from our former parent.
(b)The three and six months ended June 30, 2024 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items at Acadian. Each of the three and six months ended June 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format.
(2)The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 18.5% for the three months ended June 30, 2024, 21.4% for the three months ended June 30, 2023, 19.9% for the six months ended June 30, 2024, and 21.5% for the six months ended June 30, 2023.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Pre-tax economic net income(1)	$23.8	$16.4	$47.8	$32.6
Taxes at the U.S. federal and state statutory rates(2)	(6.5)	(4.5)	(13.1)	(8.9)
Other reconciling tax adjustments	(0.1)	0.1	(0.1)	0.1
Tax on economic net income	(6.6)	(4.4)	(13.2)	(8.8)
Economic net income	$17.2	$12.0	$34.6	$23.8
Economic net income effective tax rate(3)	27.7%	26.8%	27.6%	27.0%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
U.S. GAAP interest income	$0.9	$1.5	$2.2	$2.6
U.S. GAAP interest expense	(5.3)	(5.4)	(10.3)	(10.3)
U.S. GAAP net interest expense	(4.4)	(3.9)	(8.1)	(7.7)
Other ENI interest expense exclusions(a)	0.9	0.4	1.6	0.8
ENI net interest expense	(3.5)	(3.5)	(6.5)	(6.9)
ENI earnings after Affiliate key employee distributions(b)	27.3	19.9	54.3	39.5
Pre-tax economic net income	$23.8	$16.4	$47.8	$32.6

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
Investments
The value of our seed capital investments was $59.1 million as of June 30, 2024 and $41.4 million as of December 31, 2023, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within our Affiliate’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	June 30, 2024	December 31, 2023
Investments per Consolidated Balance Sheets	$67.9	$64.7
Seed capital investment in consolidated Funds	38.3	21.4
Investments related to long-term incentive compensation plans	(47.1)	(44.7)
Total seed capital investments	$59.1	$41.4

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

    Segment ENI Revenue
The following table identifies the components of segment ENI revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in millions)	2024		2023
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$105.5	$105.5	$92.8	$92.8
Performance fees	2.8	2.8	2.2	2.2
ENI revenue	$108.3	$108.3	$95.0	$95.0
The following table identifies the components of segment ENI revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in millions)	2024		2023
	Quant & Solutions	Total	Quant & Solutions	Total
Management fees	$207.7	$207.7	$183.4	$183.4
Performance fees	5.9	5.9	2.7	2.7
ENI revenue	$213.6	$213.6	$186.1	$186.1
Quant & Solutions Segment ENI Revenue
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Quant & Solutions ENI revenue increased $13.3 million, or 14.0%, from $95.0 million for the three months ended June 30, 2023 to $108.3 million for the three months ended June 30, 2024. The increase was mainly attributable to 13.7% higher management fees driven by higher average AUM resulting from positive equity markets in the past twelve months.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Quant & Solutions ENI revenue increased $27.5 million, or 14.8%, from $186.1 million for the six months ended June 30, 2023 to $213.6 million for the six months ended June 30, 2024. The increase was attributable to 13.2% higher management fees driven by higher average AUM resulting from positive equity markets in the past twelve months and higher performance fees that are variable and are contractually triggered based on investment performance results over agreed upon time periods.

    Segment ENI Expense
The following table identifies the components of segment ENI expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in millions)	2024			2023
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$22.6	$1.7	$24.3	$22.0	$1.7	$23.7
General and administrative expense	20.5	2.1	22.6	20.9	2.2	23.1
Depreciation and amortization	4.6	—	4.6	4.4	—	4.4
Total ENI operating expenses	$47.7	$3.8	$51.5	$47.3	$3.9	$51.2
Variable compensation	26.8	0.6	27.4	22.0	0.7	22.7
Affiliate key employee distributions	2.1	—	2.1	1.2	—	1.2
Total expenses	$76.6	$4.4	$81.0	$70.5	$4.6	$75.1
The following table identifies the components of segment ENI expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in millions)	2024			2023
	Quant & Solutions	Other	Total	Quant & Solutions	Other	Total
Fixed compensation & benefits	$44.2	$3.6	$47.8	$43.6	$3.5	$47.1
General and administrative expense	40.0	4.0	44.0	39.1	3.9	43.0
Depreciation and amortization	9.2	—	9.2	8.2	—	8.2
Total ENI operating expenses	$93.4	$7.6	$101.0	$90.9	$7.4	$98.3
Variable compensation	52.8	1.2	54.0	44.5	1.4	45.9
Affiliate key employee distributions	4.3	—	4.3	2.4	—	2.4
Total expenses	$150.5	$8.8	$159.3	$137.8	$8.8	$146.6
Quant & Solutions Segment ENI Expense
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Quant & Solutions ENI operating expense increased $0.4 million, or 0.8%, from $47.3 million for the three months ended June 30, 2023 to $47.7 million for the three months ended June 30, 2024. The increase was driven by 2.7% higher ENI fixed compensation and benefits expense.

Quant & Solutions ENI fixed compensation and benefits expense increased 2.7% reflecting cost of living increases and the cost of new hires supporting our growth initiatives, partially offset by cost savings realized from restructuring at our Affiliate in late 2023. Quant & Solutions ENI general and administrative expense decreased (1.9)% due to lower consulting costs. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 21.8% as a result of higher earnings before variable compensation, partially offset by changes in deferred compensation expense earned on current and prior year performance fee revenues in the three months ended June 30, 2024. Affiliate key employee distributions attributable to Quant & Solutions increased 75.0%. Affiliate key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Affiliate key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Quant & Solutions ENI operating expense increased $2.5 million, or 2.8%, from $90.9 million for the six months ended June 30, 2023 to $93.4 million for the six months ended June 30, 2024. The increase was driven by 2.3% higher ENI general and administrative expense primarily due to higher systems, outside services, and portfolio administrative costs and continued investment in growth initiatives and capabilities. Quant & Solutions ENI fixed compensation and benefits expense increased 1.4% reflecting cost of living increases and the cost of new hires supporting our growth initiatives, offset by cost savings realized from restructuring in late 2023. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 18.7% as a result of higher earnings before variable compensation, partially offset by changes in deferred compensation expense earned on current and prior year performance fee revenues in the six months ended June 30, 2024. Affiliate key employee distributions attributable to Quant & Solutions increased 79.2%. Affiliate key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Affiliate key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share.
Other ENI Expense
Three months ended June 30, 2024 compared to three months ended June 30, 2023: Other ENI operating expense decreased $(0.1) million, or (2.6)%, from $3.9 million for the three months ended June 30, 2023 to $3.8 million for the three months ended June 30, 2024. The decrease was driven by (4.5)% lower general and administrative expense resulting from cost-saving initiatives. Other ENI variable compensation expense decreased (14.3)% due to lower non-cash equity compensation amortization at the corporate head office.
Six months ended June 30, 2024 compared to six months ended June 30, 2023: Other ENI operating expense increased $0.2 million, or 2.7%, from $7.4 million for the six months ended June 30, 2023 to $7.6 million for the six months ended June 30, 2024. The increase was driven by 2.9% higher fixed compensation and benefit expense due to cost of living and employee benefit increases driven by inflation and 2.6% higher general and administrative expense driven by an increase in rent expense. Other ENI variable compensation expense decreased (14.3)% due to lower non-cash equity compensation amortization at the corporate head office.

Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2024	2023
Cash provided by (used in)(1)
Operating activities	$5.4	$7.3
Investing activities	(18.8)	(10.7)
Financing activities	(61.7)	35.7

(1)Excludes consolidated Funds.
Comparison for the six months ended June 30, 2024 and 2023
Net cash from operating activities decreased $(1.9) million, from net cash provided of $7.3 million for the six months ended June 30, 2023 to net cash provided of $5.4 million for the six months ended June 30, 2024, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the six months ended June 30, 2024, net cash from investing activities changed by $(8.1) million, from $(10.7) million used in the six months ended June 30, 2023 to $(18.8) million used in the six months ended June 30, 2024, driven by higher net purchases of investment securities and lower fixed asset additions in the six months ended June 30, 2024. Net cash from financing activities decreased $97.4 million, from $35.7 million provided in the six months ended June 30, 2023 to $(61.7) million used in the six months ended June 30, 2024, primarily due to higher share repurchases in the six months ended June 30, 2024.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net income attributable to controlling interests	$11.0	$11.4	$25.6	$23.4
Net interest expense to third parties	4.4	3.9	8.1	7.7
Income tax expense	5.6	5.5	11.7	10.6
Depreciation and amortization (including intangible assets)	5.0	4.4	9.6	8.2
EBITDA	$26.0	$25.2	$55.0	$49.9
Non-cash compensation costs, including revaluation of Affiliate key employee-owned equity and profit interests	6.1	(0.2)	10.8	(0.6)
Gain on seed and co-investments	(1.0)	(0.5)	(2.8)	(1.6)
Restructuring expenses(1)	0.9	0.2	0.9	0.6
Capital transaction costs	—	—	—	—
Adjusted EBITDA	$32.0	$24.7	$63.9	$48.3
ENI net interest expense to third parties	(3.5)	(3.5)	(6.5)	(6.9)
Depreciation and amortization(2)	(4.7)	(4.8)	(9.6)	(8.8)
Tax on economic net income	(6.6)	(4.4)	(13.2)	(8.8)
Economic net income	$17.2	$12.0	$34.6	$23.8

(1)The three months ended June 30, 2024 includes $(0.3) million of severance-related items at Acadian, $0.4 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. The three months ended June 30, 2023 includes $0.2 million of costs associated with the transfer of an insurance policy from our former parent. The six months ended June 30, 2024 includes $(0.5) million of severance-related items at Acadian, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. The six months ended June 30, 2023 includes costs associated with the transfer of an insurance policy from our former parent of $0.6 million.
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

    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	June 30, 2024	December 31, 2023	Interest rate	Maturity
Revolving credit facility:
$125 million revolving credit facility	$36.0	$—	Variable rate	March 7, 2025
Total revolving credit facility	$36.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$274.1	$273.9	4.80%	July 27, 2026
Total third party borrowings	$274.1	$273.9
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
Under the Acadian Credit Agreement, the ratio of Acadian’s third-party borrowings to Acadian’s trailing twelve months Adjusted EBITDA, as defined by the Acadian Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian’s trailing twelve months Adjusted EBITDA to Acadian’s interest expense (the “Interest Coverage Ratio”) must be not less than 4.0x. At June 30, 2024, Acadian’s Leverage Ratio was 0.2x and Acadian’s Interest Coverage Ratio was 61.9x.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	June 30, 2024	December 31, 2023
($ in millions)
Share-based payments liability	$24.0	$23.0
Affiliate profit interests liability	10.2	—
Employee equity	34.2	23.0
Voluntary deferral plan liability	47.0	44.5
Total	$81.2	$67.5

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
Additionally, we have recorded accrued incentive compensation of $54.8 million and $101.3 million on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. Included within the accrued incentive compensation balance is the vested portion of Acadian’s deferred compensation pool. Acadian’s deferred compensation pool is based on a contractual percentage of Acadian performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $9.5 million, $10.9 million and $0.7 million is expected to be recognized in the years ending December 31, 2024, 2025 and 2026, respectively.
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
Our model for assessing the impact of market risk on our results uses June 30, 2024 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2024. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2024.
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
The value of our assets under management was $112.6 billion as of June 30, 2024. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $43 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $16 billion, or 14%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $5 million impact to our gross performance fees based on our trailing twelve-month performance fees of $54 million as of June 30, 2024. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $19 million in our post-tax economic net income, given our current cost structure and operating model.
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

•Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $112 billion of equity assets under management to increase or decrease by $11 billion, resulting in a change in annualized management fee revenue of $43 million and an annual change in post-tax economic net income of approximately $17 million, given our current cost structure, operating model, and weighted average fee rate of 38 basis points at the mix of strategies as of June 30, 2024. Approximately $14 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $88 billion of foreign currency denominated AUM to increase or decrease by $9 billion, resulting in a change in annualized management fee revenue of $36 million and an annual change in post-tax economic net income of $14 million, based on weighted average fees earned on our foreign currency denominated AUM of 41 basis points at the mix of strategies as of June 30, 2024. Approximately $13 billion, or 15%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. Borrowings under the credit facility were $36.0 million as of June 30, 2024. We currently do not hedge against interest rate risk. As of June 30, 2024, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the six months ended June 30, 2024.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)(1)
April 1-30, 2024	175,459	$22.46	175,459	$16.6
May 1-31, 2024	408,844	22.43	408,844	7.4
June 1-30, 2024	330,323	22.39	330,323	—
Total	914,626	$22.42	914,626

(1) On December 20, 2023, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions and may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The program does not obligate us to repurchase any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 0.9 million shares of common stock with an aggregate purchase price, excluding commissions, of $20.5 million under this program during the three months ended June 30, 2024. As of June 30, 2024, no amount remained available to repurchase shares under the program.
Item 5.  Other Information.
During our fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group Inc.

Dated:	August 8, 2024

		By:	/s/ Suren Rana
Suren Rana President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)