Form 10-K
period 2024-12-31
Acadian Asset Management Inc.
filed 2025-02-27
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-38979

Acadian Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-1121020
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 State Street, 13th Floor		02109
Boston,	Massachusetts
(Address of principal executive offices)		(Zip Code)
(617)-369-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	AAMI	New York Stock Exchange
4.800% Notes due 2026	AAMI 26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2024, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $22.17 on that date on the New York Stock Exchange, was $615,923,637. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 37,491,828 shares of the registrant’s shares of common stock outstanding on February 25, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about May 13, 2025 are incorporated by reference into Part III.

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
Actual results may differ materially from those in forward-looking information as a result of various factors including but not limited to our dependence on Acadian Asset Management LLC (“Acadian LLC”), reliance on key personnel, the potential for reputational harm, actual or potential conflicts of interest, potential losses on seed and co-investment capital, foreign currency exchange risk, litigation risk, competition, risks associated with governmental regulation, and other risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Acadian Asset Management”, “Acadian” or “AAMI” refer to Acadian Asset Management Inc., references to the “Company” and references to “we,” “our” and “us” refer to Acadian Asset Management Inc. and its consolidated subsidiaries. References to “Hold Co” refer to AAMI and its subsidiaries, excluding Acadian LLC. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to Acadian LLC’s sponsored investment entities are “Funds.” References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian LLC’s products or services, nor is any such information a recommendation for Acadian LLC’s products or services.
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

3

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” These risks include, among others, the following key risks:
•Our overall financial results are dependent on the ability of Acadian LLC to generate earnings
•Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market and other factors;
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

4

EXPLANATORY NOTE
Effective January 1, 2025 the Company changed its name from BrightSphere Investment Group Inc. to Acadian Asset Management Inc. As part of the rebranding process, the Company’s New York Stock Exchange symbol changed from BSIG to AAMI. Trading under the new name began on January 2, 2025. The New York Stock Exchange symbol for the Company’s 4.800% notes due 2026 changed from BSIG 26 to AAMI 26.

PART I
Item 1.    Business.
Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). With approximately $117 billion of assets under management as of December 31, 2024, Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. The ownership structure of Acadian LLC provides incentives for growth and prudent business management across multiple generations of Acadian LLC partners, who retain meaningful levels of equity in their own business to preserve strong alignment of interests between us, Acadian LLC, their clients, and our stockholders. Our profit-sharing model enables us to participate directly in margin expansion as Acadian LLC grows. Acadian LLC comprises our Quant & Solutions reportable segment.
Acadian LLC
Acadian LLC, founded in 1986, is a leading systematic investment manager with approximately $117 billion in AUM as of December 31, 2024. Acadian LLC pursues a fundamentally grounded, data-rich, and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian LLC applies a range of investment and risk considerations to a universe of 65,000-plus securities taken from over 150 global markets. Acadian LLC manages strategies in developed and developing markets, including global, emerging market, international, and small cap equities, as well as credit and alternative strategies.
Acadian LLC predominantly invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations. The firm’s clients were domiciled in approximately 40 countries across the globe as of December 31, 2024. The firm has over 120 investment and research professionals and manages numerous investment products and strategies.
Competitive Strengths
Experience.    As a pioneer in systematic investing, we have been managing systematic equity portfolios since the 1980s. This experience affords us a broad perspective and data history. Guided by the economic intuition and insights of a talented, experienced, and diverse investment team, we have been at the forefront of systematic research, signal development, and portfolio construction for nearly 40 years.
Objectivity.    We use a disciplined and objective process, underpinned by rich data and powerful technological tools. An extensive data repository, continually supplemented by an active alternative scouting effort, provides an extensive source for exploring new investment ideas. Given the size, breadth, and complexity of global markets, we believe that such an empirical approach is essential to exploiting behaviorally based mispricings and delivering superior risk-adjusted returns for our clients.
Research.    We are a research-focused firm. Our scientific approach to innovation is driven by research across signal generation, portfolio construction, implementation, and risk management. Research is data-dependent, and our process benefits from its objectivity, breadth, and computational power. We recognize that markets are dynamic and that a robust culture of investment research is essential to maintaining a competitive edge.

Capital Management
Our business generates significant, recurring free cash flow that can be used to return capital to stockholders through share repurchases and dividends, repay outstanding debt, and more broadly create value for our stockholders. In particular, we believe we can generate strong returns on allocated capital by, among other things, (i) providing seed capital to fund new products and strategies; (ii) providing investment capital to support strategic growth initiatives; and (iii) implementing opportunistic share repurchases. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2020 to December 31, 2024, we repurchased approximately 59% of our shares.
Distribution and Client Base
Our distribution is focused on the institutional, sub-advisory, and other channels. The institutional channel accounts for over 80% of our AUM. Within this channel, we have strong relationships in the public/government pension market (43% of our AUM as of December 31, 2024) and the corporate plan market (13% of our AUM as of December 31, 2024), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across industry segments and geographies and have various growth characteristics. Our institutional clients are from across the globe, including, but not limited to, pension funds, state and local governments; sovereign wealth funds, employee benefit plans and foundations and endowments. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. We maintain relationships with a number of insurance companies, private banks, Outsourced Chief Investment Officers (“OCIOs”) and Fund of Funds (“FoFs”). While we market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represented 9% of our AUM as of December 31, 2024. We also manage mutual funds and other commingled products including UCITs and Collective Investment Trusts, which gives us exposure to a retail investor base and the defined contribution market.
Our clients can access our investment strategies through a range of investment vehicles:
•Separate Account: We manage separate account assets within most of our investment strategies. Our separate account clients span the broad spectrum of institutional investors. The fees we charge on separate accounts vary by client, investment strategy and the size of the account.
•Funds: We also offer access to our strategies through commingled funds both within and outside the U.S. Investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a fund, can invest in our pooled funds.
The goal of our marketing, distribution and client service efforts is to grow and maintain a diversified client base. We focus our distribution and marketing efforts on sophisticated investors and asset allocators. Our client service and distribution teams comprise knowledgeable, seasoned professionals, experienced in working across the investment spectrum of investors.

Our client base is diverse without significant concentration. As of December 31, 2024, our top five client relationships represented approximately 13% of total run rate gross management fee revenue, and our top 25 clients represented approximately 35% of run rate gross management fee revenue. The below graphic shows the breakdown of our assets under management as of December 31, 2024 by client type and client location.

Total AUM:	$117.3 bn
Data as of December 31, 2024
Products and Investment Performance
    Product Mix
We offer leading strategies in developed and developing markets, including global, emerging market, international, and small cap equities, as well as credit and alternative strategies.
The chart below presents our wide range of offerings. These offerings are designed to provide a balanced earnings stream to our business. We believe our offerings are well-positioned in areas of investor demand and the diversity of investment style and asset class can enable us to participate in growing segments of the industry, through a range of investing environments. Our product initiatives to drive growth include enhanced equity, equity extensions, systematic credit, and equity alternatives. Enhanced strategies offer attractive risk-adjusted returns with comparatively lower active risk relative to standard active offerings. Extension portfolios are a form of high conviction investing which leverage both long and short positions to increase active views, such as 130/30 products.

Investment Performance
Our mission is to produce strong risk-adjusted returns for our clients. We have competitive near- and long-term track records and are well-positioned for continued growth.
In addition to analyzing our performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our existing client base, we also consider the number of our at-scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as “equal-weighted,” indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. We also present our performance by showing the percentage of our assets beating their benchmarks over the same time periods.
The charts below reflect performance versus benchmark on a revenue-weighted basis on a trailing three-, five-, and ten-year basis over each of the last five years. Our long-term performance has been strong and has improved since 2020, which was negatively impacted by the global equity market environment during the pandemic.

Data as of December 31 for the years 2020 to 2024
*Assets representing 11%, 47%, 89%, 88% and 91% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2020, 2021, 2022, 2023 and 2024, respectively.
The charts below indicate performance as of December 31, 2024 on a revenue-weighted, equal-weighted, and asset-weighted basis relative to benchmark on a trailing three-, five-, and ten-year basis.
Investment Performance*

Data as of December 31, 2024*

*    As of December 31, 2024, assets representing 91% of revenue were outperforming benchmarks on a 1- year basis. Figures calculated using gross of fee strategy composite returns. Past performance is no guarantee of future results. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Acadian LLC.

Competition
The industry in which we operate is highly competitive. In order to be successful and grow our business, we must be able to compete effectively for AUM. We compete globally with international and domestic investment management firms, hedge funds, and other subsidiaries of financial institutions for institutional assets.
Many of the organizations we compete with offer investment strategies similar to those offered by us, and these organizations may have greater financial resources and distribution capabilities than we offer. Some of these firms offer other products and services—in particular investment strategies such as passively managed products, including exchange traded funds, that typically carry lower fee rates. Additionally, there are limited barriers to entry for new investment managers. We compete with these organizations to attract and retain institutional clients and their assets based on the following primary factors:
•the investment performance records of our strategies;
•the breadth of active investment strategies and vehicle options that we offer;
•the alignment of our investment strategies to the current market conditions and investment preferences and needs of potential clients;
•the quality, depth, and reputation of the investment teams that executes our strategies;
•the continuity of our investment and distribution teams;
•the caliber of service we provide our clients; and
•our brand recognition and reputation within the investment community
Our History and Organizational Structure
The predecessor of AAMI was formed in 1980. We were incorporated on May 29, 2014 as a private limited company under the laws of England and Wales and completed a redomestication process to become a Delaware corporation on July 15, 2019. Effective as of January 1, 2025, we changed our name from BrightSphere Investment Group Inc. to Acadian Asset Management Inc.

Regulation
We are subject to U.S. federal securities laws, state securities and corporate laws, and the rules and regulations of U.S. regulatory and self-regulatory organizations.
Acadian LLC (including its subsidiaries) is also subject to regulation in the U.S. through its primary regulator, the SEC, under the Investment Advisers Act of 1940, as amended. To the extent Acadian LLC acts as investment adviser or sub-adviser to registered investment companies, it must also comply with the terms of the Investment Company Act of 1940, as amended and the rules thereunder. The Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act of 1940 regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Acadian LLC is also subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; and may also be subject to the rules and regulations adopted by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc., or FINRA; and state regulators. Acadian LLC and its subsidiaries may also be registered from time to time in jurisdictions outside of the U.S. and will be subject to applicable regulation in those jurisdictions. Acadian LLC is also subject to regulation relating to the offer and sale of financial products in each of the European Union countries in which Acadian LLC and its subsidiaries operate. As we expand distribution efforts into non-U.S. jurisdictions, including other member countries of the European Union, Latin America, the Middle East and Asian countries, we may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our business.
Through wholly owned subsidiaries, Acadian LLC is also subject to the regulatory environments of the non-U.S. jurisdictions in which Acadian LLC operates. Acadian LLC’s U.K. subsidiary is subject to regulation by the Financial Conduct Authority, or FCA. Acadian LLC’s Singapore subsidiary is subject to regulation by the Monetary Authority of Singapore. Acadian LLC Australia is subject to regulation by the Australian Securities and Investment Commission. Each regulatory body imposes a comprehensive system of regulation on investment advisers and the manner in which we conduct our business in that country.
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
As of December 31, 2024, we had 383 full-time equivalent employees, of which 20 are at Hold Co. None of these employees are represented by any collective bargaining agreements.

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
Available Information
Our web site is www.acadian-inc.com. Our web site provides information about us, and from time to time we may use it as a distribution channel of material company information. We routinely post financial and other important information in the “Investor Relations” section of our web site and we encourage investors to consult that section regularly. That section of our web site includes “Public Filings” where one can download copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any other report filed or furnished with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.
In addition, the SEC maintains a website that contains reports, proxy statement and other information about issuers, such as AAMI, who file electronically with the SEC. The address of the website is www.sec.gov.

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

Risks Related to Operations

Our overall financial results are dependent on the ability of Acadian LLC to generate earnings.
Substantially all of our revenue generation is dependent on Acadian LLC, who receives the majority of their fees based on the values of assets under management. Substantially all of our cash flows consist of distributions received from Acadian LLC. As a result, our cash flows and ability to fund operations are largely dependent upon the profitability of Acadian LLC.

Acadian LLC is required to make certain cash distributions to us under its operating agreement. Distributions to us from Acadian LLC may be subject to Acadian LLC maintaining sufficient working capital, regulatory requirements, claims of creditors of Acadian LLC and applicable bankruptcy and insolvency laws. Any material decrease in profits at, or material reduction in distributions from, Acadian LLC could negatively impact our business and results of operations.

Acadian LLC operates under ownership, governance and economic arrangements that we and Acadian LLC negotiated either at inception or during the course of our relationship. Any renegotiation of the economic arrangement could reduce the economic benefits derived by us from Acadian LLC.

Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market and other factors.
Our financial performance is dependent upon our ability to minimize outflows and increase inflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our investment strategies, which can be impacted by factors within and/or outside our control, including general market and economic conditions, is critical to retaining existing client assets and investors, including in funds we advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which we invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of investments in those companies.
Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies may be rated, ranked or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients and investors in funds we advise or sub-advise. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could, among other things, result in an increase in the withdrawal of assets by existing clients and investors and the inability to attract additional investments. If a significant portion of clients or investors decides to withdraw their investments or terminate their investment management agreements or sub-advisory agreements, our ability to generate earnings would decline and our results of operations and financial condition would be affected.
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
A significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2024, $52 billion, or 45%, of our assets under management were concentrated across three investment strategies: Acadian Global Equity ($19 billion, or 16%) Acadian Emerging Markets Equity ($18 billion, or 16%), and Acadian All-Country World ex-US Equity ($15 billion, or 13%). Consequently, our results of operations are dependent upon our ability to minimize the risk of outflows from these strategies through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us.
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
A significant amount of our assets under management is represented by strategies that invest in securities of non-U.S. companies. As of December 31, 2024, approximately 80% of our AUM is in non-US denominated currencies. Fluctuations in foreign currency exchange rates could negatively impact the account values and the investment returns of clients who are invested in these strategies, with a corresponding reduction in management fee income. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies, which in turn would result in lower revenues.
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
We depend on the skills and expertise of our key investment and management personnel, and our success and growth depends on our ability to attract and retain key personnel. We rely heavily upon the services of certain key investment and management personnel. The loss of key investment and management personnel for any reason could have an adverse impact upon our business, results of operations and financial condition. Any of our key investment or management personnel could resign at any time, join a competitor or form a competing company. We have entered into non-competition agreements with some, but not all, of our investment and management personnel, but these agreements may not be enforceable or may not be enforceable to their full extent. Additionally, key employees receive equity awards that limit a recipient’s right to provide competitive services to our clients or solicit our employees for prescribed periods. However, we may agree to waive restrictive covenants applicable to investment or management personnel in light of the circumstances of our relationship with that person.
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
Equity ownership by our employees may be at Acadian LLC or at the holding company level. There may be instances where the interests of equity-holders of Acadian LLC may not align with our stockholders in effecting a desired outcome.
There is no assurance that a resolution of any conflicts of interest may be possible or the interests of all parties can be taken into account.
Impairment of our relationships with clients and/or consultants may negatively impact our business and our results of operations.
We believe we have strong client and consultant relationships in our core institutional marketplaces, and we depend upon these relationships to successfully market our existing products and strategies and to introduce new products and strategies. As of December 31, 2024, our top five client relationships represented approximately 13% of total run rate gross management fee revenue, and our top 25 clients represented approximately 35% of run rate gross management fee revenue. Total run rate gross management fee revenue reflects the sum for each account at Acadian LLC, of the product of (a) assets under management in each account at December 31, 2024, multiplied by (b) the relevant management fee rate on that account. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our business and negatively impact our results of operations.
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
Acadian LLC is a U.S. registered investment adviser. Acadian LLC may provide investment advisory services to investment companies registered under the Investment Company Act pursuant to the terms of an investment advisory agreement between Acadian LLC and the applicable U.S. registered investment company. Acadian LLC may also be retained by U.S. registered investment advisers to certain U.S. registered investment companies to provide investment sub-advisory services to U.S. registered investment companies pursuant to the terms of an investment sub-advisory agreement between Acadian LLC and the relevant U.S. registered investment adviser. An investment advisory agreement may be terminated by a client without penalty upon relatively short notice (typically no more than 30 days). In addition, the investment advisory agreements and sub-advisory agreements with respect to registered investment companies generally may be terminated by the registered investment company or, in those instances where Acadian LLC serves as a sub-adviser, the registered investment company’s adviser, without penalty, upon 60 days’ notice and are subject to annual approval by the registered investment company’s board of directors or trustees. Clients may decide to terminate or not renew an agreement for poor investment performance or any variety of reasons which may be beyond our control. A decrease in revenues resulting from termination of an investment advisory agreement or sub-advisory agreement for any reason could have a material adverse effect on our revenue and profits and a negative effect on our results of operations.

Pursuant to the Advisers Act, investment advisory agreements between Acadian LLC, who is a U.S. registered investment advisers and their clients are not assignable without the consent of the client. As required by the Investment Company Act of 1940, or the Investment Company Act, investment advisory agreements and sub-advisory agreements between Acadian LLC and investment company clients and/or the investment advisers to those investment companies terminate upon their assignment. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of the voting securities of Acadian LLC. A transaction is not deemed an assignment under the Advisers Act or the Investment Company Act, however, if it does not result in a change of actual control or management of Acadian LLC.
If anyone acquires, or is deemed to have acquired, a controlling block of our voting securities in the future, the contractual anti-assignment and termination provisions of the investment advisory and sub-advisory agreements between Acadian LLC and its clients may be implicated. If an assignment of an investment advisory or sub-advisory agreement is deemed to occur, and clients do not consent to the assignment or, with respect to investment company clients, enter into a new agreement with Acadian LLC, which may require the approval of the investment company’s stockholders in addition to its board of directors or trustees, our results of operations could be materially and adversely affected.
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
Furthermore, a shift in the mix of assets under management from asset classes or products that generate higher fees to those that generate lower fees may result in a decrease in revenues while aggregate assets under management remain unchanged or increase. Such shifts can occur as various investment strategies go in and out of favor due to competition in the industry or as a result of movements between asset classes or certain products no longer being available to investors. In addition, in the event Acadian LLC has or develops a focus on strategies that generate lower fees, a decrease in revenues may result. A decrease in revenues without a reduction in expenses will result in reduced net income.
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
Acadian LLC may serve as general partner, managing member or their equivalents for investment products that are organized as partnerships or other commingled vehicles. As such, we may be exposed to liability in the limited liability company, partnership or investment vehicle or required to undertake certain obligations under applicable law that we or they otherwise would not be required to undertake as a holding company or investment adviser. In addition we may be deemed to be a control person of Acadian LLC as that term is defined in various U.S. federal and state statutes and, as such, potentially liable for the acts of Acadian LLC or its employees. Consequently, if under such circumstances Acadian LLC incurs liabilities or expenses that exceed its ability to pay, we may be directly or indirectly liable for its payment to the extent provided in the governing documents of the limited liability company, partnership or investment vehicle or under applicable law. While we maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that claims will not be made against us that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that an adequate amount of insurance coverage will continue to be available to us at a reasonable cost. A judgment against us in excess of available insurance coverage could have a material adverse impact on our business and financial condition.
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

As of December 31, 2024, we had approximately $90 million committed to seed capital, which is currently invested in seven products. The amount we commit to, or invest in, seed capital could change materially from time to time in our discretion based on the needs of the business. The capital utilized in the seed portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed capital would adversely impact our results of operations or financial condition.
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
As of December 31, 2024, we had $275.0 million of long-term bonds outstanding. For additional information regarding our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”
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

We may be unable to obtain sufficient capital and liquidity to meet the requirements of our business.
Our ability to finance our operations, strategic initiatives and maturing obligations under our long-terms bonds is dependent on future issuances of long-term bonds or other financing options and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and negatively impact our financial condition.
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

A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions. Like many other financial institutions, we have been subject to cyber-attacks and will continue to be subject to an increasing risk of cyber incidents from these activities. Cyber-attacks are growing in sophistication and come from a variety of sources, including criminal hackers, activists, state-sponsored intrusions, industrial espionage, and insider threats. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have implemented security measures, our technology systems, and those of our vendors, contractors, and other third-party partners who process information on our behalf, may still be vulnerable to security incidents, disruptions, cyber-attacks or similar events such as unauthorized access, computer malware, phishing attacks and other forms of social engineering, denial-of-service attacks, ransomware attacks, or other events that have a security impact, such as an authorized employee or vendor inadvertently causing the release of confidential information or third-party unauthorized access or account takeovers, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems through cyber-attacks, or failure to manage and secure our technology environment, could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents and litigation costs resulting from an incident. Moreover, accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data and confidential client information could harm our reputation and subject us to liability under the laws that protect personal data and confidential information, resulting in increased costs or loss of revenues. A successful attack could result in significant adverse consequences, including regulatory inquiries or litigation, increased costs and expenses including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.
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
Beginning January 1, 2021, EU laws ceased to apply in the U.K. Brexit has resulted in increased complexity to our operations, including the ability of our UK subsidiary to access the European Economic Area. Future EU or U.K.-based legislation or agreements enacted in response to Brexit may have a further adverse impact on us or our investments. Brexit also may result in significant market dislocation, heightened counterparty risk and an adverse effect on the management of market risk, particularly asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability to manage, operate and invest and increased legal, regulatory or compliance burden for us, each of which could have a negative impact on our operations, investments, financial condition, returns or prospects.
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
Acadian LLC is subject to extensive regulation in the U.S. through its primary regulator, the SEC, under the Advisers Act. To the extent Acadian LLC acts as investment adviser or sub-adviser to registered investment companies, it must also comply with the terms of the Investment Company Act and the rules thereunder. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Acadian LLC may also be subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc., or FINRA; and state regulators.
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
Developments in applicable regulatory environments may include heightened and additional examinations and inspections by regulators and the imposition of additional reporting and disclosure obligations. Regulators also may take a more aggressive posture on bringing enforcement proceedings which could result in fines, penalties and additional remedial activities.
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

Failure to comply with applicable laws or regulations could result in fines, suspension or revocation of Acadian LLC’s registration as an investment adviser, suspensions of individual employees, revocation of licenses to operate in certain jurisdictions or other sanctions, which could materially adversely affect our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction, or the fine or sanction imposed against us or our respective employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of a fine or sanction could cause us to suffer financial loss, harm our reputation and cause us to lose business or fail to attract new business which would have a direct adverse impact on our business, financial condition and results of operations.
Risks Related to Our Ownership Structure and Governance
Paulson has meaningful ability to influence our business.
As of February 14, 2025, Paulson & Co. Inc. (“Paulson”) owns 23.9% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other stockholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant stockholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint one director so long as it holds at least 7% of our outstanding common stock. Paulson also has the right to transfer this appointment right to a transferee that acquires from Paulson the foregoing percentage of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.
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
We have recorded goodwill and intangible asset impairments in the past and could incur such charges in the future if acquisitions occur and we take on more goodwill. We review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying values. We test the values of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such review indicate impairment, a write-down of the carrying value of goodwill or the intangible asset could occur, resulting in a non-cash charge that may, in turn, affect our reported results of operations, financial condition and shareholders’ equity.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our structure and applicable provisions of Delaware law.
Any declaration of dividends will be at the discretion of our Board of Directors, and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors deems relevant in making such a determination. However, our ability to make such distributions will be subject to our operating results, which are impacted by the ability of Acadian LLC to make distributions to us, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution, our compliance with covenants and financial ratios related to existing or future indebtedness, including under our notes and our credit facilities, and our other agreements with third parties. In addition, we are dependent upon the ability of Acadian LLC to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock.
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
Our cybersecurity program is managed by our Head of IT and CISO, who reports to our Chief Administrative Officer and has served in this role since 2019. Our Head of IT and CISO has over 20 years of industry experience in information technology and maintains industry certifications such as the ISC2 CISSP.
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

Item 2.    Properties.
Our principal executive office is located at 200 State Street, 13th Floor, Boston, Massachusetts 02109. Acadian LLC has its own primary office in Boston, MA where core investment management activities take place. In addition, Acadian LLC has leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “AAMI.” As of February 26, 2025 there were two registered stockholders of record.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AAMI under the Securities Act.
The following graph compares the cumulative stockholder return on our common stock during the five-year period ending December 31, 2024, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Financial Sector Index.

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
AAMI
S&P 500
S&P Financials

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “Acadian Asset Management”, “Acadian” or “AAMI” refer to Acadian Asset Management Inc., and references to “we,” “our” and “us” refer to AAMI and its consolidated subsidiaries. References to Hold Co refer to AAMI and its subsidiaries excluding Acadian Asset Management LLC (“Acadian LLC”). Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell Acadian LLC’s products or services, nor is any such information a recommendation for Acadian LLC’s products or services.
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
Our MD&A is presented in five sections:
•Overview provides a brief description of our business. It includes information on our reporting segment, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by strategy, client type and client location, and net flows by segment, client type and client location.
•U.S. GAAP Results of Operations for the years ended December 31, 2024, 2023 and 2022 includes an explanation of changes in our U.S. GAAP revenue, expense and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the years ended December 31, 2024, 2023 and 2022, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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
Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian LLC. Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, international, and small cap equities, as well as credit and alternative strategies. Acadian LLC comprises our Quant & Solutions reportable segment:
•Quant & Solutions—comprised of strategies that leverage cutting-edge technology to gather and analyze data to identify mispriced assets to deliver attractive risk-adjusted returns for investors; portfolios include developed and developing markets for equity, credit and alternative strategies. This segment is comprised of our interest in Acadian LLC.
Hold Co is included within the Unallocated Corporate expenses category.
Under U.S. GAAP, Acadian LLC is consolidated into our financial statements. We may also be required to consolidate Acadian LLC’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. Approximately $20 billion, or 17%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
Our largest expense item is compensation and benefits paid to our employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation is comprised of variable compensation at both Hold Co and Acadian LLC. Hold Co variable compensation includes discretionary annual bonuses and may be paid in the form of cash or AAMI equity. Acadian LLC variable compensation, calculated as described below, may be awarded in cash, equity, or profit interests.
The arrangement in place with Acadian LLC results in the sharing of economics between us and key management personnel using a profit-sharing model. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of Acadian LLC’s equity or profit interests distribution to its employees.
Variable compensation includes the portion of earnings that is contractually allocated to Acadian LLC employees as a bonus pool, typically representing a percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Acadian LLC key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Acadian LLC key employees and ours are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incentivized to achieve that growth.
Equity or profit interests owned by Acadian LLC key employees are awarded as part of their variable compensation arrangement. Over time, Acadian LLC key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by key employees forgoing cash bonuses in exchange for the equivalent value in Acadian LLC equity or profit interests. The recycling of equity or profit interests is often facilitated by Hold Co; see “—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense” for a further discussion. Employee equity is valued at a fixed multiple of profits, so employees have transparency into both their earning potential in any year from the bonus pool and share of profits, as well as the current value of their equity and the long-term potential to realize value from its growth.
In this structure, key employees who are managing the business have incentives to manage for profit, but also to manage the business prudently, in the interest of their clients, and invest for growth, since they will benefit over the long term as both employees and equity holders. In this way, key employees are aligned with the public stockholders to generate profits and growth over time.

How We Measure Performance
We manage our business based on one segment, reflecting how our management assesses the performance of our business.
In measuring and monitoring the key components of our earnings, our management uses a non-GAAP financial measure, ENI, to evaluate the financial performance of, and to make operational decisions for, our business. We also use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and Acadian LLC equity distributions, and incentivize management. It is an important measure in evaluating our financial performance because we believe it most accurately represents our operating performance and cash generation capability.
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Acadian LLC equity and profit interests held by key employees, the results of discontinued operations which are no longer part of our business, restructuring costs, capital transaction costs, seed capital and co-investment gains, losses and related financing costs, and that portion of consolidated Funds which are not attributable to our stockholders.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our stockholders.
ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our stockholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude amounts from consolidated Funds which are not attributable to our stockholders, revaluations of Acadian LLC key employee owned equity and profit interests, amortization and impairment of acquired intangibles and other acquisition-related items, and certain other non-cash expenses.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
U.S. GAAP Basis
Revenue	$505.6	$426.6	$417.2	$79.0	$9.4
Pre-tax income attributable to controlling interests	123.9	95.2	144.8	28.7	(49.6)
Net income attributable to controlling interests	85.0	65.8	100.6	19.2	(34.8)
U.S. GAAP operating margin(1)	27%	25%	40%	195 bps	(1540) bps
Earnings per share, basic ($)	$2.25	$1.59	$2.39	$0.66	$(0.80)
Earnings per share, diluted ($)	2.22	1.55	2.33	$0.67	$(0.78)
Basic shares outstanding (in millions)	37.8	41.5	42.1	(3.7)	(0.6)
Diluted shares outstanding (in millions)	38.3	42.5	43.2	(4.2)	(0.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$502.5	$423.6	$416.8	$78.9	$6.8
Pre-tax economic net income(5)	146.2	103.4	112.0	42.8	(8.6)
ENI operating margin(6)	33%	28%	32%	499 bps	(385) bps
Adjusted EBITDA	$177.1	$133.8	$150.1	$43.3	$(16.3)
Economic net income(7)	105.8	75.7	81.6	30.1	(5.9)
ENI diluted EPS ($)	$2.76	$1.78	$1.89	$0.98	$(0.11)

Other Operational Information
Assets under management (AUM) excluding discontinued operations at year end (in billions)	$117.3	$103.7	$93.6	$13.6	$10.1
Net client cash flows (in billions)	1.8	(2.3)	(3.1)	4.1	0.8

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items of $(1.0) million, costs associated with the transfer of an insurance policy from our former parent of $1.3 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million for the year ended December 31, 2024. Excludes severance costs of $7.3 million, legal-related restructuring costs at the Hold Co of $0.9 million, and costs associated with the transfer of an insurance policy from our former parent of $1.3 million for the year ended December 31, 2023. Excludes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $1.2 million for the year ended December 31, 2022.
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

Assets Under Management
Our total assets under management as of December 31, 2024 were $117.3 billion. The following table presents our assets under management as of each of the dates indicated:

($ in billions)	December 31, 2024	December 31, 2023	December 31, 2022
Acadian LLC	$117.3	$103.7	$93.6

Our strategies include:
i.Developed Markets, which includes U.S., global and international strategies; and
ii.Developing Markets, which includes investments in the emerging and frontier markets.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2024	December 31, 2023	December 31, 2022
Developed Markets	$91.0	$80.7	$73.2
Developing Markets	26.3	23.0	20.4
Total assets under management	$117.3	$103.7	$93.6
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2024		December 31, 2023		December 31, 2022
	AUM	% of total	AUM	% of total	AUM	% of total
Public/Government	$50.7	43.2%	$43.7	42.1%	$39.3	42.0%
Commingled Trust/UCITS	28.0	23.9%	25.2	24.3%	21.7	23.2%
Corporate/Union	15.7	13.4%	12.0	11.6%	13.1	14.0%
Sub-advisory	10.9	9.3%	12.8	12.3%	11.8	12.6%
Endowment/Foundation	3.5	3.0%	3.4	3.3%	3.1	3.3%
Other	8.5	7.2%	6.6	6.4%	4.6	4.9%
Total assets under management	$117.3		$103.7		$93.6
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2024		December 31, 2023		December 31, 2022
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$75.3	64.2%	$69.9	67.4%	$62.7	67.0%
Europe	15.9	13.6%	16.6	16.0%	16.3	17.4%
Asia	9.5	8.1%	4.4	4.2%	3.2	3.4%
Australia	8.6	7.3%	6.5	6.3%	5.6	6.0%
Other	8.0	6.8%	6.3	6.1%	5.8	6.2%
Total assets under management	$117.3		$103.7		$93.6

AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2024	2023	2022
Quant & Solutions
Beginning balance	$103.7	$93.6	$117.2
Gross inflows	21.2	9.3	11.1
Gross outflows	(22.7)	(15.2)	(18.0)
Reinvested income and distributions	3.3	3.6	3.8
Net flows	1.8	(2.3)	(3.1)
Market appreciation (depreciation)	11.8	12.4	(20.5)
Ending balance	$117.3	$103.7	$93.6
Average AUM	$112.3	$98.4	$98.7

We also analyze our asset flows by client type and client location. Our client types include:
i.Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;
ii.Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and
iii.Retail/other, which includes assets managed for mutual funds sponsored by Acadian LLC, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2024	2023	2022
Sub-advisory
Beginning balance	$12.8	$11.8	$14.1
Gross inflows	1.5	1.5	1.3
Gross outflows	(5.0)	(2.1)	(1.8)
Reinvested income and distributions	0.4	0.5	0.5
Net flows	(3.1)	(0.1)	—
Market appreciation (depreciation)	1.2	1.1	(2.3)
Ending balance	$10.9	$12.8	$11.8

Institutional
Beginning balance	$84.3	$77.2	$97.8
Gross inflows	17.9	6.3	8.3
Gross outflows	(16.3)	(12.5)	(15.1)
Reinvested income and distributions	2.7	2.9	3.1
Net flows	4.3	(3.3)	(3.7)
Market appreciation (depreciation)	9.3	10.4	(16.9)
Ending balance	$97.9	$84.3	$77.2

Retail / Other
Beginning balance	$6.6	$4.6	$5.3
Gross inflows	1.8	1.5	1.5
Gross outflows	(1.4)	(0.6)	(1.1)
Reinvested income and distributions	0.2	0.2	0.2
Net flows	0.6	1.1	0.6
Market appreciation (depreciation)	1.3	0.9	(1.3)
Ending balance	$8.5	$6.6	$4.6

Total
Beginning balance	$103.7	$93.6	$117.2
Gross inflows	21.2	9.3	11.1
Gross outflows	(22.7)	(15.2)	(18.0)
Reinvested income and distributions	3.3	3.6	3.8
Net flows	1.8	(2.3)	(3.1)
Market appreciation (depreciation)	11.8	12.4	(20.5)
Ending balance	$117.3	$103.7	$93.6

Our categorization of assets under management by client location includes:
i.U.S.-based clients, where the contracting client is based in the United States, and
ii.Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2024	2023	2022
U.S.
Beginning balance	$69.9	$62.7	$77.1
Gross inflows	8.6	5.4	6.0
Gross outflows	(13.2)	(9.1)	(9.0)
Reinvested income and distributions	2.1	2.4	2.6
Net flows	(2.5)	(1.3)	(0.4)
Market appreciation (depreciation)	7.9	8.5	(14.0)
Ending balance	$75.3	$69.9	$62.7

Non-U.S.
Beginning balance	$33.8	$30.9	$40.1
Gross inflows	12.6	3.9	5.1
Gross outflows	(9.5)	(6.1)	(9.0)
Reinvested income and distributions	1.2	1.2	1.2
Net flows	4.3	(1.0)	(2.7)
Market appreciation (depreciation)	3.9	3.9	(6.5)
Ending balance	$42.0	$33.8	$30.9

Total
Beginning balance	$103.7	$93.6	$117.2
Gross inflows	21.2	9.3	11.1
Gross outflows	(22.7)	(15.2)	(18.0)
Reinvested income and distributions	3.3	3.6	3.8
Net flows	1.8	(2.3)	(3.1)
Market appreciation (depreciation)	11.8	12.4	(20.5)
Ending balance	$117.3	$103.7	$93.6

At December 31, 2024, our total assets under management were $117.3 billion, an increase of $13.6 billion or 13.1%, compared to $103.7 billion at December 31, 2023. The assets under management at December 31, 2023 represented an increase of $10.1 billion or 10.8% compared to $93.6 billion at December 31, 2022. The change in assets under management during the year ended December 31, 2024 reflects net market appreciation of $11.8 billion and net flows of $1.8 billion, including reinvested income and distributions of $3.3 billion. The change in assets under management during the year ended December 31, 2023 reflects net market appreciation of $12.4 billion and net flows of $(2.3) billion, including reinvested income and distributions of $3.6 billion. The change in assets under management during the year ended December 31, 2022 reflects net market depreciation of $(20.5) billion and net flows of $(3.1) billion, including reinvested income and distributions of $3.8 billion.

For the year ended December 31, 2024, our net inflows were $1.8 billion compared to net outflows of $(2.3) billion for the year ended December 31, 2023 and net outflows of $(3.1) billion for the year ended December 31, 2022. The change in net flows for the year ended December 31, 2024 was primarily driven by gross sales, which increased to $21.2 billion for the year ended December 31, 2024. The change in net flows for the year ended December 31, 2023 was primarily due to lower outflows in certain strategies, partly as a result of client-driven asset re-allocations. The change in net flows for the year ended December 31, 2022 was primarily due to lower outflows in certain strategies, partly as the result of improved relative investment performance in the year ended December 31, 2022. Reinvested income and distributions of $3.3 billion, $3.6 billion, and $3.8 billion are reflected in the net flows for the years ended December 31, 2024, 2023 and 2022, respectively.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2024, 2023 and 2022
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$431.1	$373.2	$367.4	$57.9	$5.8
Performance fees	71.4	50.4	49.4	21.0	1.0
Consolidated Funds’ revenue	3.1	3.0	0.4	0.1	2.6
Total revenue	505.6	426.6	417.2	79.0	9.4
Compensation and benefits	265.5	217.9	159.2	47.6	58.7
General and administrative expense	85.2	82.6	71.1	2.6	11.5
Amortization of acquired intangibles	—	—	0.1	—	(0.1)
Depreciation and amortization	18.5	17.3	18.5	1.2	(1.2)
Consolidated Funds’ expense	0.9	2.8	0.4	(1.9)	2.4
Total operating expenses	370.1	320.6	249.3	49.5	71.3
Operating income	135.5	106.0	167.9	29.5	(61.9)
Investment income (loss)	2.2	(0.1)	0.2	2.3	(0.3)
Interest income	3.5	6.1	0.8	(2.6)	5.3
Interest expense	(19.4)	(19.6)	(20.5)	0.2	0.9
Loss on extinguishment of debt	—	—	(3.2)	—	3.2
Net consolidated Funds’ investment gains (losses)	3.9	4.1	(0.4)	(0.2)	4.5
Income before taxes	125.7	96.5	144.8	29.2	(48.3)
Income tax expense	38.9	29.4	44.2	9.5	(14.8)
Net income	86.8	67.1	100.6	19.7	(33.5)
Net income attributable to non-controlling interests in consolidated Funds	1.8	1.3	—	0.5	1.3
Net income attributable to controlling interests	$85.0	$65.8	$100.6	$19.2	$(34.8)

Basic earnings per share ($)	$2.25	$1.59	$2.39	$0.66	$(0.80)
Diluted earnings per share ($)	2.22	1.55	2.33	0.67	(0.78)
Weighted average shares of common stock outstanding—basic	37.8	41.5	42.1	(3.7)	(0.6)
Weighted average shares of common stock outstanding—diluted	38.3	42.5	43.2	(4.2)	(0.7)

U.S. GAAP operating margin (2)	27%	25%	40%	195 bps	(1540) bps

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from attributable to controlling interests:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$85.0	$65.8	$100.6
Add: Income tax expense	38.9	29.4	44.2
Pre-tax income attributable to controlling interests	$123.9	$95.2	$144.8
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned when our investment performance over agreed time periods for certain clients has differed from pre-determined hurdles; and
iii.revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates charged to our clients, which are typically expressed in basis points, and the levels of our assets under management.
Average basis points earned on average assets under management were 38.4 bps for the year ended December 31, 2024, 37.9 bps for the year ended December 31, 2023 and 37.2 bps for the year ended December 31, 2022. The greatest driver of increases or decreases in the average fee rate are changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, and disproportionate market movements.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Management fees increased $57.9 million, or 15.5%, from $373.2 million for the year ended December 31, 2023 to $431.1 million for the year ended December 31, 2024. The increase was mainly driven by higher levels of average assets under management and an improvement in blended average basis points on assets under management, due to fee rates on inflows being higher than fee rates on outflows in the years ended December 31, 2024 and 2023. Average assets under management increased 14.1%, from $98.4 billion for the year ended December 31, 2023 compared to $112.3 billion for the year ended December 31, 2024, mainly due to the positive equity market in the year ended December 31, 2024.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Management fees increased $5.8 million, or 1.6%, from $367.4 million for the year ended December 31, 2022 to $373.2 million for the year ended December 31, 2023. The increase was primarily due to an improvement in blended average basis points on assets under management, due to fee rates on inflows being higher than fee rates on outflows in 2022 and 2023. Average assets under management decreased (0.3)%, from $98.7 billion for the year ended December 31, 2022 to $98.4 billion for the year ended December 31, 2023, mainly due to large equity market declines in 2022 that reduced the beginning of 2023 assets under management to $93.6 billion.

Performance Fees
Approximately $20 billion, or 17% of our AUM at December 31, 2024, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Performance fees increased $21.0 million, or 41.7%, from $50.4 million for the year ended December 31, 2023 to $71.4 million for the year ended December 31, 2024, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Performance fees increased $1.0 million, or 2.0%, from $49.4 million for the year ended December 31, 2022 to $50.4 million for the year ended December 31, 2023, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:
i.compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Acadian LLC key employee distributions, and revaluation of key employee-owned Acadian LLC equity and profit interests;
ii.general and administrative expenses;
iii.amortization of acquired intangible assets;
iv.depreciation and amortization charges; and
v.expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
Fixed compensation and benefits(1)	$97.8	$93.1	$86.1
Sales-based compensation(2)	12.1	7.6	7.7
Variable compensation(3)	122.7	112.2	100.3
Acadian LLC key employee distributions(4)	9.7	5.1	5.1
Non-cash Acadian LLC key employee equity revaluations(5)	23.2	(0.1)	(40.0)
Total U.S. GAAP compensation and benefits expense	$265.5	$217.9	$159.2

(1)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided.

(2)Sales-based compensation is paid to our sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.
(3)Variable compensation includes the portion of earnings that is contractually allocated to Acadian LLC employees as a bonus pool, plus Hold Co bonuses. Variable compensation may be paid in the form of cash or non-cash equity or profit interests awards. We have a contractual split of performance fees between Acadian LLC employees and AAMI. Acadian LLC’s share of performance fees, which ranges between 60%-75% of the total, is allocated entirely to variable compensation. The variable compensation earned on performance fees vests over three-years and compensation expense is recognized over that service period. Hold Co variable compensation includes cash and our equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Years ended December 31,
($ in millions)	2024	2023	2022
Cash variable compensation	$115.8	$105.9	$90.8
Non-cash equity-based award amortization	6.9	6.3	9.5
Total variable compensation(a)	$122.7	$112.2	$100.3

(a)For the year ended December 31, 2024, $122.8 million of variable compensation expense (of the $122.7 million above) is included within economic net income, which excludes the variable compensation associated with restructuring of $(1.0) million and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. For the year ended December 31, 2023, $104.9 million of variable compensation expense (of the $112.2 million above) is included within economic net income, which excludes the variable compensation associated with restructuring of $7.3 million. For the year ended December 31, 2022, $100.3 million of variable compensation expense (of the $100.3 million above) is included within economic net income.
(4)Acadian LLC key employee distributions represent the share of Acadian LLC profits after variable compensation that is attributable to key employee equity and profit interests holders, according to their ownership interests. Acadian LLC key employee distribution ratio is calculated as Acadian LLC key employee distributions divided by ENI operating earnings. Within Acadian LLC we have a tiered equity structure, where AAMI and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold, the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages.
(5)Non-cash Acadian LLC key employee equity revaluations represent changes in the value of Acadian LLC equity and profit interests held by key employees. These ownership interests may in certain circumstances be repurchased by Hold Co at a value based on a pre-determined fixed multiple of twelve-month earnings and as such a liability is carried on our balance sheet based on the expected cash to be paid. However, any equity or profit interests repurchased by Hold Co can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. The Acadian LLC equity and profit interest plans have been designed to ensure Hold Co is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve-month period.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Compensation and benefits expense increased $47.6 million, or 21.8%, from $217.9 million for the year ended December 31, 2023 to $265.5 million for the year ended December 31, 2024. Fixed compensation and benefits increased $4.7 million, or 5.0%, from $93.1 million for the year ended December 31, 2023 to $97.8 million for the year ended December 31, 2024, primarily reflecting the cost of new hires supporting our growth initiatives and cost of living increases, partially offset by cost savings realized from restructuring at Acadian LLC in late 2023. Variable compensation increased $10.5 million, or 9.4%, from $112.2 million for the year ended December 31, 2023 to $122.7 million for the year ended December 31, 2024. The increase was primarily attributable to higher pre-bonus profits in the year ended December 31, 2024, partially offset by lower restructuring expenses in the current year. Sales-based compensation increased $4.5 million, or 59.2%, from $7.6 million for the year ended December 31, 2023 to $12.1 million for the year ended December 31, 2024, driven by higher gross sales in the current year. Acadian LLC key employee distributions increased $4.6 million, or 90.2%, from $5.1 million for the year ended December 31, 2023 to $9.7 million for the year ended December 31, 2024. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings in the current period and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $23.3 million in 2024, reflecting revaluations of key employee ownership interests at Acadian LLC, as the value of the equity plan liability decreased $(0.1) million for the year ended December 31, 2023, and increased $23.2 million for the year ended December 31, 2024. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the current period is driven by higher earnings period over period, including earnings over the threshold for certain Acadian LLC equity.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Compensation and benefits expense increased $58.7 million, or 36.9%, from $159.2 million for the year ended December 31, 2022 to $217.9 million for the year ended December 31, 2023. Fixed compensation and benefits increased $7.0 million, or 8.1%, from $86.1 million for the year ended December 31, 2022 to $93.1 million for the year ended December 31, 2023, primarily reflecting cost of living increases and the new hires to support our growth initiatives. Variable compensation increased $11.9 million, or 11.9%, from $100.3 million for the year ended December 31, 2022 to $112.2 million for the year ended December 31, 2023. The increase was primarily attributable to severance-related costs in the year ended December 31, 2023 and the inclusion of deferred compensation expense earned on current and prior year performance fee revenues, of which Acadian LLC’s share is determined by a contractual split and recognized as compensation expense over a vesting period. Sales-based compensation decreased $(0.1) million, or (1.3)%, from $7.7 million for the years ended December 31, 2022 to $7.6 million for the year ended December 31, 2023 as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Acadian LLC key employee distributions were unchanged at $5.1 million for the year ended December 31, 2023 and 2022, respectively. Revaluations of Acadian LLC key employee equity changed by $39.9 million in 2023, reflecting revaluations of key employee ownership interests at Acadian LLC, as the value of the equity plan liability decreased $(40.0) million for the year ended December 31, 2022, and decreased $(0.1) million for the year ended December 31, 2023. The changes in value year over year reflect changes in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.

General and Administrative Expense
Year ended December 31, 2024 compared to year ended December 31, 2023:    General and administrative expense increased $2.6 million, or 3.1%, from $82.6 million for the year ended December 31, 2023 to $85.2 million for the year ended December 31, 2024. The increase was primarily due to higher systems, outside services and portfolio administrative costs, our continued investment in growth initiatives and capabilities, partially offset by lower consultant costs.
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
Amortization of Acquired Intangibles Expense
Year ended December 31, 2024 compared to year ended December 31, 2023:    There was no amortization of acquired intangibles expense for the years ended December 31, 2024 and 2023.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Amortization of acquired intangibles expense was $0.1 million for the year ended December 31, 2022. There was no amortization of acquired intangibles expense for the year ended December 31, 2023. This account reflects the amortization of intangible assets acquired in previous periods.
Depreciation and Amortization Expense
Year ended December 31, 2024 compared to year ended December 31, 2023:    Depreciation and amortization expense increased $1.2 million, or 6.9%, from $17.3 million for the year ended December 31, 2023 to $18.5 million for the year ended December 31, 2024. The increase was primarily attributable to additional software and technology investments in the business.
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
i.investment income (loss);
ii.interest income;
iii.interest expense; and
iv.loss on extinguishment of debt

Investment Income (loss)
Year ended December 31, 2024 compared to year ended December 31, 2023:    Investment income increased $2.3 million, from $(0.1) million for the year ended December 31, 2023 to $2.2 million for the year ended December 31, 2024, reflecting an increase in returns generated by seed capital investments due to market appreciation in the year ended December 31, 2024.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Investment income (loss) changed $(0.3) million, from $0.2 million for the year ended December 31, 2022 to $(0.1) million for the year ended December 31, 2023. The decrease is due to a decrease in returns generated by seed capital investments in the year ended December 31, 2023.
Interest Income
Year ended December 31, 2024 compared to year ended December 31, 2023:    Interest income decreased $(2.6) million, from $6.1 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024. The decrease was due to lower average cash balances and decreases in short-term investment returns in the year ended December 31, 2024.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Interest income increased $5.3 million, from $0.8 million for the year ended December 31, 2022 to $6.1 million for the year ended December 31, 2023. The increase was due to higher average cash balances and an increase in short-term investment returns in 2023.
Interest Expense
Year ended December 31, 2024 compared to year ended December 31, 2023:    Interest expense decreased $0.2 million, or 1.0%, from $19.6 million for the year ended December 31, 2023 to $19.4 million for the year ended December 31, 2024, reflecting lower interest rates in the current year, partially offset by higher balances drawn on the revolving credit facility in the year ended December 31, 2024.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Interest expense decreased $0.9 million, or 4.4%, from $20.5 million for the year ended December 31, 2022 to $19.6 million for the year ended December 31, 2023, primarily due to the $1.3 million of additional interest expense incurred for the year ended December 31, 2023 related to the amortization of the cash flow hedge associated with the $125 million aggregate principal amount outstanding of our 5.125% Senior Notes due August 1, 2031 that we redeemed in January 2022.
Loss on Extinguishment of Debt
Year ended December 31, 2024 compared to year ended December 31, 2023: There was no loss on extinguishment of debt for the years ended December 31, 2024 and 2023.
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
Year ended December 31, 2024 compared to year ended December 31, 2023:    Income tax expense increased $9.5 million, from $29.4 million for the year ended December 31, 2023 to $38.9 million for the year ended December 31, 2024. The increase in income tax expense is primarily related to the increase in pre-tax income from controlling interests for the year ended December 31, 2024.
Year ended December 31, 2023 compared to year ended December 31, 2022:    Income tax expense decreased $(14.8) million, from $44.2 million for the year ended December 31, 2022 to $29.4 million for the year ended December 31, 2023. The decrease in income tax expense is primarily related to the decrease in pre-tax income from controlling interests for the year ended December 31, 2023.

U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Year ended December 31, 2024 compared to year ended December 31, 2023:   Consolidated Funds’ revenue increased $0.1 million, from $3.0 million for the year ended December 31, 2023 to $3.1 million for the year ended December 31, 2024. Consolidated Funds’ expense decreased $(1.9) million, from $2.8 million for the year ended December 31, 2023 to $0.9 million for the year ended December 31, 2024. These movements relate to the underlying activity of our consolidated Funds.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Consolidated Funds’ revenue increased $2.6 million from $0.4 for the year ended December 31, 2022 to $3.0 million for the year ended December 31, 2023. Consolidated Funds’ expense increased $2.4 million from $0.4 million for the year ended December 31, 2022 to $2.8 million for the year ended December 31, 2023. The increase in Consolidated Funds’ revenue and increase in Consolidated Funds’ expense is due to changes in the population of Consolidated Funds during the year ended December 31, 2023.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2024, 2023 and 2022. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2024	2023	2022
Numerator: Operating income	$135.5	$106.0	$167.9
Denominator: Total revenue	$505.6	$426.6	$417.2
U.S. GAAP operating margin(1)	26.8%	24.8%	40.2%

Numerator: Total operating expenses(2)	$369.2	$317.8	$248.9
Denominator: Management fee revenue	$431.1	$373.2	$367.4
U.S. GAAP operating expense / management fee revenue(3)	85.6%	85.2%	67.7%

Numerator: Variable compensation	$122.7	$112.2	$100.3
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$265.7	$223.1	$273.3
U.S. GAAP variable compensation ratio(3)	46.2%	50.3%	36.7%

Numerator: Acadian LLC key employee distributions	$9.7	$5.1	5.1
Denominator: Operating income before Acadian LLC key employee distributions(2)(4)(5)	$143.0	$110.9	$173.0
U.S. GAAP Acadian LLC key employee distributions ratio(3)	6.8%	4.6%	2.9%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin would be 26.5% for the year ended December 31, 2024, 25.0% for the year ended December 31, 2023 and 40.3% for the year ended December 31, 2022.
(2)Excludes consolidated Funds’ expense of $0.9 million for the year ended December 31, 2024, $2.8 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.
(3)Excludes the effect of Funds’ consolidation for the years ended December 31, 2024, 2023 and 2022.
(4)Excludes consolidated Funds’ revenue of $3.1 million for the year ended December 31, 2024, $3.0 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022.

(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Years ended December 31,
($ in millions)	2024	2023	2022
Operating income	$135.5	$106.0	$167.9
Acadian LLC key employee distributions	9.7	5.1	5.1
Operating (income) loss of consolidated Funds	(2.2)	(0.2)	—
Operating income before Acadian LLC key employee distributions	$143.0	$110.9	$173.0
Variable compensation	122.7	112.2	100.3
Operating income before variable compensation and Acadian LLC key employee distributions	$265.7	$223.1	$273.3
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
ENI is an important measure to investors because it is used by us to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with Acadian LLC. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.”
To calculate economic net income, we re-categorize certain line items on our Consolidated Statements of Operations to reflect the following:
•We exclude the effect of Funds’ consolidation by removing the portion of Fund revenues, expenses and investment return which were not attributable to our stockholders.
•We include within management fee revenue any fees paid to the Company by consolidated Funds.
•We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.
•We identify separately from operating expenses variable compensation and Acadian LLC key employee distributions, which represent Acadian LLC earnings shared with key employees.

We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:
i.We exclude non-cash expenses representing changes in the value of Acadian LLC equity and profit interests held by key employees. These ownership interests may in certain circumstances be repurchased by Hold Co at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by Hold Co can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our equity and profit interest plans have been designed to ensure Hold Co is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve-month period.
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
iv.We exclude seed capital and co-investment gains, losses, and related financing costs. The net returns on these investments are considered and presented separately from ENI because ENI is primarily a measure of our earnings from managing client assets, which therefore differs from earnings generated by our investments, which can be variable from period to period.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2024, 2023 and 2022
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2024, 2023 and 2022:

		Years ended December 31,
($ in millions)		2024	2023	2022
U.S. GAAP net income attributable to controlling interests		$85.0	$65.8	$100.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	23.2	(0.1)	(40.0)
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	0.1
iii.	Capital transaction costs	0.3	0.3	5.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(2.8)	(1.5)	0.6
v.	Tax benefit of goodwill and acquired intangibles deductions	1.5	1.5	1.5
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	1.6	9.5	1.3
vii.	ENI tax normalization(3)	3.1	2.4	3.3
Tax effect of above adjustments, as applicable(4)		(6.1)	(2.2)	9.0
Economic net income		$105.8	$75.7	$81.6

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2024, 2023 and 2022 are shown in the following table.

	Years ended December 31,
($ in millions)	2024	2023	2022
Seed/Co-investment (gains) losses	$(6.5)	$(2.9)	$0.2
Financing costs:
Seed/Co-investment average balance	57.5	22.1	6.1
Blended interest rate*	6.5%	6.5%	6.5%
Financing costs	3.7	1.4	0.4
Net seed/co-investment (gains) losses and financing	$(2.8)	$(1.5)	$0.6

* The blended rate is based on the weighted average rate of the long-term debt.
(2)For the year ended December 31, 2024, includes severance-related items of $(1.0) million, costs associated with the transfer of an insurance policy from our former parent of $1.3 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. For the year ended December 31, 2023, includes severance costs of $7.3 million, legal-related restructuring costs at the Hold Co of $0.9 million, and costs associated with the transfer of an insurance policy from our former parent of $1.3 million. For the year ended December 31, 2022, includes restructuring costs of $0.1 million and costs associated with the transfer of an insurance policy from our former parent of $1.2 million.
(3)Includes adjustments of $(0.3) million, $(0.2) million and $0.2 million to remove the tax benefit (expense) resulting from the change in liabilities for uncertain tax positions recorded during the years ended December 31, 2024, 2023 and 2022, respectively.
(4)Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring portion of line item (vi) multiplied by the 27.3% U.S. statutory tax rate (including state tax).

The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2024, 2023 and 2022:

		Years ended December 31,
($)		2024	2023	2022
U.S. GAAP net income per share		$2.22	$1.55	$2.33
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	0.61	—	(0.92)
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	—
iii.	Capital transaction costs	0.01	0.01	0.12
iv.	Seed/Co-investment (gains) losses and financings	(0.07)	(0.04)	0.01
v.	Tax benefit of goodwill and acquired intangibles deductions	0.04	0.04	0.03
vi.	Discontinued operations and restructuring	0.03	0.21	0.03
vii.	ENI tax normalization	0.08	0.06	0.08
Tax effect of above adjustments		(0.16)	(0.05)	0.21
Economic net income per share		$2.76	$1.78	$1.89
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP Revenue	$505.6	$426.6	$417.2
Exclude revenue from consolidated Funds	(3.1)	(3.0)	(0.4)
ENI Revenue	$502.5	$423.6	$416.8

The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2024	2023	2022
Management fees(1)	$431.1	$373.2	$367.4
Performance fees (2)	71.4	50.4	49.4
ENI Revenue	$502.5	$423.6	$416.8

(1)ENI management fees correspond to U.S. GAAP management fees.
(2)ENI performance fees correspond to U.S. GAAP performance fees.

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, we exclude the impact of key employee equity revaluations. Variable compensation and Acadian LLC key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP operating expense	$370.1	$320.6	$249.3
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(23.2)	0.1	40.0
Amortization of acquired intangible assets	—	—	(0.1)
Capital transaction costs	—	—	—
Restructuring costs(1)	(1.6)	(9.5)	(1.3)
Funds’ operating expenses	(0.9)	(2.8)	(0.4)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(122.8)	(104.9)	(100.3)
Acadian LLC key employee distributions	(9.7)	(5.1)	(5.1)
ENI operating expense	$211.9	$198.4	$182.1

(1)For the year ended December 31, 2024, includes $(1.0) million of severance-related items, $1.3 million of costs associated with the transfer of an insurance policy from our former parent and $1.3 million of costs associated with the wind-down of the MACS business in the standalone format. For the year ended December 31, 2023, includes $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million costs associated with the transfer of an insurance policy from our former parent. For the year ended December 31, 2022, includes $0.1 million of restructuring costs and $1.2 million costs associated with the transfer of an insurance policy from our former parent.
(2)For the year ended December 31, 2024, excludes $(1.0) million of severance-related items that is included within restructuring costs and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included within restructuring costs. For the year ended December 31, 2023, excludes variable compensation related to severance of $7.3 million that is included within restructuring costs.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2024	2023	2022
Fixed compensation & benefits(1)	$97.8	$93.1	$86.1
General and administrative expenses(2)	96.0	88.0	77.5
Depreciation and amortization	18.1	17.3	18.5
ENI operating expense	$211.9	$198.4	$182.1

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense to ENI fixed compensation and benefits expense for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
Total U.S. GAAP compensation and benefits expense	$265.5	$217.9	$159.2
Non-cash key employee equity and profit interest revaluations excluded from ENI	(23.2)	0.1	40.0
Sales-based compensation reclassified to ENI general & administrative expenses	(12.1)	(7.6)	(7.7)
Acadian LLC key employee distributions	(9.7)	(5.1)	(5.1)
Restructuring expenses(a)	0.1	(7.3)	—
Variable compensation	(122.8)	(104.9)	(100.3)
ENI fixed compensation and benefits	$97.8	$93.1	$86.1

(a)Reflects $(1.0) million of severance-related items and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million for the year ended December 31, 2024. Reflects $7.3 million of severance-related costs for the year ended December 31, 2023.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP general and administrative expense	$85.2	$82.6	$71.1
Sales-based compensation	12.1	7.6	7.7
Restructuring costs(a)	(1.3)	(2.2)	(1.3)
ENI general and administrative expense	$96.0	$88.0	$77.5

(a)Reflects $1.3 million of costs associated with the transfer of an insurance policy from our former parent for the year ended December 31, 2024. Reflects $0.9 million related to restructuring at the Hold Co and $1.3 million of costs associated with the transfer of an insurance policy from our former parent for the year ended December 31, 2023. Reflects $0.1 million related to restructuring and $1.2 million of costs associated with the transfer of an insurance policy from our former parent in the year ended December 31, 2022.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2024, 2023 and 2022. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2024	2023	2022
Numerator: ENI operating earnings(1)	$167.8	$120.3	$134.4
Denominator: ENI revenue	$502.5	$423.6	$416.8
ENI operating margin(2)	33.4%	28.4%	32.2%

Numerator: ENI operating expense	$211.9	$198.4	$182.1
Denominator: ENI management fee revenue(3)	$431.1	$373.2	$367.4
ENI operating expense ratio(4)	49.2%	53.2%	49.6%

Numerator: ENI variable compensation	$122.8	$104.9	$100.3
Denominator: ENI earnings before variable compensation(1)(5)	$290.6	$225.2	$234.7
ENI variable compensation ratio(6)	42.3%	46.6%	42.7%

Numerator: Acadian LLC key employee distributions	$9.7	$5.1	$5.1
Denominator: ENI operating earnings(1)	$167.8	$120.3	$134.4
ENI Acadian LLC key employee distributions ratio(7)	5.8%	4.2%	3.8%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP operating income	$135.5	$106.0	$167.9
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	23.2	(0.1)	(40.0)
Goodwill impairment and the amortization of acquired intangible assets	—	—	0.1
Capital transaction costs	—	—	—
Restructuring costs(a)	1.6	9.5	1.3
Acadian LLC key employee distributions	9.7	5.1	5.1
Variable compensation	122.8	104.9	100.3
Funds’ operating income	(2.2)	(0.2)	—
ENI earnings before variable compensation	290.6	225.2	234.7
Less: ENI variable compensation(b)	(122.8)	(104.9)	(100.3)
ENI operating earnings	167.8	120.3	134.4
Less: ENI Acadian LLC key employee distributions	(9.7)	(5.1)	(5.1)
ENI earnings after Acadian LLC key employee distributions	$158.1	$115.2	$129.3

(a)The year ended December 31, 2024 includes $(1.0) million of severance-related items, $1.3 million associated with the transfer of an insurance policy from our former Parent, and $1.3 million of costs associated with the wind-down of the MACS business in the standalone format. For the year ended December 31, 2023, includes $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co, and $1.3 million associated with the transfer of an insurance policy from our former parent. For the year ended December 31, 2022, includes $0.1 million of restructuring costs, and $1.2 million associated with the transfer of an insurance policy from our former parent.
(b)The year ended December 31, 2024 excludes $(1.0) million of severance-related items that is included within restructuring costs and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included within restructuring costs. The year ended December 31, 2023 excludes $7.3 million of severance costs that are included within restructuring costs.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, was 26.5% for the year ended December 31, 2024, 25.0% for the year ended December 31, 2023 and 40.3% for the year ended December 31, 2022.
The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which we have in Acadian LLC. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.
(3)ENI management fee revenue corresponds to U.S. GAAP management fee revenue.

(4)The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation and benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies because in our profit-sharing economic model, scale benefits both the Acadian LLC employees and our stockholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.
(5)ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.
(6)The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is primarily comprised of a contractual percentage of Acadian LLC’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Acadian LLC equity or profit interests. Hold Co variable compensation includes cash and AAMI equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio is calculated as variable compensation divided by ENI earnings before variable compensation. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.
(7)The ENI Acadian LLC key employee distribution ratio is used by management and is useful to investors to evaluate Acadian LLC key employee distributions as measured against our ENI operating earnings. Acadian LLC key employee distributions represent the share of profits after variable compensation that is attributable to Acadian LLC key employee equity and profit interests holders, according to their ownership interests. It is calculated as Acadian LLC key employee distributions divided by ENI operating earnings. Within Acadian LLC, we have a tiered equity structure, where AAMI and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. The ENI Acadian LLC key employee distributions ratio is most comparable to the U.S. GAAP Acadian LLC key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2024	2023	2022
Pre-tax economic net income(1)	$146.2	$103.4	$112.0
Taxes at the U.S. federal and state statutory rates(2)	(39.9)	(28.3)	(30.6)
Other reconciling tax adjustments	(0.5)	0.6	0.2
Tax on economic net income	(40.4)	(27.7)	(30.4)
Economic net income	$105.8	$75.7	$81.6
Economic net income effective tax rate(3)	27.6%	26.8%	27.1%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2024	2023	2022
U.S. GAAP interest income	$3.5	$6.1	$0.8
U.S. GAAP interest expense	(19.4)	(19.6)	(20.5)
U.S. GAAP net interest expense	(15.9)	(13.5)	(19.7)
Other ENI interest expense exclusions(a)	4.0	1.7	2.4
ENI net interest income (expense)	(11.9)	(11.8)	(17.3)
ENI earnings after Acadian LLC key employee distributions(b)	158.1	115.2	129.3
Pre-tax economic net income	$146.2	$103.4	$112.0

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Includes $3.7 million related to the cost of seed and co-investment financing and $0.3 million related to the amortization of debt issuance costs for the year ended December 31, 2024. Includes $1.4 million related to the cost of seed and co-investment financing and $0.3 million related to the amortization of debt issuance costs for the year ended December 31, 2023. Includes $0.4 million related to the cost of seed and co-investment financing and $2.0 million related to the amortization of debt issuance costs for the year ended December 31, 2022.
(b)ENI earnings after Acadian LLC key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Acadian LLC key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Acadian LLC key employee distributions.
(2)Taxed at U.S. Federal and State statutory rate of 27.3%.
(3)The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

Investments
The value of our seed capital investments was $90.3 million as of December 31, 2024 and $41.4 million as of December 31, 2023, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	December 31, 2024	December 31, 2023
Investments per Consolidated Balance Sheets	$67.9	$64.7
Seed capital investment in consolidated Funds	70.9	21.4
Investments related to long-term incentive compensation plans	(48.5)	(44.7)
Total seed capital investments	$90.3	$41.4
Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—comprised of strategies that leverage cutting-edge technology to gather and analyze data to identify mispriced assets to deliver attractive risk-adjusted returns for investors; portfolios include developed and developing markets for equity, credit and alternative strategies. This segment is comprised of our interest in Acadian LLC.
The corporate holding company (“Hold Co”) is included within the Unallocated Corporate expense category. The Hold Co expenses are not allocated to the Company’s business segment, but the CODM does consider the cost structure of the corporate head office when evaluating the financial performance of our segment. The CODM is the Company’s Chief Executive Officer.
The primary measure used by the CODM in measuring performance and allocating resources to the segment is ENI. ENI is used to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and equity distributions, and incentivize management. We define economic net income for the segment as ENI revenue less ENI operating expenses. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses recognized under U.S. GAAP.
ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to the Company by consolidated Funds.
Significant segment ENI expenses include fixed compensation and benefits, variable compensation, Acadian LLC key employee distributions, depreciation and amortization, and general and administrative expense under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, capital transaction costs, and restructuring costs.
ENI segment results are also adjusted to exclude consolidated Fund revenues, consolidated Fund expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Acadian LLC key employee distributions disclosed previously within this section.

    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
Management fees	$431.1	$373.2	$367.4
Performance fees	71.4	50.4	49.4
Segment ENI revenue	$502.5	$423.6	$416.8
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2024 compared to year ended December 31, 2023:  Quant & Solutions ENI revenue increased $78.9 million, or 18.6%, from $423.6 million for the year ended December 31, 2023 to $502.5 million for the year ended December 31, 2024. The increase was due to 41.7% higher performance fees due to strong performance relative to market in certain strategies in the year ended December 31, 2024, and 15.5% higher management fees resulting from positive equity markets in the past year and an improvement in blended average basis points on assets under management, driven by fee rates from inflows being higher than outflows in the years ended December 31, 2024 and 2023.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Quant & Solutions ENI revenue increased $6.8 million, or 1.6%, from $416.8 million for the year ended December 31, 2022 to $423.6 million for the year ended December 31, 2023. The increase was due to 2.0% higher performance fees in the year ended December 31, 2023, as well as 1.6% higher management fees due to improvement in blended average basis points on assets under management, driven by fee rates from inflows being higher than outflows in the years ended December 31, 2023 and 2022.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expenses for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
Fixed compensation & benefits	$90.7	$86.6	$79.0
Variable compensation	119.9	102.2	96.0
Acadian LLC key employee distributions	9.7	5.1	5.1
Depreciation and amortization	18.1	17.3	18.1
General and administrative expense	87.9	80.3	68.4
Segment ENI expenses	$326.3	$291.5	$266.6

Quant & Solutions Segment ENI Expense
Year ended December 31, 2024 compared to year ended December 31, 2023:  Quant & Solutions segment ENI expenses increased $34.8 million, or 12%, from $291.5 million for the year ended December 31, 2023 to $326.3 million for the year ended December 31, 2024. Quant & Solutions segment ENI fixed compensation and benefits expense increased 4.7%, reflecting the cost of new hires supporting our growth initiatives and cost of living increases, partially offset by cost savings realized from restructuring in late 2023. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 17.3%, primarily as a result of higher earnings before variable compensation. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 9.5% primarily due to higher systems, outside services and portfolio administrative costs, reflecting our continued investment in growth initiatives and capabilities, partially offset by lower consultant costs.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Quant & Solutions segment ENI expense increased $24.9 million, or 9%, from $266.6 million for the year ended December 31, 2022 to $291.5 million for the year ended December 31, 2023. Quant & Solutions segment ENI fixed compensation and benefits expense increased 9.6%, driven by cost of living increases and the cost of new hires supporting our growth initiatives. Quant & Solutions segment ENI variable compensation expense is based on contractual percentage of earnings before variable compensation and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. Quant & Solutions ENI variable compensation expense increased 6.5%, driven by the inclusion of deferred compensation expense earned on current and prior year performance fee revenues. Quant & Solutions ENI general and administrative expense increased 17.4% primarily due to higher systems, consultant and portfolio costs, as well as the impact of inflation and changes in foreign currency.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
($ in millions)	2024	2023	2022
Unallocated corporate expenses(1)	$19.4	$19.1	$22.2

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis.
Year ended December 31, 2024 compared to year ended December 31, 2023:  Unallocated corporate expense increased $0.3 million, or 2%, from $19.1 million for the year ended December 31, 2023 to $19.4 million for the year ended December 31, 2024. The increase was driven by higher compensation and benefits expense due to cost of living and payroll tax increases, partially offset by lower general and administrative expenses due to a decrease in legal costs.
Year ended December 31, 2023 compared to year ended December 31, 2022:   Unallocated corporate expenses decreased $(3.1) million, or (14.0)%, from $22.2 million for the year ended December 31, 2022 to $19.1 million for the year ended December 31, 2023. The decrease was driven by lower compensation and benefits due to a reduction in headcount at the Hold Co and lower general and administrative expense driven by lower rent expense.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2024	2023	2022
Cash provided by (used in)(1)
Operating activities	$108.9	$77.7	$119.0
Investing activities	(50.1)	(31.4)	(13.0)
Financing activities	(110.4)	(8.1)	(233.7)

(1)Excludes consolidated Funds.
Our most significant uses of cash include share repurchases, repayment of third-party borrowings and revolving credit facility, third-party interest payments, tax payments, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2024, 2023 and 2022
Net cash provided by operating activities excluding consolidated Funds increased $31.2 million, from net cash provided of $77.7 million during the year ended December 31, 2023 to net cash provided of $108.9 million during the year ended December 31, 2024. The increase was driven by changes in net income offset by changes in operating asset and liabilities period-over-period.
Net cash provided by operating activities excluding consolidated Funds decreased $(41.3) million, from net cash provided of $119.0 million during the year ended December 31, 2022 to net cash provided of $77.7 million during the year ended December 31, 2023. The decrease was driven by changes in net income and changes in operating assets and liabilities period-over-period, including changes in investment advisory fees receivable and accrued incentive compensation balances.
Net cash used in investing activities, excluding consolidated Funds, was $(50.1) million, $(31.4) million and $(13.0) million for the years ended December 31, 2024, 2023 and 2022, respectively. Fluctuations are driven by the timing of investments or redemptions of seed capital. Net cash (used in) received from the (purchase) and sale of investments was $(40.2) million, $(17.6) million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, third-party borrowings, payments made to OM plc, withholding tax payments on stock option exercises and dividend payments. Net cash used in financing activities was $(110.4) million, $(8.1) million and $(233.7) million for the years ended December 31, 2024, 2023 and 2022, respectively. Share repurchases, revolving credit facility borrowing activity and third party borrowing activity were the drivers of the changes in financing activities year over year. We paid $(96.7) million for share repurchases in 2024 compared to $(3.3) million in 2023 and $(103.2) million in 2022. In 2022, we paid down net $(125.0) million against third-party and revolving credit facility borrowings compared to $0.0 million in 2024 and 2023.

Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2024	2023	2022
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$94.8	$146.8	108.4
Investment advisory fees receivable	164.7	143.4	122.5
Investments	87.5	37.9	18.8
Other current assets(2)	3.0	2.7	2.0
Total current assets	350.0	330.8	251.7
Current liabilities
Accounts payable and accrued expenses	$37.9	$39.1	31.0
Accrued short-term incentive compensation	118.6	99.3	92.5
Other short-term liabilities(3)	11.3	10.8	10.4
Total current liabilities	167.8	149.2	133.9
Working Capital	$182.2	$181.6	$117.8
Long-term notes payable and other debt	$274.3	273.9	$273.5

(1)Excludes the non-controlling interest portion of consolidated Funds.
(2)Includes income taxes receivable.
(3)Includes the short-term portion of our lease liability and accrued income taxes payable. Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Acadian LLC equity and profits interests are also excluded on a short-term basis because they are funded through recycling.
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $182.2 million at December 31, 2024. Our most significant current liabilities have been accounts payable, accrued compensation expense and the short-term portion of our third-party debt. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at an appropriate level to meet short-term operational needs at both Acadian LLC and Hold Co. Periodic distributions of Acadian LLC earnings to Hold Co and Acadian LLC key employee equity holders are made according to our distribution policies, with Hold Co having the ability to access any surplus cash at Acadian LLC as necessary during interim periods.

Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	December 31, 2024	December 31, 2023	Interest rate	Maturity
Revolving credit facility:
$140 million revolving credit facility(1)	$—	$—	Variable rate	August 29, 2027
Total revolving credit facility	$—	$—
Third-party borrowings:
4.80% Senior Notes Due 2026	$274.3	$273.9	4.80%	July 27, 2026
Total third-party borrowings	$274.3	$273.9

(1)On August 29, 2024, Acadian LLC’s $125 million revolving credit facility was terminated and replaced with a new $140 million revolving credit facility.
Revolving Credit Facility
On August 29, 2024, Acadian LLC, Royal Bank of Canada, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., the Bank of New York Mellon, Bank of America N.A., as an issuing bank, and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian LLC Credit Agreement”), which replaced Acadian LLC’s revolving credit facility dated as of March 7, 2022 (the “Prior Credit Agreement”). The maturity date of the Prior Credit Agreement was March 7, 2025, and the maturity date of the Acadian LLC Credit Agreement is August 29, 2027.
Borrowings under the Acadian LLC Credit Agreement bear interest, at Acadian LLC’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case, an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian LLC’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian LLC’s Leverage Ratio. In addition, Acadian LLC is charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian LLC Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio.
Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the Acadian LLC interest coverage ratio must not be less than 4x. At December 31, 2024, Acadian LLC’s Leverage Ratio was 0x and Acadian LLC’s Interest Coverage Ratio was 96.1x.
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

As of December 31, 2024, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities:

	Years ended December 31,
($ in millions)	2024	2023
Share-based payments liability	$25.4	$23.0
Profit interests liability	18.7	—
Employee equity	44.1	23.0
Voluntary deferral plan liability	48.4	44.5
Total	$92.5	$67.5
Share-based payments liability represents the value of Acadian LLC key employee-owned equity that may under certain circumstances be repurchased by us that is considered an equity award under U.S. GAAP based on the terms and conditions attached to these interests. Acadian LLC profit interests liability represents the value of Acadian LLC key employee-owned equity that may under certain circumstances be repurchased by us that is not considered an equity award under U.S. GAAP, but rather a form of compensation arrangement, based on the terms and conditions attached to these interests. Our obligation in any given period in respect of funding these potential repurchases of Acadian LLC equity is limited to only that portion that may be put to us by Acadian LLC key employees, which is typically capped annually under the terms of these arrangements such that we are not required to repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Acadian LLC key employees.
Certain of our employees are eligible to participate in our voluntary deferral plan, or VDP, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. There is a voluntary deferral plan investment balance included in investments on the Consolidated Balance Sheets that corresponds to this deferral liability.
Additionally, we have recorded accrued incentive compensation of $119.6 million and $101.3 million on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $24.4 million and $14.3 million is expected to be recognized in the years ending December 31, 2025 and 2026, respectively.
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2025 annual meeting of stockholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
($ in millions)	2024	2023	2022
Net income attributable to controlling interests	$85.0	$65.8	100.6
Net interest expense to third parties	15.9	13.5	19.7
Income tax expense	38.9	29.4	44.2
Depreciation and amortization (including intangible assets)	18.5	17.3	18.6
EBITDA	$158.3	$126.0	183.1
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	24.2	1.2	(37.7)
(Gain) loss on seed and co-investments	(6.5)	(2.9)	0.2
Restructuring(1)	1.1	9.5	1.3
Capital transaction costs	—	—	3.2
Adjusted EBITDA	177.1	133.8	150.1
ENI net interest expense to third parties	(11.9)	(11.8)	(17.3)
Depreciation and amortization(2)	(19.0)	(18.6)	(20.8)
Tax on economic net income	(40.4)	(27.7)	(30.4)
Economic net income	$105.8	$75.7	81.6

(1)Included in restructuring for the year ended December 31, 2024 are $(1.0) million of severance-related items, $1.3 million costs associated with the transfer of an insurance policy from our former parent, and $0.9 million costs associated with the wind-down of the MACS business in the standalone format. Included in restructuring for the year ended December 31, 2023 are $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million costs associated with the transfer of an insurance policy from our former parent. Included in restructuring for the year ended December 31, 2022 are $0.1 million of restructuring costs and $1.2 million of costs associated with the transfer of an insurance policy from our former parent.
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

Commitments, Contingencies and Off-Balance Sheet Obligations
Indemnifications
In the normal course of business, we occasionally enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred.
Off-Balance Sheet Obligations
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interests in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, other than those described in “Contractual Obligations” as well as Note 5 and Note 14 to our Consolidated Financial Statements included in Item 8 herein, “Variable Interest Entities” and “Commitments and Contingencies”, respectively.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Third party borrowings	$275.0	$—	$275.0	$—	$—
Lease obligations	77.7	9.5	18.4	16.6	33.2
Maximum Acadian LLC equity and profits interests repurchase obligations(1)	44.1	4.4	8.8	8.8	22.1
Total contractual obligations	$396.8	$13.9	$302.2	$25.4	$55.3

(1)Represents amortized amounts held by Acadian LLC key employees. Our actual funding of these potential repurchases of Acadian LLC equity and profits interests is limited to only that portion that may be put to us by Acadian LLC key employees or that we decide to call to facilitate succession planning at Acadian LLC, which is typically capped annually such that we do not repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Acadian LLC key employees. Any equity or profits interests repurchased by us are used to fund a portion of variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity.

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
We have compensation arrangements Acadian LLC whereby in exchange for continued service, Acadian LLC equity is either purchased by or granted to key employees and may be repurchased either by Acadian LLC key employees or by us at a future date, subject to service requirements having been met. Awards of equity made to key employees are accounted for as cash-settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled by us. The fair values of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. While we believe all assumptions used in determining the fair value of the liabilities are reasonable and appropriate, certain assumptions are subjective and changes in these assumptions could result in different fair value amounts.
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
Our model for assessing the impact of market risk on our results uses December 31, 2024 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2024. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2024.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 40% of our ENI cost structure is variable, representing variable compensation and Acadian LLC key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian LLC key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected to calculate profit after tax.

The value of our assets under management was $117.3 billion as of December 31, 2024. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $44.0 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $20 billion, or 17%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $7 million impact to our gross performance fees based on our trailing twelve-month performance fees of $71 million as of December 31, 2024. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $19 million in our post-tax economic net income, given our current cost structure and operating model.
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
•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $114 billion of long-only equity assets under management to increase or decrease by $11 billion, resulting in a change in annualized management fee revenue of $43 million and an annual change in post-tax economic net income of approximately $17 million, given our current cost structure, operating model, and weighted average equity fee rates of 38 basis points at the current mix of strategies as of December 31, 2024. Approximately $18 billion, or 16%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $94 billion of foreign currency denominated AUM to increase or decrease by $9 billion, resulting in a change in annualized management fee revenue of $37 million and an annual change in post-tax economic net income of $14 million, based on weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of December 31, 2024. Approximately $14 billion, or 15%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There was no balance drawn on our revolving credit facility as of December 31, 2024. We currently do not hedge against interest rate risk. As of December 31, 2024, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the twelve months ended December 31, 2024.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Acadian Asset Management Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Acadian Asset Management Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Assessment of the fair value measurement of the cash-settled subsidiary awards liability
As discussed in Notes 2, 11 and 18 to the consolidated financial statements, the Company has issued cash-settled equity awards to certain key employees of the subsidiary which are liability classified. The total liability for these awards was $25.4 million at December 31, 2024. The liability is remeasured each reporting period to its fair value. The fair value is determined using discounted cash flow analysis which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, and when award holders maximize value subject to post-vesting restrictions.
We identified the assessment of the fair value measurement of the cash-settled awards liability as a critical audit matter. Complex and subjective auditor judgment was required in evaluating the methodology and key assumptions used in determining the fair value of the liability related to the cash-settled awards. The significant assumptions that required complex and subjective auditor judgment include forecasted earnings, growth rates, market risk adjustments, discount rates, and adjustments to reflect the impact of post-vesting restrictions and when award holders will maximize value. Changes to these assumptions could have had an effect on the Company’s determination of the fair value of the cash-settled awards liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the fair value of the cash-settled awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings and growth rates to internal financial forecasts and historical results. We also compared certain inputs used in developing the forecasted earnings and growth rates to third party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and also assess that puts occur when award holders maximize value. We involved valuation professionals with specialized skills and knowledge, who assisted in:
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

Boston, Massachusetts
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Acadian Asset Management Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Acadian Asset Management Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Boston, Massachusetts
February 27, 2025

Acadian Asset Management Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$94.8	$146.8
Investment advisory fees receivable	164.7	143.4
Income taxes receivable	3.0	2.7
Fixed assets, net	35.7	44.2
Right of use assets	52.5	57.2
Investments	67.9	64.7
Goodwill	20.3	20.3
Other assets	26.7	27.2
Deferred tax assets	78.3	69.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	3.7	0.8
Investments	154.0	33.9
Other assets	1.6	0.5
Total assets	$703.2	$611.4
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$37.9	$39.1
Accrued incentive compensation	119.6	101.3
Other compensation liabilities	92.5	67.5
Accrued income taxes	3.3	2.6
Operating lease liabilities	67.3	72.4
Other liabilities	—	0.8
Revolving credit facility	—	—
Third party borrowings	274.3	273.9
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.5	0.2
Other liabilities	0.3	0.1
Securities sold short	20.4	4.0
Total liabilities	616.1	561.9
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	67.1	9.3
Equity:
Common stock (par value $0.001; 37,477,707 and 41,372,291 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained earnings	24.4	46.9
Accumulated other comprehensive loss	(4.4)	(6.7)
Total equity and redeemable non-controlling interests in consolidated Funds	87.1	49.5
Total liabilities and equity	$703.2	$611.4

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Management fees	$431.1	$373.2	$367.4
Performance fees	71.4	50.4	49.4
Consolidated Funds’ revenue	3.1	3.0	0.4
Total revenue	505.6	426.6	417.2
Operating expenses:
Compensation and benefits	265.5	217.9	159.2
General and administrative expense	85.2	82.6	71.1
Amortization of acquired intangibles	—	—	0.1
Depreciation and amortization	18.5	17.3	18.5
Consolidated Funds’ expense	0.9	2.8	0.4
Total operating expenses	370.1	320.6	249.3
Operating income	135.5	106.0	167.9
Non-operating income and (expense):
Investment income (loss)	2.2	(0.1)	0.2
Interest income	3.5	6.1	0.8
Interest expense	(19.4)	(19.6)	(20.5)
Loss on extinguishment of debt	—	—	(3.2)
Net consolidated Funds’ investment gains (losses)	3.9	4.1	(0.4)
Total non-operating income (loss)	(9.8)	(9.5)	(23.1)
Income before taxes	125.7	96.5	144.8
Income tax expense	38.9	29.4	44.2
Net income	86.8	67.1	100.6
Net income attributable to non-controlling interests in consolidated Funds	1.8	1.3	—
Net income attributable to controlling interests	$85.0	$65.8	$100.6

Earnings per share (basic) attributable to controlling interests	$2.25	$1.59	$2.39
Earnings per share (diluted) attributable to controlling interests	2.22	1.55	2.33
Weighted average shares outstanding	37.8	41.5	42.1
Weighted average diluted shares outstanding	38.3	42.5	43.2

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$86.8	$67.1	$100.6
Other comprehensive income:
Amortization related to derivative securities, net of tax	2.7	2.5	3.3
Foreign currency translation adjustment, net of tax	(0.4)	1.4	(3.1)
Total other comprehensive income	2.3	3.9	0.2
Total comprehensive income	89.1	71.0	100.8
Comprehensive income attributable to non-controlling interests in consolidated Funds	1.8	1.3	—
Total comprehensive income attributable to controlling interests	$87.3	$69.7	$100.8

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2024, 2023 and 2022
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2021	45.4	$—	$—	$(6.8)	$(10.8)	$(17.6)	$—	$(17.6)
Issuance of common stock	0.2	—	—	—	—	—	—	—
Repurchase of common stock	(4.2)	—	—	(103.2)	—	(103.2)	—	(103.2)
Equity-based compensation	—	—	2.4	—	—	2.4	—	2.4
Foreign currency translation adjustment	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Amortization related to derivative securities, net of tax	—	—	—	—	3.3	3.3	—	3.3
Withholding tax related to stock option exercise	—	—	(0.9)	(1.4)	—	(2.3)	—	(2.3)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Net income	—	—	—	100.6	—	100.6	—	100.6
December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$(21.6)
Issuance of common stock	0.3	—	—	—	—	—	—	—
Repurchase of common stock	(0.3)	—	(0.3)	(4.8)	—	(5.1)	—	(5.1)
Capital contributions	—	—	—	—	—	—	9.9	9.9
Equity-based compensation	—	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustment, net of tax	—	—	—	—	1.4	1.4	—	1.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.5	2.5	—	2.5
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(2.4)	—	—	(2.4)	—	(2.4)
De-consolidation of Funds	—	—	—	—	—	—	(1.9)	(1.9)
Dividends ($0.04 per share)	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Net income	—	—	—	65.8	—	65.8	1.3	67.1
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.5	—	0.1	—	—	0.1	—	0.1
Repurchase of common stock including excise taxes	(4.4)	—	(0.4)	(95.2)	—	(95.6)	—	(95.6)
Capital contributions	—	—	—	—	—	—	56.0	56.0
Equity-based compensation	—	—	0.9	—	—	0.9	—	0.9
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Amortization related to derivative securities, net of tax	—	—	—	—	2.7	2.7	—	2.7
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.6)	(10.8)	—	(11.4)	—	(11.4)
Dividends ($0.04 per share)	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Net income	—	—	—	85.0	—	85.0	1.8	86.8
December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$86.8	$67.1	$100.6
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(1.8)	(1.3)	—

Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of acquired intangibles	—	—	0.1
Loss on extinguishment of debt	—	—	3.2
Depreciation and amortization	18.5	17.3	18.5
Amortization of debt-related costs	4.4	4.1	5.6
Amortization and revaluation of non-cash compensation awards	30.5	7.4	(30.3)
Deferred income taxes	(10.2)	(6.0)	6.4
(Gains) losses on other investments	(12.5)	(5.6)	3.4
Changes in operating assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(21.3)	(20.9)	44.6
(Increase) decrease in other receivables, prepayments, deposits and other assets	0.6	0.2	(2.1)
Increase (decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	15.1	10.2	(33.4)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(1.2)	5.2	2.4
Net cash flows from operating activities, excluding consolidated Funds	108.9	77.7	119.0
Net income attributable to redeemable non-controlling interests in consolidated Funds	1.8	1.3	—
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
Purchase of investments	(167.1)	(19.7)	(0.2)
Sale of investments	112.3	13.6	0.1
(Gains) losses on other investments	0.4	(1.1)	—
(Increase) decrease in receivables and other assets	(0.9)	(3.5)	(2.4)
Increase (decrease) in accounts payable and other liabilities	0.4	—	0.3
Net cash flows from operating activities of consolidated Funds	(53.1)	(9.4)	(2.2)
Net cash flows from operating activities	55.8	68.3	116.8

Acadian Asset Management Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from investing activities:
Additions of fixed assets	(9.9)	(13.8)	(16.1)
Purchase of investment securities	(47.7)	(25.8)	(5.5)
Sale of investment securities	7.5	8.2	8.6
Cash flows from investing activities of consolidated Funds:
Deconsolidation of Funds	—	(12.5)	—
Net cash flows from investing activities	(50.1)	(43.9)	(13.0)
Cash flows from financing activities:
Proceeds from revolving credit facility	139.0	113.5	214.0
Repayment of third party borrowings and revolving credit facility	(139.0)	(113.5)	(339.0)
Payment of debt issuance costs	(0.7)	—	(0.9)
Proceeds from stock issuance	0.1	—	—
Payment to OM plc for co-investment redemptions	(0.2)	(0.4)	(1.1)
Repurchases of common stock	(96.7)	(3.3)	(103.2)
Dividends paid to stockholders	(0.9)	(1.4)	(0.8)
Dividends paid to related parties	(0.6)	(0.6)	(0.4)
Withholding tax payments related to stock option exercise and restricted stock vesting	(11.4)	(2.4)	(2.3)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	56.0	9.9	—
Net cash flows from financing activities	(54.4)	1.8	(233.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.4)	0.2	(1.0)
Net increase (decrease) in cash and cash equivalents	(49.1)	26.4	(130.9)
Cash and cash equivalents at beginning of period (including restricted cash)	147.6	121.2	252.1
Cash and cash equivalents at end of period (including restricted cash)	$98.5	$147.6	$121.2

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$15.0	$15.5	$16.0
Income taxes paid	$48.5	$37.8	$36.8

Supplemental disclosure of non-cash investing and financing transactions:
Excise tax on repurchases of common stock	$0.7	$—	$—
Payable for repurchases of common stock	$—	$(1.8)	$—
Deconsolidation of Funds	$—	$(1.9)	$—

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

1) Organization and Description of the Business

Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”), is a holding company that operates a systematic investment management business through its majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, international, and small cap equities, as well as credit and alternative strategies. Acadian LLC comprises the Company’s Quant & Solutions reportable segment:
•Quant & Solutions—comprised of strategies that leverage cutting-edge technology to gather and analyze data to identify mispriced assets to deliver attractive risk-adjusted returns for investors; portfolios include developed and developing markets for equity, credit and alternative strategies.
Acadian LLC is organized as a limited liability company. Fees for services are largely asset-based and, as a result, revenues fluctuate based on the performance of financial markets and investors’ asset flows in and out of Acadian LLC’s products. The Company utilizes a profit-sharing model in structuring its compensation and ownership arrangements with Acadian LLC. Variable compensation is based on the firm’s profitability. The Company and Acadian LLC key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of the Company and Acadian LLC key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business.
The corporate holding company (“Hold Co”) is included within the Unallocated Corporate expenses category.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of December 31, 2024, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 23.9% of the common stock of the Company.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

1) Organization and Description of the Business (cont.)

In December 2023, the Company’s Board of Directors authorized a $100 million share repurchase program. For the year ended December 31, 2024, the Company repurchased 4,445,534 shares of common stock at an average price of $21.32 per share, or approximately $94.9 million in total, including commissions. In connection with these repurchases, a reduction to additional paid-in capital in the amount of $0.4 million was recorded until it was depleted, with the remaining $94.5 million of share repurchases recorded to retained earnings.
For the year ended December 31, 2023, the Company repurchased 268,800 shares of common stock at an average price of $19.03 per share, or approximately $5.1 million in total, including commissions. In connection with these repurchases, a reduction to additional paid-in capital in the amount of $0.3 million was recorded until it was depleted, with the remaining $4.8 million of repurchases recorded to retained earnings.
For the year ended December 31, 2022, the Company repurchased 4,147,450 shares of common stock at an average price of $24.09 per share, or approximately $100 million in total, including commissions. A reduction to retained deficit was recorded for the full amount of these share repurchases.
All shares of common stock repurchased by the Company were retired.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These Consolidated Financial Statements reflect the historical balance sheets, statements of operations, statements of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows of the Company. Within these Consolidated Financial Statements, Paulson and its related entities, as defined above, are considered “related parties.”
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Consolidated Financial Statements; however, material intercompany balances and transactions among the Company, Acadian LLC and consolidated Funds are eliminated in consolidation.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
    Revenue from other sources
Revenue from other sources also includes interest income on cash and cash equivalents. Dividend income received is recorded on the ex-dividend date.
Compensation arrangements
The Company operates a short term variable compensation arrangement where generally, a percentage of Acadian LLC’s annual pre-variable compensation earnings, as defined in the arrangement, is allocated to a “pool” of Acadian LLC’s key employees, and subsequently distributed to individuals subject to recommendation and approval of a remuneration committee comprised of both the Company’s and Acadian LLC’s management. Additionally, a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits are included in a deferred compensation pool. The deferred compensation pool is allocated to Acadian LLC key employees and is subject to a three-year vesting period. Variable compensation expense is accrued and recognized in the Consolidated Statements of Operations as services are provided by individual employees. Variable compensation also includes discretionary annual bonuses at the Hold Co, which may be paid in the form of cash or AAMI equity.
The Company operates a longer term profit-interest plan whereby certain Acadian LLC key employees are granted (or have a right to purchase) awards representing a profits interest in Acadian LLC, as distinct from an equity interest due to the lack of pari passu voting rights. Under this plan, the Company may award a portion of the aforementioned variable compensation arrangement through issuance of a profits interest in Acadian LLC. The awards generally have a three-year vesting period from the grant date, and the service period begins at the commencement of the financial period to which the variable compensation relates. Under this plan, Acadian LLC key employees are eligible to share in the profits of Acadian LLC based on their respective percentage interest held.
In addition, under certain circumstances, Acadian LLC key employees are eligible to receive repurchase payments upon exiting the plan based on a multiple of the last twelve months profits of Acadian LLC, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the twelve month earnings multiple, with movements treated as compensation expense in the Company’s Consolidated Statements of Operations.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
The Company has compensation arrangements with Acadian LLC whereby in exchange for continued service, Acadian LLC equity is either purchased by, or granted to Acadian LLC key employees and may be repurchased by the Company at a future date, subject to service requirements having been met. Awards of equity made to Acadian LLC key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled. The fair value of the liability is determined with the assistance of third party valuation specialists using a discounted cash flow analysis which incorporates assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. The liability is revalued at each reporting period, with any movements recorded within compensation expense.
Consolidation
The Company evaluates each of its subsidiaries and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.
    Funds
In the normal course of business, Acadian LLC sponsors and manages certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies (cont.)

In evaluating whether or not a legal entity must be consolidated, the Company determines if such entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”). A VOE is considered an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. A VIE is an entity that lacks one or more of the characteristics of a VOE. Assessing whether an entity is a VIE or VOE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership and any related party or de-facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company or Acadian LLC is the primary beneficiary of the investment.
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
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, Acadian LLC, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity.
Investments and Investment Transactions
    Valuation of investments held at fair value
Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed below. Other investments are categorized as trading and recorded at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of investments are reported within net consolidated funds’ investment gains and losses in the Consolidated Statements of Operations. See Note 4 for a summary of the inputs utilized to determine the fair value of other investments held at fair value.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
Short sales
Certain Funds may sell a security they do not own in anticipation of a decline in the fair value of that security. When a Fund sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. The short sales are secured by the long portfolio and available cash. The dollar value of which is at least equal to the market value of the security at the time of the short sale. The Fund records a gain, limited to the price at which the Fund sold the security short, or a loss, unlimited in size, upon the termination of a short sale. The amount of the gain or loss will be equal to the proceeds received in entering into the short sale less the cost of buying back the short security to close the short position. While the transaction is open, the Fund will incur an expense for any accrued dividends or interest which is paid to the lender of the securities. These short sales may involve a level of risk in excess of the liability recognized in the accompanying Consolidated Balance Sheets. The extent of such risk cannot be quantified.

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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
•Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies utilizing observable market inputs other than quoted prices. Investments which are generally included in this category include corporate bonds, less liquid and restricted equity securities and certain over-the-counter derivatives.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
Operating segment
The Company currently operates in one reportable segment that provides investment management services and products primarily to institutional clients. See Note 21 for further information regarding the Company’s segment.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies (cont.)

Fixed assets
Fixed assets are recorded at historical cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use capitalized during the application development stage is amortized using the straight-line method over the estimated useful life of the software, which is generally five years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.
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
The Company performs its assessment for impairment of goodwill annually as of the first business day of the fourth quarter, or as necessary. The Company has determined that it had one reporting unit, consisting of Acadian LLC, as of the annual goodwill impairment test date. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying amount, including goodwill. If based on the qualitative assessment it is determined that it is more likely than not that the fair value of the reporting unit is below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of the reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount equal to that excess; not to exceed the total amount of goodwill allocated to that reporting unit. Based on the Company’s most recent annual goodwill impairment test, the Company concluded that the fair value of its reporting unit was more likely than not in excess of their carrying value. At the close of each year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies (cont.)

Leases
Contracts are evaluated at inception to determine whether such contract is or contains a lease. The Company leases certain office space and equipment under non-cancelable operating leases. As leases expire, they are normally renewed or replaced in the ordinary course of business. Lease agreements may contain renewal options exercisable by the Company, rent escalation clauses and/or other incentives provided by the landlord. Renewal options that have been determined to be reasonably certain to be exercised are included in the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheets in the form of right‐of‐use (ROU) assets and operating lease liabilities are recognized as of the date the underlying assets are available for use, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short‐term leases with a term of twelve months or less are recognized on a straight‐line basis as short‐term lease expense.
Operating lease liabilities are initially and subsequently measured as the present value of future lease payments over the lease term. For the purposes of this calculation, lease payments consist of fixed monthly lease payments related to use of the underlying assets. As the Company's leases generally do not have a readily determinable implicit rate, the company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

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
Earnings per share
The Company calculates basic and diluted earnings per share (“EPS”) by dividing net income by its shares outstanding as outlined below. Basic EPS attributable to the Company’s stockholders is calculated by dividing “Net income attributable to controlling interests” by the weighted-average number of shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential shares of common stock unless they are antidilutive. For periods with a net loss, potential shares of common stock are considered antidilutive.
The Company considers two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for stockholders (the if-converted or two-class method). As appropriate, the Company’s policy is to apply the more dilutive methodology upon issuance of such instruments.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
Non-controlling interests
For certain entities that are consolidated, but not 100% owned, the Company reports non-controlling interests as equity on its Consolidated Balance Sheets. The Company's consolidated net income on the Consolidated Statements of Operations includes the income (loss) attributable to non-controlling interest holders of Funds. Ownership interests held by Acadian LLC key employees are categorized as liabilities on the Consolidated Balance Sheets and are revalued each reporting date, with movements treated as compensation expense in the Consolidated Statements of Operations.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. This amendment is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company adopted the updated guidance for the annual reporting period beginning January 1, 2024, which did not result in a material impact to our Consolidated Financial Statements. Refer to Note 21 for related disclosures about our reportable operating segments.
New accounting standards not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for annual periods beginning after December 15, 2024. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the Consolidated Financial Statements.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

2) Basis of Presentation and Significant Accounting Policies (cont.)

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-01 to have a material impact on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. This amendment is for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the impact that the adoption will have on the Consolidated Financial Statements and have not yet determined the transition approach.

The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the Consolidated Financial Statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its Consolidated Financial Statements and related disclosures.

3) Investments
Investments are comprised of the following at December 31 (in millions):

	2024	2023
Investments of consolidated Funds	$154.0	$33.9
Other investments	19.4	20.0
Investments related to long-term incentive compensation plans	48.5	44.7
Total investments per Consolidated Balance Sheets	$221.9	$98.6

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2024
Assets of AAMI and consolidated Funds(1)
Common and preferred stock	$94.2	$—	$—	$—	$94.2
Corporate bonds	—	59.1	—	—	59.1
Derivatives	—	0.7	—	—	0.7
Consolidated Funds total	94.2	59.8	—	—	154.0
Investments related to long-term incentive compensation plans(3)	48.5	—	—	—	48.5
Investments in unconsolidated Funds(4)	—	—	—	19.4	19.4
AAMI total	48.5	—	—	19.4	67.9
Total fair value assets	$142.7	$59.8	$—	$19.4	$221.9

Liabilities of consolidated Funds(1)
Securities sold short	$(20.4)	$—	$—	$—	$(20.4)
Derivatives	—	(0.3)	—	—	(0.3)
Consolidated Funds total	(20.4)	(0.3)	—	—	(20.7)
Total fair value liabilities	$(20.4)	$(0.3)	$—	$—	$(20.7)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 (in millions):

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

4) Fair Value Measurements (cont.)

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2023
Assets of AAMI and consolidated Funds
Common and preferred stock	$19.0	$—	$—	$—	$19.0
Corporate bonds	—	14.8	—	—	14.8
Derivatives	—	0.1	—	—	0.1
Consolidated Funds total(1)	19.0	14.9	—	—	33.9
Investments in separate accounts(2)	$2.1	$—	$—	$—	$2.1
Investments related to long-term incentive compensation plans(3)	44.7	—	—	—	44.7
Investments in unconsolidated Funds(4)	—	—	—	17.9	17.9
AAMI total	46.8	—	—	17.9	64.7
Total fair value assets	$65.8	$14.9	$—	$17.9	$98.6

Liabilities of consolidated Funds
Securities sold short	$(4.0)	$—	$—	$—	$(4.0)
Derivatives	—	(0.1)	—	—	(0.1)
Consolidated Funds total(1)	(4.0)	(0.1)	—	—	(4.1)
Total fair value liabilities	$(4.0)	$(0.1)	$—	$—	$(4.1)

(1)Assets and liabilities measured at fair value are comprised of financial investments managed by Acadian LLC.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

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
(2)Investments in separate accounts of $2.1 million at December 31, 2023, were composed of approximately 1% cash equivalents and 99% equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $48.5 million and $44.7 million at December 31, 2024 and December 31, 2023, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $19.4 million and $17.9 million at December 31, 2024 and December 31, 2023, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $2.9 million and $3.6 million at December 31, 2024 and December 31, 2023, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from December 31, 2024. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2024.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

5) Variable Interest Entities

The Company, through Acadian LLC, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by Acadian LLC and other partnership interests typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Acadian LLC key employees and/or individuals that have ownership interests in Acadian LLC.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2024	2023
Assets
Investments	$154.0	$33.9
Other assets of consolidated Funds	5.3	1.3
Total Assets	$159.3	$35.2
Liabilities
Liabilities of consolidated Funds	$21.2	$4.3
Total Liabilities	$21.2	$4.3
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2024	2023
Unconsolidated VIE assets	$558.7	$669.1
Unconsolidated VIE liabilities	$270.4	$316.5
Equity interests on the Consolidated Balance Sheets	$2.9	$3.6
Maximum risk of loss(1)	$2.9	$3.6

(1)Includes equity investments the Company has made.

6) Fixed Assets
Fixed assets consisted of the following at December 31 (in millions):

	2024	2023
Leasehold improvements	$28.5	$30.0
Office equipment	8.7	9.5
Furniture and fixtures	6.3	6.2
Software and web development	111.1	118.0
Fixed assets, at cost	154.6	163.7
Accumulated depreciation and amortization	(118.9)	(119.5)
Fixed assets, net	$35.7	$44.2
Depreciation and amortization expense was $18.5 million, $17.3 million and $18.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024 and 2023, the Company disposed of property, plant, and equipment with a cost basis of $19.0 million and $4.4 million, respectively, and accumulated depreciation of $(19.0) million and $(4.4) million, respectively. These disposals included leasehold improvements, office equipment, furniture and fixtures and software. There were no gains or losses on disposals recorded during the year ended December 31, 2024 and 2023.

7) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 5 years.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

7) Leases (cont.)

The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2024	2023	2022
Operating lease cost	$8.7	$8.6	$10.0
Variable lease cost	0.1	0.1	0.1
Sublease income	—	—	(0.5)
Total operating lease expense	$8.8	$8.7	$9.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.0	$9.3	6.4
ROU asset obtained in exchange for new operating lease liabilities	2.1	3.4	2.2
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2024 and 2023, the weighted average remaining lease term was 8.5 years and 9.5 years, respectively, and the weighted average discount rate was 3.55% and 3.53%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2025	$9.5
2026	9.4
2027	9.0
2028	8.6
2029	8.0
Thereafter	33.2
Total lease payments	77.7
Less imputed interest	(10.4)
Total	$67.3

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

8) Goodwill
The following table presents the changes in goodwill in 2024 and 2023 (in millions):

Quant & Solutions
Goodwill	$22.1
Accumulated impairment	(1.8)
December 31, 2022	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2023	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2024	$20.3

9) Related Party Transactions
Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2024	2023
Investment advisory fee receivable from unconsolidated Funds(1)	$42.7	$21.2
Total amounts due for investment advisory fee receivables from related parties	$42.7	$21.2
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2024	2023	2022
Management fees from unconsolidated Funds(1)	$119.9	$86.5	$93.6
Performance fees from unconsolidated Funds(1)	9.3	1.0	3.6
Total related party revenues	$129.2	$87.5	$97.2

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

9) Related Party Transactions (cont.)

(1)Transactions with unconsolidated Acadian LLC-sponsored Funds are considered related party items on the basis of the Company’s significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated funds. See Note 4 “Fair Value Measurements” for more information on the investments in unconsolidated funds.

10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2024	2023
Accounts payable	$6.7	$8.6
Accrued expenses	25.6	24.9
Accrued interest payable	5.6	5.6
Total accounts payable and accrued expenses	$37.9	$39.1

11) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2024	2023
Share-based payments liability (Note 18)	$25.4	$23.0
Profit interests compensation liability	18.7	—
Voluntary deferral plan liability (Note 17)	48.4	44.5
Total other compensation liabilities	$92.5	$67.5
Profit interests compensation expense amounted to $19.0 million in 2024, $0.0 million in 2023, and $(28.0) million in 2022. Redemptions of profit sharing interests from Acadian LLC key employees for cash were $0.3 million in 2024, $0.0 million in 2023, and $2.7 million in 2022.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

12) Borrowings and Debt

The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	December 31, 2024			December 31, 2023
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Revolving credit facility:
$140 million revolving credit facility expiring August 29, 2027(1)(2)	$—	$—		$—	$—
Total revolving credit facility	$—	$—		$—	$—
Third-party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	274.3	271.7	2	273.9	263.1	2
Total third-party borrowings	$274.3	$271.7		$273.9	$263.1

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)On August 29, 2024, Acadian LLC’s $125 million revolving credit facility was terminated and replaced with a new $140 million revolving credit facility.
(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
Revolving credit facility
On August 29, 2024, Acadian LLC, Royal Bank of Canada, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., the Bank of New York Mellon, Bank of America N.A., as an issuing bank, and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian LLC Credit Agreement”), which replaced Acadian LLC’s revolving credit facility dated as of March 7, 2022 (the “Prior Credit Agreement”). The maturity date of the Prior Credit Agreement was March 7, 2025, and the maturity date of the Acadian LLC Credit Agreement is August 29, 2027.
Borrowings under the Acadian LLC Credit Agreement bear interest, at Acadian LLC’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case, an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian LLC’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian LLC’s Leverage Ratio. In addition, a commitment fee is charged based on the average daily unused portion of the revolving credit facility under the Acadian LLC Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio.
The weighted average interest rate for the revolving credit facility was 6.93%, 6.19% and 2.64% in 2024, 2023 and 2022, respectively.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

12) Borrowings and Debt (cont.)

Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the Acadian LLC interest coverage ratio must not be less than 4.0x.
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
As of December 31, 2024, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2025	$—
2026	275.0
2027	—
2028	—
2029	—
Thereafter	—
Total	$275.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2024.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

13) Income Taxes

Income before income taxes consisted of the following for the years ended December 31 (in millions):

	2024	2023	2022
Domestic	$118.1	$90.1	$139.1
Foreign	7.6	6.4	5.7
Total	$125.7	$96.5	$144.8

The components of income tax expense for the years ended December 31 are as follows (in millions):

	2024	2023	2022
Current:
Federal	$32.0	$22.6	$21.9
State	14.7	11.2	14.4
Foreign	2.4	1.6	1.5
Total current expense (benefit)	49.1	35.4	37.8
Deferred:
Federal	(9.9)	(6.3)	4.7
State	—	0.5	1.5
Foreign	(0.3)	(0.2)	0.2
Total deferred expense (benefit)	(10.2)	(6.0)	6.4
Total tax expense (benefit)	$38.9	$29.4	$44.2

The Company has recognized income tax benefit related to derivative securities within other comprehensive income of $0.9 million, $0.9 million and $1.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.
The provision for income taxes in 2024, 2023 and 2022 included benefits of $0.0 million, $0.0 million and $0.1 million, respectively, related to the utilization of net operating loss carryforwards.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

13) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	2024	2023	2022
Tax at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.1%	7.3%	8.0%
Other permanent tax items	—%	(0.2)%	0.1%
Executive Compensation	0.2%	0.1%	0.2%
Adjustment to liabilities for uncertain tax positions	0.2%	0.2%	(0.1)%
Effect of foreign operations	1.0%	0.8%	0.7%
Effect of changes in tax law	—%	3.5%	—%
Effect of income from non-controlling interest	(0.3)%	(0.3)%	—%
Impact of state tax obligations on deferred tax assets	1.9%	(1.5)%	(0.5)%
Other	(0.1)%	(0.4)%	1.1%
Effective income tax rate	31.0%	30.5%	30.5%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to its state tax obligations. During the year ended December 31, 2023, Massachusetts enacted a change in the state’s apportionment formula for corporations. The Company measures its deferred tax assets and liabilities at the enacted rates for the period in which these items would reverse. As a result, in the year ended December 31, 2023, the Company recorded the discrete tax impact due to the effect of the change in tax law.
The Company reduced its liability for uncertain tax positions by $0.1 million, $0.5 million and $0.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, due to the lapse of statute of limitations.
The Company has elected to treat global intangible low-taxed income (“GILTI”) taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $1.1 million, $0.6 million and $0.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the GILTI tax.

During the year ending December 31, 2023, the Company removed its indefinite reinvestment of foreign unremitted earnings assertion for multiple foreign subsidiaries. As of December 31, 2024, the Company maintains the assertion that the foreign unremitted earnings of multiple foreign subsidiaries are not permanently reinvested. The amount of deferred tax recorded during the period was not material. For foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon repatriation from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings and the amount of any unrecognized deferred income tax liability on these unremitted earnings is immaterial at December 31, 2024.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

13) Income Taxes (cont.)

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2024	2023
Deferred tax assets:
Investment in partnerships	73.4	63.6
Employee compensation	1.3	1.6
Other	2.6	2.1
Cash flow hedge	1.6	2.6
Total deferred tax assets	78.9	69.9
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	78.9	69.9
Deferred tax liabilities:
Right of use assets	0.1	0.1
Investments	0.5	0.1
Total deferred tax liabilities	0.6	0.2
Net deferred tax assets	$78.3	$69.7
At December 31, 2024 and 2023, the Company’s net deferred tax asset primarily relates to its basis difference in its investment in Acadian LLC, which is treated as a partnership for federal income tax purposes.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2024, 2023 and 2022. As of December 31, 2024, management believes it is more likely than not that the balance of the deferred tax assets will be realized based on forecasted taxable income.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

13) Income Taxes (cont.)

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2024	2023	2022
Balance as of January 1	$1.1	$0.9	$1.0
Additions based on current year tax positions	0.3	0.7	0.7
Reductions related to lapses of statutes of limitations	(0.1)	(0.5)	(0.8)
Balance as of December 31	$1.3	$1.1	$0.9
The Company’s liability for uncertain tax positions includes unrecognized benefits of $1.0 million and $0.8 million at December 31, 2024 and 2023, respectively, that if recognized would affect the effective tax rate on income.
The Company recognized $0.1 million, $0.1 million, and $0.0 million in interest and penalties in its income tax provision for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax positions at December 31, 2024, 2023 and 2022 includes accrued interest and penalties of $0.2 million, $0.2 million and $0.1 million, respectively.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2024 the Company is subject to examination in three jurisdictions.
The Company and its subsidiaries file tax returns in the U.S., U.K., state, local, and other foreign jurisdictions. As of December 31, 2024, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2020.

At December 31, 2024, it is reasonably possible that the total amounts of unrecognized tax benefits will change within the next twelve months due to the expiration of statutes of limitations. The Company estimates a decrease of up to $0.7 million within the next twelve months.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

14) Commitments and Contingencies

Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the periods presented.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024 and 2023, related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of December 31, 2024 and 2023, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.
Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties, and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2024 and 2023, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2024 and 2023.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

14) Commitments and Contingencies (cont.)

Considerations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and investments. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. These financial institutions are typically located in cities in which the Company operates. Cash deposits at the various financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

15) Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2024, 2023 and 2022 is as follows (dollars in millions, except per share data):

	2024	2023	2022
Numerator:
Net income attributable to controlling interests	$85.0	$65.8	$100.6
Denominator:
Weighted-average shares of common stock outstanding—basic	37,770,185	41,493,154	42,056,278
Potential shares of common stock:
Restricted stock units	22,178	7,448	14,147
Employee stock options	536,043	1,037,341	1,085,844
Weighted-average shares of common stock outstanding—diluted	38,328,406	42,537,943	43,156,269
Earnings per share of common stock attributable to controlling interests:
Basic	$2.25	$1.59	$2.39
Diluted	$2.22	$1.55	$2.33

16) Revenue
Management fees
The Company’s management fees are a function of the fee rates charged to clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The most significant driver of increases or decreases in this average fee rate is changes in the mix of the Company’s assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.
Performance fees
The Company’s products subject to performance fees earn these fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Performance fees are recorded in revenues when the contractual performance criteria have been met and when it is probable that a significant reversal of revenue recognized will not occur in future reporting periods.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

16) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the years ended December 31 (in millions) is presented below:

	2024	2023	2022
Quant & Solutions
U.S.	$327.5	$281.9	$279.1
Non-U.S.	103.6	91.3	88.3
Management fee revenue	$431.1	$373.2	$367.4
17) Employee Benefits
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
As of December 31, 2024 and 2023, a total of $48.4 million and $44.5 million, respectively, had been recorded as long-term compensation liabilities and a total of $48.5 million and $44.7 million, respectively, had been invested under the Deferred Compensation and Voluntary Deferral plans. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $4.6 million and $4.6 million, respectively, for the year ended December 31, 2024, $4.8 million and $4.9 million, respectively, for the year ended December 31, 2023, and $4.9 million and $4.9 million, respectively, for the year ended December 31, 2022. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 of $8.5 million, $5.5 million and $6.0 million, respectively.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

18) Equity-based Compensation
Cash-settled Acadian LLC awards
The Company maintains a compensation arrangement with Acadian LLC whereby in exchange for continued service, Acadian LLC equity is either purchased by, or granted to Acadian LLC key employees subject to a limit imposed by the Company, and may be repurchased either by Acadian LLC key employees or by the Company at a future date at the then applicable fair value, subject to service requirements having been met. Compensation expense is recognized over the requisite service period equal to the cumulative vested fair value of the award at the end of each period up to the vesting date.
The Company accounts for the arrangement as “cash-settled” share-based payments, and accordingly a corresponding share-based payment liability is recorded. The fair value of the liabilities are determined with the assistance of third party valuation specialists using discounted cash flow analyses, which incorporate assumptions for the forecasted earnings information, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. Vested Acadian LLC liability-classified equity awards are revalued at each period end until settlement date, with changes in the liabilities included within compensation expense.
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2024	2023	2022
Balance, beginning of period	$23.0	$19.4	$28.1
Amortization and revaluation of granted awards	10.5	6.2	(4.6)
Repurchases (cash-settled)	(8.1)	(2.6)	(4.1)
Balance, end of period	$25.4	$23.0	$19.4
Equity-settled corporate awards
Acadian Asset Management Inc. equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. As of December 31, 2024, the Company had 4.5 million shares of common stock available to be granted under the various plans.
Compensation expense recognized by the Company for the years ended December 31, 2024, 2023 and 2022 in relation to these awards was $0.9 million, $1.2 million, and $2.4 million respectively. The related income tax benefit recognized for years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.2 million and $0.3 million respectively. Unamortized compensation expense related to unvested RSUs at December 31, 2024 of $1.2 million is expected to be recognized over a weighted-average period of 1.6 years. The service inception date for annual awards granted in 2024 is deemed to be January 1, 2023. It is anticipated that annual awards for 2024 with a fair value of $0.8 million will be granted during 2025 with a service inception date of January 1, 2024.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

18) Equity-based Compensation (cont.)

Grants of restricted stock in Acadian Asset Management Inc.
The following table summarizes the activity related to restricted stock awards:

	2024		2023		2022
Acadian Asset Management Inc. RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—	2,500	$10.09
Granted during the year	—	—	—	—	—	—
Forfeited during the year	—	—	—	—	(125)	10.09
Vested during the year	—	—	—	—	(2,375)	10.09
Outstanding at end of the year	—	$—	—	$—	—	$—
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock awards granted to employees. There were no RSAs granted by the Company during the years ended December 31, 2024, 2023 and 2022. Restricted stock awards under the plan generally have a vesting period of one to three years.
Grants of restricted stock units in Acadian Asset Management Inc.
The following table summarizes the activity related to restricted stock units:

	2024		2023		2022
Acadian Asset Management Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	48,797	$24.19	71,664	$20.95	38,703	$15.33
Granted during the year	44,639	21.68	49,494	24.04	59,999	22.62
Forfeited during the year	—	—	(15,823)	25.05	(3,003)	17.55
Vested during the year	(30,747)	23.54	(56,538)	19.72	(24,035)	16.51
Outstanding at end of the year	62,689	$22.80	48,797	$24.19	71,664	$20.95
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock units granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

18) Equity-based Compensation (cont.)
Grants of Performance-based restricted stock units in Acadian Asset Management Inc.
The following table summarizes the activity related to performance-based restricted stock units:

	2024		2023		2022
Acadian Asset Management Inc. Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—	9,013	$14.62
Vested during the year	—	—	—	—	(7,932)	14.62
Other movements	—	—	—	—	(1,081)	14.62
Outstanding at end of the year	—	$—	—	$—	—	$—
Other movements includes performance-based RSUs that did not meet the market vesting condition and did not vest during the year ended December 31, 2022. There were no performance-based RSUs granted by the Company during the years ended December 31, 2024, 2023, and 2022. Performance-based RSUs under the plan have a vesting period of three years.
Grants of Stock Options in Acadian Asset Management Inc.
The following tables summarizes the activity related to the Company’s stock option awards:

	2024
	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	1,659,000	$10.64	0.8
Granted during the year	—	—
Forfeited during the year	—	—
Exercised during the year	(1,659,000)	10.64
Outstanding at end of the year	—	$—	0.0	$—
Exercisable at end of the year	—	$—	0.0	$—

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

18) Equity-based Compensation (cont.)

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
There were no stock options granted by the Company during the year ended December 31, 2024, 2023, and 2022. The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $0.0 million, $1.3 million and $1.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $24.7 million, $5.1 million and $6.0 million, respectively. The Company received $0.1 million, $0.0 million and $0.0 million related to the exercise of options for the year ended December 31, 2024, 2023, and 2022, respectively. The Company realized tax benefits of $0.1 million, $0.3 million, and $0.3 million related to the exercise of options for the year ended December 31, 2024, 2023, and 2022, respectively. Shares issued upon exercise of the options represent newly issued shares.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

19) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2021	$4.8	$(15.6)	$(10.8)
Foreign currency translation adjustment before tax	(3.1)	—	(3.1)
Amortization related to derivatives securities, before tax(1)	—	4.6	4.6
Tax impact	—	(1.3)	(1.3)
Other comprehensive income (loss)	(3.1)	3.3	0.2
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)
Foreign currency translation adjustment before tax	1.4	—	1.4
Amortization related to derivatives securities, before tax	—	3.4	3.4
Tax impact	—	(0.9)	(0.9)
Other comprehensive income	1.4	2.5	3.9
Balance, as of December 31, 2023	$3.1	(9.8)	$(6.7)
Foreign currency translation adjustment before tax	(0.5)	—	(0.5)
Amortization related to derivatives securities, before tax	—	3.6	3.6
Tax impact	0.1	(0.9)	(0.8)
Other comprehensive income (loss)	(0.4)	2.7	2.3
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)

(1)On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, the Company recorded $1.3 million of amortization expense included in the Amortization related to derivative securities, before tax.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

20) Derivatives and Hedging

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
As of December 31, 2024, the balance recorded in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(7.1) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $3.6 million, $3.4 million and $4.6 million have been reclassified for the years ended December 31, 2024, 2023 and 2022, respectively. During the next twelve months the Company expects to reclassify approximately $3.9 million to interest expense.
On January 18, 2022, the Company completed the full redemption of the $125 million aggregate principal amount outstanding of its 5.125% Senior Notes due August 1, 2031. As a result of this transaction, amortization expense of $1.3 million (of the $4.6 million interest expense reclassified to earnings for the year ended December 31, 2022) was reclassified to earnings as interest expense.

21) Segment Information
The Company has the following reportable segment:
•Quant & Solutions—comprised of strategies that leverage cutting-edge technology to gather and analyze data to identify mispriced assets to deliver attractive risk-adjusted returns for investors; portfolios include developed and developing markets for equity, credit and alternative strategies. This segment is comprised of the Company’s interest in Acadian LLC.
The corporate holding company (“Hold Co”) is included within the Unallocated Corporate expenses category. The Hold Co expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment. The CODM is the Company’s Chief Executive Officer.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

21) Segment Information (cont.)
Performance Measure
The primary measure used by the CODM in measuring performance and allocating resources to the segment is economic net income (“ENI”). ENI is used to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and equity distributions, and incentivize management. The Company defines ENI for the segment as ENI revenue less ENI operating expenses. The ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses recognized under U.S. GAAP. This measure supplements and should be considered in addition to, and not in lieu of, the Consolidated Statements of Operations prepared in accordance with U.S. GAAP. The Company does not disclose total asset information for its reportable segment as the information is not reviewed by the CODM.

ENI revenue includes management fees, performance fees and other revenue under U.S. GAAP, adjusted to include management fees paid to the Company by consolidated Funds.
Significant segment ENI expenses include fixed compensation and benefits, variable compensation, and Acadian LLC key employee distributions included in compensation and benefits expense under U.S. GAAP, depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, capital transaction costs, and restructuring costs. Other segment items include ENI general and administrative expense under U.S. GAAP, adjusted to exclude restructuring costs and include sales based compensation.
ENI segment results are also adjusted to exclude consolidated Fund revenues, consolidated Fund expenses and investment return recorded under U.S. GAAP.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

21) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the years ended December 31 (in millions):

($ in millions)		2024	2023	2022

U.S. GAAP consolidated revenue		$505.6	$426.6	$417.2
Exclude revenue from consolidated Funds	(a)	3.1	3.0	0.4
Quant & Solutions segment ENI revenue		$502.5	$423.6	$416.8

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	90.7	86.6	79.0
Variable compensation	(c)	119.9	102.2	96.0
Acadian LLC key employee distributions	(d)	9.7	5.1	5.1
Depreciation and amortization	(e)	18.1	17.3	18.1
Other segment items	(f)	87.9	80.3	68.4
Segment economic net income		$176.2	$132.1	$150.2
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(19.4)	(19.1)	(22.2)
Adjustments and reconciling items	(h)	1.9	(7.1)	(0.1)
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(23.2)	0.1	40.0
Investment income (loss)		2.2	(0.1)	0.2
Interest income		3.5	6.1	0.8
Interest expense		(19.4)	(19.6)	(20.5)
Loss on extinguishment of debt		—	—	(3.2)
Net consolidated Funds' investment gains (losses)		3.9	4.1	(0.4)
Income before income taxes		$125.7	$96.5	$144.8
Income tax expense		(38.9)	(29.4)	(44.2)
Consolidated net income		$86.8	$67.1	$100.6
Net income attributable to non-controlling interests in consolidated Funds		(1.8)	(1.3)	—
Net income attributable to controlling interests		$85.0	$65.8	$100.6

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024 and 2023

21) Segment Information (cont.)
Reconciling Adjustments:
(a)Adjustment to exclude consolidated Funds revenues, which are included in U.S. GAAP revenue.
(b)Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided, adjusted for severance relating to restructuring costs.
(c)Variable compensation is contractually set and calculated individually for Acadian LLC bonuses. Amounts are adjusted for non-cash Acadian LLC key employee equity revaluations and severance relating to restructuring costs.
(d)Acadian LLC key employee distributions includes the share of Acadian LLC profits after variable compensation that is attributable to the Acadian LLC key employee equity and profits interests holders, according to their ownership interests.
(e)Depreciation and amortization includes U.S. GAAP depreciation and amortization, adjusted for costs associated with the wind-down of the MACS business in the standalone format.
(f)Other segment items includes segment systems, portfolio administration costs and other general & administrative expenses adjusted to exclude restructuring costs.
(g)Included in unallocated corporate expenses for the years ended December 31, 2024, 2023 and 2022 was compensation and benefits of $10.0 million, $9.2 million, and $11.4 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the years ended December 31, 2024, 2023 and 2022 was general and administrative expenses of $9.4 million, $9.9 million, and $10.4 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the year ended December 31, 2022 was depreciation expense of $0.4 million related to Hold Co which is include in U.S. GAAP net income attributable to controlling interests.
(h)Adjustments and reconciling items includes consolidated Funds revenue, consolidated Fund expense, and restructuring costs.
(i)Non-cash Acadian LLC key employee equity revaluations represent changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, which are included within the U.S. GAAP compensation and benefits expense.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2024. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2024, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During our fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of stockholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of stockholders.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of stockholders.

PART IV
Item 15.    Exhibits, Financial Statements Schedules.
(1)Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2)Financial Statement Schedules: None
(3)Exhibits:

Exhibit No.		Description
3.1	*	Amended and Restated Certificate of Incorporation, adopted as of July 12, 2019.

3.2	*	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective January 1, 2025.

3.3	*	Amended and Restated Bylaws, adopted as of February 27, 2023.

3.4	*	Amendment No. 1 to Amended and Restated Bylaws, effective January 1, 2025.

4.1		Specimen Common Stock Certificate incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2019.

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

4.6	*	Description of Registrant’s Securities.

10.1	*	Acadian Asset Management Inc. Equity Incentive Plan.

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

Exhibit No.		Description

10.4	*	Form of Indemnity Agreement.

10.5	*	Eighth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, dated December 31, 2024.

10.6	*	Acadian Asset Management Inc. Non-Employee Directors’ Equity Incentive Plan.

10.7	*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.8	*	Form of Restricted Stock Unit Award Agreement for Employees.

10.9
Amended and Restated Employment Agreement, effective April 15, 2020 by and between BrightSphere Investment Group Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q on May 11, 2020.

10.10		Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart, incorporated herein by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2021.

10.11
Amended and Restated Employment Agreement, dated May 4, 2023, by and between BrightSphere Inc. and Christina Wiater incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2023.

10.12
Employment Agreement, dated September 30, 2024, by and among the Company, Acadian and Kelly Young, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2024.

10.13	*	Amended and Restated Acadian Asset Management LLC Bonus Plan, effective January 1, 2025.

10.14	*	Amended and Restated Acadian Asset Management LLC Deferred Compensation Plan, effective January 1, 2025.

19	*	Acadian Asset Management Inc. Insider Trading Policy.

21.1	*	Subsidiaries of Acadian Asset Management Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	BrightSphere Investment Group Inc. Rule 10D-1 Clawback Policy, effective October 2, 2023.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements.

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

Acadian Asset Management Inc.
Dated:	February 27, 2025

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KELLY YOUNG
Kelly Young	President and Chief Executive Officer	February 27, 2025

/s/ JOHN PAULSON
John Paulson	Chairman	February 27, 2025

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 27, 2025

/s/ ANDREW KIM
Andrew Kim	Director	February 27, 2025

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 27, 2025

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Acadian Asset Management Inc. Consolidated Balance Sheets (in millions)

Acadian Asset Management Inc. Consolidated Statements of Operations (in millions except for per share data)

Acadian Asset Management Inc. Consolidated Statements of Comprehensive Income (in millions)

Acadian Asset Management Inc. Consolidated Statements of Cash Flows (in millions)

Acadian Asset Management Inc. Notes to Consolidated Financial Statements December 31, 2024 and 2023

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