Form 10-Q
period 2025-03-31
Acadian Asset Management Inc.
filed 2025-05-08
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 6, 2025 was 35,795,275.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Acadian Asset Management Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$119.6	$94.8
Investment advisory fees receivable	132.0	164.7
Income taxes receivable	—	3.0
Fixed assets, net	33.9	35.7
Right of use assets	50.9	52.5
Investments	52.9	67.9
Goodwill	20.3	20.3
Other assets	26.5	26.7
Deferred tax assets	77.0	78.3
Assets of consolidated Funds:
Cash and cash equivalents, restricted	3.6	3.7
Investments	155.8	154.0
Other assets	4.8	1.6
Total assets	$677.3	$703.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$26.3	$37.9
Accrued incentive compensation	34.6	119.6
Other compensation liabilities	76.2	92.5
Accrued income taxes	6.2	3.3
Operating lease liabilities	65.5	67.3
Revolving credit facility	80.0	—
Third party borrowings	274.4	274.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	0.8	0.5
Other liabilities	0.5	0.3
Securities sold short	20.3	20.4
Total liabilities	584.8	616.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	70.8	67.1
Equity:
Common stock (par value $0.001; 36,721,016 and 37,477,707 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained earnings	24.9	24.4
Accumulated other comprehensive loss	(3.2)	(4.4)
Total equity and redeemable non-controlling interests in consolidated Funds	92.5	87.1
Total liabilities and equity	$677.3	$703.2
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Management fees	$112.9	$102.2
Performance fees	5.3	3.1
Consolidated Funds’ revenue	1.7	0.4
Total revenue	119.9	105.7
Operating expenses:
Compensation and benefits	60.8	58.1
General and administrative expense	22.3	20.0
Depreciation and amortization	4.2	4.6
Consolidated Funds’ expense	0.7	0.1
Total operating expenses	88.0	82.8
Operating income	31.9	22.9
Non-operating income and (expense):
Investment income	0.3	0.9
Interest income	1.1	1.3
Interest expense	(4.8)	(5.0)
Net consolidated Funds’ investment gains	3.6	1.7
Total non-operating income (loss)	0.2	(1.1)
Income before income taxes	32.1	21.8
Income tax expense	8.3	6.1
Net income	23.8	15.7
Net income attributable to redeemable non-controlling interests in consolidated Funds	3.7	1.1
Net income attributable to controlling interests	$20.1	$14.6

Earnings per share (basic) attributable to controlling interests	$0.54	$0.37
Earnings per share (diluted) attributable to controlling interests	0.54	0.37
Weighted average common stock outstanding	37.4	39.1
Weighted average diluted common stock outstanding	37.4	39.7
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$23.8	$15.7
Other comprehensive income:
Amortization related to derivative securities, net of tax	0.7	0.7
Foreign currency translation adjustment, net of tax	0.5	(0.2)
Total other comprehensive income	1.2	0.5
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	3.7	1.1
Total comprehensive income attributable to controlling interests	$21.3	$15.1

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2025 and 2024
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchase of common stock including excise taxes	(3.5)	—	(0.2)	(74.8)	—	(75.0)	—	(75.0)
Capital contributions	—	—	—	—	—	—	1.1	1.1
Equity-based compensation	—	—	0.2	—	—	0.2	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.7	0.7	—	0.7
Withholding tax related to stock option exercise and restricted stock vesting			—	(1.8)	—	(1.8)		(1.8)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	14.6	—	14.6	1.1	15.7
March 31, 2024	38.0	$—	$—	$(15.5)	$(6.2)	$(21.7)	$11.5	$(10.2)

December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock including excise taxes	(0.8)	—	(0.4)	(19.2)	—	(19.6)	—	(19.6)
Equity-based compensation	—	—	0.6	—	—	0.6	—	0.6
Foreign currency translation adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5
Amortization related to derivative securities, net of tax	—	—	—	—	0.7	0.7	—	0.7
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	20.1	—	20.1	3.7	23.8
March 31, 2025	36.7	$—	$—	$24.9	$(3.2)	$21.7	$70.8	$92.5
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$23.8	$15.7
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(3.7)	(1.1)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4.2	4.6
Amortization of debt-related costs	1.1	1.1
Amortization and revaluation of non-cash compensation awards	0.8	6.2
Deferred income taxes	1.1	(2.7)
(Gains) on other investments	(0.1)	(4.4)
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	32.7	24.4
Decrease in other receivables, prepayments, deposits and other assets	3.6	2.6
(Decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(101.6)	(72.1)
(Decrease) in accounts payable, accrued expenses and accrued income taxes	(10.6)	(13.6)
Net cash flows from operating activities, excluding consolidated Funds	(48.7)	(39.3)
Net income attributable to redeemable non-controlling interests in consolidated Funds	3.7	1.1
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) on other investments	(2.7)	(0.8)
Purchase of investments	(71.7)	(18.8)
Sale of investments	73.4	17.0
(Increase) in receivables and other assets	(3.3)	(0.4)
Increase in accounts payable and other liabilities	0.5	0.8
Net cash flows from operating activities of consolidated Funds	(0.1)	(1.1)
Net cash flows from operating activities	(48.8)	(40.4)

Cash flows from investing activities:
Additions of fixed assets	(2.5)	(2.4)
Purchase of investment securities	(2.5)	(2.3)
Sale of investment securities	16.8	3.3
Net cash flows from investing activities	11.8	(1.4)
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving credit facility	100.0	101.0
Repayment of revolving credit facility	(20.0)	(28.0)
Payment to OM plc for co-investment redemptions	—	(0.2)
Dividends paid to stockholders	(0.2)	(0.3)
Dividends paid to related parties	(0.2)	(0.1)
Repurchase of common stock	(17.8)	(74.3)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.2)	(1.8)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	—	1.1
Net cash flows from financing activities	61.6	(2.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	24.7	(44.6)
Cash and cash equivalents at beginning of period	98.5	147.6
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$123.2	$103.0

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$6.7	$7.2
Income taxes paid	1.4	1.4

Supplemental disclosure of non-cash financing transactions:
Payable for repurchases of common stock	$1.6	$—
Excise tax on repurchases of common stock	$0.2	$0.7

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”), is a holding company that operates a systematic investment management business through its majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies. The Company’s Quant & Solutions reportable segment consists of Acadian LLC:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies.
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of March 31, 2025, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 24.4% of the common stock of the Company.

For the three months ended March 31, 2025, the Company repurchased 770,812 shares of common stock at an average price of $25.09 per share, or approximately $19.4 million in total, including commissions. For the three months ended March 31, 2024, the Company repurchased 3,530,908 shares of common stock at an average price of $21.04 per share, or approximately $74.4 million in total, including commissions.
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
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
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
Recently adopted accounting standards

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This amendment is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. Early adoption is permitted. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

New accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the Condensed Consolidated Financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. This amendment is for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the impact that the adoption will have on the Condensed Consolidated Financial Statements and has not yet determined the transition approach.

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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2025	December 31, 2024
Investments of consolidated Funds	$155.8	$154.0
Other investments	19.9	19.4
Investments related to long-term incentive compensation plans	33.0	48.5
Total investments per Condensed Consolidated Balance Sheets	$208.7	$221.9

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2025
Assets of AAMI and consolidated Funds
Common and preferred stock	$94.6	$—	$—	$—	$94.6
Corporate bonds	—	60.7	—	—	60.7
Derivatives	—	0.5	—	—	0.5
Consolidated Funds total(1)	94.6	61.2	—	—	155.8
Investments related to long-term incentive compensation plans(2)	33.0	—	—	—	33.0
Investments in unconsolidated Funds(3)	—	—	—	19.9	19.9
AAMI total	33.0	—	—	19.9	52.9
Total fair value assets	$127.6	$61.2	$—	$19.9	$208.7

Liabilities of consolidated Funds
Securities sold short	$(20.3)	$—	$—	$—	$(20.3)
Derivatives	—	(0.5)	—	—	(0.5)
Consolidated Funds total(1)	(20.3)	(0.5)	—	—	(20.8)
Total fair value liabilities	$(20.3)	$(0.5)	$—	$—	$(20.8)

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2024
Assets of AAMI and consolidated Funds
Common and preferred stock	$94.2	$—	$—	$—	$94.2
Corporate bonds	—	59.1	—	—	59.1
Derivatives	—	0.7	—	—	0.7
Consolidated Funds total(1)	94.2	59.8	—	—	154.0
Investments related to long-term incentive compensation plans(2)	48.5	—	—	—	48.5
Investments in unconsolidated Funds(3)	—	—	—	19.4	19.4
AAMI total	48.5	—	—	19.4	67.9
Total fair value assets	$142.7	$59.8	$—	$19.4	$221.9

Liabilities of consolidated Funds
Securities sold short	$(20.4)	$—	$—	$—	$(20.4)
Derivatives	—	(0.3)	—	—	(0.3)
Consolidated Funds total(1)	(20.4)	(0.3)	—	—	(20.7)
Total fair value liabilities	$(20.4)	$(0.3)	$—	$—	$(20.7)

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
(2)Investments related to long-term incentive compensation plans of $33.0 million and $48.5 million at March 31, 2025 and December 31, 2024, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $19.9 million and $19.4 million at March 31, 2025 and December 31, 2024, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.0 million and $2.9 million at March 31, 2025 and December 31, 2024, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from March 31, 2025. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2025 and 2024.

Acadian Asset Management Inc.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	March 31, 2025	December 31, 2024
Assets
Investments	$155.8	$154.0
Other assets of consolidated Funds	8.4	5.3
Total Assets	$164.2	$159.3
Liabilities
Liabilities of consolidated Funds	$21.6	$21.2
Total Liabilities	$21.6	$21.2
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2025	December 31, 2024
Maximum exposure to loss(1)	$19.9	$2.9

(1)Includes the carrying value of investments the Company has made in the unconsolidated VIEs in which the Company is not the primary beneficiary.

6) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 5 years.
The following table summarizes information about the Company’s operating leases for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2.2	$2.2
Variable lease cost	—	—
Total operating lease expense	$2.2	$2.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$2.4
Right of use assets obtained in exchange for new operating lease liabilities	—	—
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2025 and 2024, the weighted average remaining lease term was 8.3 years and 9.3 years, respectively, and the weighted average discount rate was 3.55% and 3.52%, respectively.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Leases (cont.)
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2025 (excluding the three months ended March 31, 2025)	$7.1
2026	9.4
2027	9.0
2028	8.7
2029	8.0
Thereafter	33.2
Total lease payments	$75.4
Less imputed interest	(9.9)
Total	$65.5
7) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	March 31, 2025			December 31, 2024
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$140 million revolving credit facility expiring August 29, 2027(1)(2)	$80.0	$80.0	2	$—	$—
Total revolving credit facility	$80.0	$80.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	$274.4	$271.4	2	$274.3	$271.7	2
Total third party borrowings	$274.4	$271.4		$274.3	$271.7

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

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
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of March 31, 2025, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies (cont.)

Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2025, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2025.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to controlling interests	$20.1	$14.6
Denominator:
Weighted-average shares of common stock outstanding—basic	37,362,476	39,063,522
Potential shares of common stock:
Restricted stock units	18,059	17,348
Employee stock options	—	650,570
Weighted-average shares of common stock outstanding—diluted	37,380,535	39,731,440
Earnings per share of common stock attributable to controlling interests:
Basic	$0.54	$0.37
Diluted	$0.54	$0.37

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Quant & Solutions
U.S.	$85.9	$77.3
Non-U.S.	27.0	24.9
Management fee revenue	$112.9	$102.2

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)
Foreign currency translation adjustment before tax	0.5	—	0.5
Amortization related to derivatives securities before tax	—	1.0	1.0
Tax impact	—	(0.3)	(0.3)
Other comprehensive income	0.5	0.7	1.2
Balance, as of March 31, 2025	$3.2	$(6.4)	$(3.2)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)
Foreign currency translation adjustment before tax	(0.3)	—	(0.3)
Amortization related to derivatives securities before tax	—	0.9	0.9
Tax impact	0.1	(0.2)	(0.1)
Other comprehensive income (loss)	(0.2)	0.7	0.5
Balance, as of March 31, 2024	$2.9	$(9.1)	$(6.2)

Acadian Asset Management Inc.
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
As of March 31, 2025, the balance recorded in accumulated other comprehensive income (loss) was $(6.4) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $1.0 million and $0.9 million have been reclassified for the three months ended March 31, 2025 and 2024, respectively. During the next twelve months the Company expects to reclassify approximately $4.0 million to interest expense.
13) Segment Information
The Company has the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies. This segment consists of our ownership interest in Acadian LLC.

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the three months ended March 31, 2025 and 2024 are as follows (in millions):

		Three Months Ended March 31,
($ in millions)		2025	2024

U.S. GAAP consolidated revenue		$119.9	$105.7
Exclude revenue from consolidated Funds	(a)	1.7	0.4
Quant & Solutions segment ENI revenue		$118.2	$105.3

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	22.9	21.6
Variable compensation	(c)	29.4	26.0
Acadian LLC key employee distributions	(d)	3.1	2.2
Depreciation and amortization	(e)	4.2	4.6
Other segment items	(f)	23.7	19.5
Segment economic net income		$34.9	$31.4
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(4.5)	(4.6)
Adjustments and reconciling items	(h)	1.2	0.5
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	0.3	(4.4)
Investment income		0.3	0.9
Interest income		1.1	1.3
Interest expense		(4.8)	(5.0)
Net consolidated Funds' investment gains		3.6	1.7
Income before income taxes		$32.1	$21.8
Income tax expense		(8.3)	(6.1)
Consolidated net income		$23.8	$15.7
Net income attributable to redeemable non-controlling interests in consolidated Funds		(3.7)	(1.1)
Net income attributable to controlling interests		$20.1	$14.6

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)

Reconciling Adjustments:
a.Adjustment to exclude consolidated Funds revenues, which are included in U.S. GAAP revenue.
b.Fixed compensation and benefits includes base salaries, payroll taxes and the cost of benefit programs provided.
c.Variable compensation is contractually set and calculated individually for Acadian LLC bonuses. Amounts are adjusted for non-cash Acadian LLC key employee equity revaluations and severance relating to restructuring costs.
d.Acadian LLC key employee distributions includes the share of Acadian LLC profits after variable compensation that is attributable to the Acadian LLC key employee equity and profits interests holders, according to their ownership interests.
e.Depreciation and amortization includes U.S. GAAP depreciation and amortization.
f.Other segment items includes segment systems, portfolio administration costs and other general & administrative expenses.
g.Included in unallocated corporate expenses for the three months ended March 31, 2025 and 2024 was compensation and benefits of $2.4 million and $2.5 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the three months ended March 31, 2025 and 2024 was general and administrative expenses of $2.1 million and $2.1 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
h.Adjustments and reconciling items includes consolidated Funds revenue, consolidated Fund expense, and restructuring costs.
i.Non-cash Acadian LLC key employee equity revaluations represent changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, which are included within the U.S. GAAP compensation and benefits expense.

14) Subsequent Events
During the period from April 1, 2025 through May 6, 2025, the Company repurchased 0.9 million shares of common stock at a weighted average price of $25.48 per share, or approximately $23.6 million in total, including commissions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “Acadian Asset Management”, “Acadian” or “AAMI” refer to Acadian Asset Management Inc., and references to “we,” “our” and “us” refer to AAMI and its consolidated subsidiaries. References to Hold Co refer to AAMI and its subsidiaries excluding Acadian Asset Management LLC (“Acadian LLC”). Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell Acadian LLC’s products or services, nor is any such information a recommendation for Acadian LLC’s products or services.
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
•U.S. GAAP Results of Operations for the Three Months Ended March 31, 2025 and 2024 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2025 and 2024, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2025 and 2024, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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

Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian LLC. Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies. Acadian LLC comprises our Quant & Solutions reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies. This segment consists of our ownership interest in Acadian LLC.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2025 and 2024:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
U.S. GAAP Basis
Revenue	$119.9	$105.7	$14.2
Pre-tax income attributable to controlling interests	28.4	20.7	7.7
Net income attributable to controlling interests	20.1	14.6	5.5
U.S. GAAP operating margin(1)	26.6%	21.7%	494 bps
Earnings per share, basic ($)	$0.54	$0.37	$0.17
Earnings per share, diluted ($)	$0.54	$0.37	$0.17
Basic shares outstanding (in millions)	37.4	39.1	(1.7)
Diluted shares outstanding (in millions)	37.4	39.7	(2.3)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$118.2	$105.3	$12.9
Pre-tax economic net income(5)	28.0	24.0	4.0
Adjusted EBITDA	35.2	31.9	3.3
ENI operating margin(6)	28.3%	27.7%	61 bps
Economic net income(7)	20.3	17.4	2.9
ENI diluted EPS ($)	$0.54	$0.44	$0.10

Other Operational Information
Assets under management (AUM) at period end (in billions)	$121.9	$110.4	$11.5
Net client cash flows (in billions)	3.8	0.4	3.4

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items of $(0.2) million for the three months ended March 31, 2025. Excludes severance-related items of $(0.2) million and costs associated with the transfer of an insurance policy from our former parent of $0.2 million for the three months ended March 31, 2024.
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

Assets Under Management
In the first quarter of 2025, we changed the presentation of our AUM. The new presentation reflects better alignment of our view on the business and distribution channels. We made certain reclassifications between strategies, client type and client location groupings to better reflect the underlying AUM. In the AUM tables below, all periods have been reclassified to conform to the new presentation.
Our total assets under management were $121.9 billion as of March 31, 2025 and $117.3 billion as of December 31, 2024.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Non-U.S. Equity	$28.5	23.4%	$26.6	22.7%
Small Cap Equity	25.3	20.8%	25.0	21.3%
Global Equity	19.5	16.0%	19.0	16.2%
Emerging Markets Equity	19.4	15.9%	18.1	15.4%
Enhanced Equity	11.5	9.4%	10.8	9.2%
Other	17.7	14.5%	17.8	15.2%
Total assets under management	$121.9		$117.3
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Institutional	$96.3	79.0%	$93.0	79.3%
Sub-Advisory	14.0	11.5%	13.1	11.2%
Wealth/Other	11.6	9.5%	11.2	9.5%
Total assets under management	$121.9		$117.3
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
U.S.	$77.0	63.2%	$74.7	63.7%
Asia Pacific	20.8	17.1%	18.8	16.0%
EMEA	17.4	14.3%	16.9	14.4%
Other	6.7	5.4%	6.9	5.9%
Total assets under management	$121.9		$117.3
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.

The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2025	2024
Quant & Solutions
Beginning balance	$117.3	$103.7
Gross inflows	8.8	4.3
Gross outflows	(5.8)	(4.7)
Reinvested income and distributions	0.8	0.8
Net flows	3.8	0.4
Market appreciation	0.8	6.3
Ending balance	$121.9	$110.4
Average AUM	$120.7	$107.6
We also analyze our asset flows by client type and client location. Our client types include:
i.Sub-advisory, which includes assets managed for third-party mutual funds sponsored by platforms in the U.S. or abroad, where the end client is typically retail;
ii.Institutional, which includes assets managed for public/government pension funds and other investments, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national investments; also includes corporate and union-sponsored pension plans and other investments; and
iii.Wealth/other, which includes assets managed for registered investment advisor clients, private banks, high-net-worth clients, and family offices, defined contribution clients on certain platforms, mutual funds directly sponsored by Acadian LLC, and other assets.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2025	2024
Sub-advisory
Beginning balance	$13.1	$13.6
Gross inflows	1.0	0.6
Gross outflows	(0.7)	(1.0)
Reinvested income and distributions	0.1	0.1
Net flows	0.4	(0.3)
Market appreciation	0.5	0.7
Ending balance	$14.0	$14.0

Institutional
Beginning balance	$93.0	$81.7
Gross inflows	7.0	2.6
Gross outflows	(4.5)	(3.2)
Reinvested income and distributions	0.6	0.6
Net flows	3.1	—
Market appreciation	0.2	5.1
Ending balance	$96.3	$86.8

Wealth/Other
Beginning balance	$11.2	$8.4
Gross inflows	0.8	1.1
Gross outflows	(0.6)	(0.5)
Reinvested income and distributions	0.1	0.1
Net flows	0.3	0.7
Market appreciation	0.1	0.5
Ending balance	$11.6	$9.6

Total
Beginning balance	$117.3	$103.7
Gross inflows	8.8	4.3
Gross outflows	(5.8)	(4.7)
Reinvested income and distributions	0.8	0.8
Net flows	3.8	0.4
Market appreciation	0.8	6.3
Ending balance	$121.9	$110.4

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2025	2024
U.S.
Beginning balance	$74.7	$70.2
Gross inflows	4.2	1.8
Gross outflows	(3.7)	(3.5)
Reinvested income and distributions	0.5	0.5
Net flows	1.0	(1.2)
Market appreciation	1.3	4.1
Ending balance	$77.0	$73.1

Non-U.S.
Beginning balance	$42.6	$33.5
Gross inflows	4.6	2.5
Gross outflows	(2.1)	(1.2)
Reinvested income and distributions	0.3	0.3
Net flows	2.8	1.6
Market appreciation (depreciation)	(0.5)	2.2
Ending balance	$44.9	$37.3

Total
Beginning balance	$117.3	$103.7
Gross inflows	8.8	4.3
Gross outflows	(5.8)	(4.7)
Reinvested income and distributions	0.8	0.8
Net flows	3.8	0.4
Market appreciation	0.8	6.3
Ending balance	$121.9	$110.4
At March 31, 2025, our total assets under management were $121.9 billion, an increase of $4.6 billion, or 3.9%, compared to $117.3 billion at December 31, 2024 and an increase of $11.5 billion, or 10.4%, compared to $110.4 billion at March 31, 2024. The increase in assets under management compared to March 31, 2024 was driven by the equity market appreciation and positive NCCF in the last twelve months. The change in assets under management during the three months ended March 31, 2025 reflects net market appreciation of $0.8 billion, and net inflows of $3.8 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended March 31, 2025, our net inflows were $3.8 billion compared to $0.4 billion for the three months ended March 31, 2024. The change in net flows during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by strong gross sales, which increased to $8.8 billion in the three months ended March 31, 2025. Reinvested income and distributions of $0.8 billion and $0.8 billion are reflected in the net inflows for the three months ended March 31, 2025 and March 31, 2024, respectively.
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2025 and 2024
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2025	2024	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$112.9	$102.2	$10.7
Performance fees	5.3	3.1	2.2
Consolidated Funds’ revenue	1.7	0.4	1.3
Total revenue	119.9	105.7	14.2
Compensation and benefits	60.8	58.1	2.7
General and administrative expense	22.3	20.0	2.3
Depreciation and amortization	4.2	4.6	(0.4)
Consolidated Funds’ expense	0.7	0.1	0.6
Total operating expenses	88.0	82.8	5.2
Operating income	31.9	22.9	9.0
Investment income	0.3	0.9	(0.6)
Interest income	1.1	1.3	(0.2)
Interest expense	(4.8)	(5.0)	0.2
Net consolidated Funds’ investment gains	3.6	1.7	1.9
Income before taxes	32.1	21.8	10.3
Income tax expense	8.3	6.1	2.2
Net income	23.8	15.7	8.1
Net income attributable to redeemable non-controlling interests in consolidated Funds	3.7	1.1	2.6
Net income attributable to controlling interests	$20.1	$14.6	$5.5

Basic earnings per share ($)	$0.54	$0.37	$0.17
Diluted earnings per share ($)	0.54	0.37	0.17
Weighted average shares of common stock outstanding—basic	37.4	39.1	(1.7)
Weighted average shares of common stock outstanding—diluted	37.4	39.7	(2.3)

U.S. GAAP operating margin(2)	26.6%	21.7%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Consolidated Statements of Operations	2025	2024
Net income attributable to controlling interests	$20.1	$14.6
Add: Income tax expense	8.3	6.1
Pre-tax income attributable to controlling interests	$28.4	$20.7
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
Average basis points earned on average assets under management were 37.9 bps for the three months ended March 31, 2025, and 38.2 bps for the three months ended March 31, 2024. The overall weighted average fee rate decrease for the three months ended March 31, 2025 is the result of changes in the mix of assets under management caused by market movements and client flows.
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Management fees increased $10.7 million, or 10.5%, from $102.2 million for the three months ended March 31, 2024 to $112.9 million for the three months ended March 31, 2025. The increase was primarily driven by higher levels of average assets under management. Average assets under management increased 12.2%, from $107.6 billion for the three months ended March 31, 2024 to $120.7 billion for the three months ended March 31, 2025, mainly due to the positive equity market and positive net flows in the past twelve months.
Performance Fees
Approximately $20 billion, or 16% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Performance fees increased $2.2 million, or 71.0%, from $3.1 million for the three months ended March 31, 2024 to $5.3 million for the three months ended March 31, 2025, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024
Fixed compensation and benefits(1)	$24.3	$23.5
Sales-based compensation(2)	3.5	1.6
Variable compensation(3)	30.2	26.4
Acadian LLC key employee distributions(4)	3.1	2.2
Non-cash Acadian LLC key employee equity revaluations(5)	(0.3)	4.4
Total U.S. GAAP compensation and benefits expense	$60.8	$58.1

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

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash variable compensation	$29.3	$24.7
Non-cash equity-based award amortization	0.9	1.7
Total variable compensation(a)	$30.2	$26.4

(a)For the three months ended March 31, 2025, $30.4 million, variable compensation expense (of the $30.2 million above) is included within economic net income, which excludes $(0.2) million of variable compensation associated with restructuring. For the three months ended March 31, 2024, $26.6 million of variable compensation expense (of the $26.4 million above) is included with economic net income, which excludes $(0.2) million of variable compensation associated with restructuring at Acadian LLC.
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Compensation and benefits expense increased $2.7 million, or 4.6%, from $58.1 million for the three months ended March 31, 2024 to $60.8 million for the three months ended March 31, 2025. Fixed compensation and benefits increased $0.8 million, or 3.4%, from $23.5 million for the three months ended March 31, 2024 to $24.3 million for the three months ended March 31, 2025, primarily reflecting cost of living increases and the cost of new hires supporting our growth initiatives. Variable compensation increased $3.8 million, or 14.4%, from $26.4 million for the three months ended March 31, 2024 to $30.2 million for the three months ended March 31, 2025. The increase was primarily attributable to higher pre-bonus profits in the three months ended March 31, 2025. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $1.9 million or 118.8% from $1.6 million for the three months ended March 31, 2024 to $3.5 million for the three months ended March 31, 2025, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Acadian LLC key employee distributions increased $0.9 million, or 40.9%, from $2.2 million for the three months ended March 31, 2024 to $3.1 million for the three months ended March 31, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the three months ended March 31, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC equity changed $(4.7) million, reflecting fluctuations in the value of key employee ownership interests at Acadian LLC, as the value of the equity plan liability increased $4.4 million for the three months ended March 31, 2024 and decreased $(0.3) million for the three months ended March 31, 2025. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the three months ended March 31, 2025 reflect changes in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.

General and Administrative Expense
Three months ended March 31, 2025 compared to three months ended March 31, 2024: General and administrative expense increased $2.3 million, or 11.5%, from $20.0 million for the three months ended March 31, 2024 to $22.3 million for the three months ended March 31, 2025. The increase was primarily due to higher systems, outside services and portfolio administrative costs, reflecting our continued investment in growth initiatives and capabilities, foreign currency loss, partially offset by lower consultant costs.
Depreciation and Amortization Expense
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Depreciation and amortization expense decreased $(0.4) million, or (8.7)%, from $4.6 million for the three months ended March 31, 2024 to $4.2 million for the three months ended March 31, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income;
ii.interest income; and
iii.interest expense.
Investment Income
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Investment income decreased $(0.6) million, or (66.7)%, from $0.9 million for the three months ended March 31, 2024 to $0.3 million for the three months ended March 31, 2025, reflecting a decrease in returns generated by seed capital investments due to market depreciation in the three months ended March 31, 2025.
Interest Income
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Interest income decreased $(0.2) million, or (15.4)%, from $1.3 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2025. The decrease was due to lower average cash balances and decreases in short-term investment returns in the three months ended March 31, 2025.
Interest Expense
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Interest expense decreased $(0.2) million, or (4.0)%, from $5.0 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2025, reflecting a decrease in interest rates on the revolving credit facility in the three months ended March 31, 2025.
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

Three months ended March 31, 2025 compared to three months ended March 31, 2024: Income tax expense increased $2.2 million, from $6.1 million for the three months ended March 31, 2024 to $8.3 million for the three months ended March 31, 2025. The increase in income tax expense primarily relates to an increase in pretax income attributable to controlling interest in the three months ended March 31, 2025.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Consolidated Funds’ revenue increased $1.3 million, from $0.4 million for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2025. Consolidated Funds’ expense increased $0.6 million, from $0.1 million for the three months ended March 31, 2024 to $0.7 million for the three months ended March 31, 2025. Net consolidated Funds’ investment gain increased $1.9 million from $1.7 million for the three months ended March 31, 2024 to $3.6 million for the three months ended March 31, 2025. These movements relate to the underlying activity of our consolidated Funds.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in millions)	2025	2024
Numerator: Operating income	$31.9	$22.9
Denominator: Total revenue	$119.9	$105.7
U.S. GAAP operating margin(1)	26.6%	21.7%

Numerator: Total operating expenses(2)	$87.3	$82.7
Denominator: Management fee revenue	$112.9	$102.2
U.S. GAAP operating expense / management fee revenue(3)	77.3%	80.9%

Numerator: Variable compensation	$30.2	$26.4
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$64.2	$51.2
U.S. GAAP variable compensation ratio(3)	47.0%	51.6%

Numerator: Acadian LLC key employee distributions	$3.1	$2.2
Denominator: Operating income before Acadian key employee distributions(2)(4)(5)	$34.0	$24.8
U.S. GAAP Acadian LLC key employee distributions ratio(3)	9.1%	8.9%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin is 26.1% for the three months ended March 31, 2025, and 21.5% for the three months ended March 31, 2024.
(2)Excludes consolidated Funds’ expense of $0.7 million for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024.
(3)Excludes the effect of Funds consolidation for the three months ended March 31, 2025 and 2024.

(4)Excludes consolidated Funds’ revenue of $1.7 million for the three months ended March 31, 2025, and $0.4 million for the three months ended March 31, 2024.
(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Three Months Ended March 31,
($ in millions)	2025	2024
Operating income	$31.9	$22.9
Acadian LLC key employee distributions	3.1	2.2
Operating income of consolidated Funds	(1.0)	(0.3)
Operating income before Acadian LLC key employee distributions	34.0	24.8
Variable compensation	30.2	26.4
Operating income before variable compensation and Acadian LLC key employee distributions	$64.2	$51.2

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2025 and 2024
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
($ in millions)		2025	2024
U.S. GAAP net income attributable to controlling interests		$20.1	$14.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(0.3)	4.4
ii.	Amortization of acquired intangible assets	—	—
iii.	Capital transaction costs	0.1	0.1
iv.	Seed/Co-investment (gains) losses and financings(1)	—	(1.2)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.4
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	(0.2)	—
vii.	ENI tax normalization	0.2	—
Tax effect of above adjustments, as applicable(3)		0.1	(0.9)
Economic net income		$20.3	$17.4

(1)The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2025 and 2024 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2025	2024
Seed/Co-investment gains	$(1.2)	$(1.8)
Financing costs:
Seed/Co-investment average balance	80.1	36.2
Blended interest rate*	6.5%	6.5%
Financing costs	1.2	0.6
Net seed/co-investment (gains) losses and financing	$—	$(1.2)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended March 31, 2025 includes severance-related items of $(0.2) million. The three months ended March 31, 2024 includes severance-related items of $(0.2) million and costs associated with the transfer of an insurance policy from our former parent of $0.2 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024
U.S. GAAP revenue	$119.9	$105.7
Exclude revenue from consolidated Funds	(1.7)	(0.4)
ENI revenue	$118.2	$105.3
The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2025	2024
Management fees(1)	$112.9	$102.2
Performance fees(2)	5.3	3.1
ENI revenue	$118.2	$105.3

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in millions)	2025	2024
U.S. GAAP operating expense	$88.0	$82.8
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	0.3	(4.4)
Restructuring costs(1)	0.2	—
Funds’ operating expense	(0.7)	(0.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(30.4)	(26.6)
Acadian LLC key employee distributions	(3.1)	(2.2)
ENI operating expense	$54.3	$49.5

(1)The three months ended March 31, 2025 includes $(0.2) million of severance-related items. The three months ended March 31, 2024 includes $(0.2) million of severance-related items and $0.2 million costs associated with the transfer of an insurance policy from our former parent.
(2)The three months ended March 31, 2025 excludes $(0.2) million of severance-related items that is included within restructuring costs. The three months ended March 31, 2024 excludes $(0.2) million severance-related items that is included within restructuring costs.
The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2025	2024
Fixed compensation & benefits(1)	$24.3	$23.5
General and administrative expenses(2)	25.8	21.4
Depreciation and amortization	4.2	4.6
ENI operating expense	$54.3	$49.5

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2025 and 2024 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2025	2024
Total U.S. GAAP compensation and benefits expense	$60.8	$58.1
Non-cash key employee equity and profit interest revaluations excluded from ENI	0.3	(4.4)
Sales-based compensation reclassified to ENI general & administrative expenses	(3.5)	(1.6)
Acadian LLC key employee distributions	(3.1)	(2.2)
Restructuring expenses(a)	0.2	0.2
Variable compensation	(30.4)	(26.6)
ENI fixed compensation and benefits	$24.3	$23.5

(a)The three months ended March 31, 2025 includes $(0.2) million of severance-related items. The three months ended March 31, 2024 includes $(0.2) million of severance-related items.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2025	2024
U.S. GAAP general and administrative expense	$22.3	$20.0
Sales-based compensation	3.5	1.6
Restructuring costs(a)	—	(0.2)
ENI general and administrative expense	$25.8	$21.4

(a)Reflects $0.2 million of costs associated with the transfer of an insurance policy from our former parent for the three months ended March 31, 2024.
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2025 and 2024. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2025	2024
Numerator: ENI operating earnings(1)	$33.5	$29.2
Denominator: ENI revenue	$118.2	$105.3
ENI operating margin(2)	28.3%	27.7%

Numerator: ENI operating expense	$54.3	$49.5
Denominator: ENI management fee revenue(3)	$112.9	$102.2
ENI operating expense ratio(4)	48.1%	48.4%

Numerator: ENI variable compensation	$30.4	$26.6
Denominator: ENI earnings before variable compensation(1)(5)	$63.9	$55.8
ENI variable compensation ratio(6)	47.6%	47.7%

Numerator: Acadian LLC key employee distributions	$3.1	$2.2
Denominator: ENI operating earnings(1)	$33.5	$29.2
ENI Acadian LLC key employee distributions ratio(7)	9.3%	7.5%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2025	2024
U.S. GAAP operating income	$31.9	$22.9
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	(0.3)	4.4
Goodwill impairment and amortization of acquired intangible assets	—	—
Restructuring costs(a)	(0.2)	—
Acadian LLC key employee distributions	3.1	2.2
Variable compensation	30.4	26.6
Funds’ operating income	(1.0)	(0.3)
ENI earnings before variable compensation	63.9	55.8
Less: ENI variable compensation(b)	(30.4)	(26.6)
ENI operating earnings	33.5	29.2
Less: ENI Acadian LLC key employee distributions	(3.1)	(2.2)
ENI earnings after Acadian LLC key employee distributions	$30.4	$27.0

(a)The three months ended March 31, 2025 includes $(0.2) million of severance-related items. The three months ended March 31, 2024 includes $(0.2) million of severance-related items and $0.2 million of costs associated with the transfer of an insurance policy from our former parent.
(b)The three months ended March 31, 2025 excludes $(0.2) million of severance-related items that are included within restructuring costs. The three months ended March 31, 2024 excludes $(0.2) million of severance-related items that are included within restructuring costs.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 26.1% for the three months ended March 31, 2025, and 21.5% for the three months ended March 31, 2024.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2025	2024
Pre-tax economic net income(1)	$28.0	$24.0
Taxes at the U.S. federal and state statutory rates(2)	(7.7)	(6.6)
Other reconciling tax adjustments	—	—
Tax on economic net income	(7.7)	(6.6)
Economic net income	$20.3	$17.4
Economic net income effective tax rate(3)	27.5%	27.5%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2025	2024
U.S. GAAP interest income	$1.1	$1.3
U.S. GAAP interest expense	(4.8)	(5.0)
U.S. GAAP net interest expense	(3.7)	(3.7)
Other ENI interest expense exclusions(a)	1.3	0.7
ENI net interest expense	(2.4)	(3.0)
ENI earnings after Acadian LLC key employee distributions(b)	30.4	27.0
Pre-tax economic net income	$28.0	$24.0

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs.

(b)ENI earnings after Acadian LLC key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Acadian LLC key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income to ENI earnings after Acadian LLC key employee distributions.
(2)Taxed at U.S. Federal and State statutory rate of 27.3%.
(3)The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.
Investments
The value of our seed capital investments was $91.5 million as of March 31, 2025 and $90.3 million as of December 31, 2024, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	March 31, 2025	December 31, 2024
Investments per Condensed Consolidated Balance Sheets	$52.9	$67.9
Seed capital investment in consolidated Funds	71.6	70.9
Investments related to long-term incentive compensation plans	(33.0)	(48.5)
Total seed capital investments	$91.5	$90.3
    Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative strategies. This segment consists of our ownership interest in Acadian LLC.

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
ENI segment results are also adjusted to exclude consolidated Funds’ revenues, consolidated Funds’ expenses and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Acadian LLC key employee distributions disclosed previously within this section.
    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024
Management fees	$112.9	$102.2
Performance fees	5.3	3.1
Segment ENI revenue	$118.2	$105.3
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Quant & Solutions ENI revenue increased $12.9 million, or 12.3%, from $105.3 million for the three months ended March 31, 2024 to $118.2 million for the three months ended March 31, 2025. The increase was attributable to 71.0% higher performance fees due to strong performance relative to market in certain strategies in the three months ended March 31, 2025, and 10.5% higher management fees driven by higher average AUM resulting from positive equity markets in the past twelve months.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expense for the three months ended March 31, 2025 and 2024:

($ in millions)	Three Months Ended March 31,
	2025	2024
Fixed compensation & benefits	$22.9	$21.6
Variable compensation	29.4	26.0
Acadian LLC key employee distributions	3.1	2.2
Depreciation and amortization	4.2	4.6
General and administrative expense	23.7	19.5
Segment ENI expenses	$83.3	$73.9

Quant & Solutions Segment ENI Expense
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Quant & Solutions segment ENI expenses increased $9.4 million, or 12.7%, from $73.9 million for the three months ended March 31, 2024 to $83.3 million for the three months ended March 31, 2025. Quant & Solutions ENI fixed compensation and benefits expense increased 6.0%, reflecting cost of living increases and the cost of new hires supporting our growth initiatives. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 13.1% as a result of higher earnings before variable compensation, partially offset by changes in deferred compensation expense earned on current and prior year performance fee revenues in the three months ended March 31, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. Acadian LLC key employee distributions attributable to Quant & Solutions increased 40.9%. The change in Acadian LLC key employee distributions during the three months ended March 31, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 21.5% primarily due to higher systems, outside services and portfolio administrative costs, reflecting our continued investment in growth initiatives and capabilities, foreign currency loss, partially offset by lower consultant costs.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024
Unallocated corporate expenses(1)	$4.5	$4.6

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis
Three months ended March 31, 2025 compared to three months ended March 31, 2024: Unallocated corporate expense decreased $(0.1) million, or (2.2)%, from $4.6 million for the three months ended March 31, 2024 to $4.5 million for the three months ended March 31, 2025. The decrease was driven by lower fixed compensation and benefits expense.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash provided by (used in)(1)
Operating activities	$(48.7)	$(39.3)
Investing activities	11.8	(1.4)
Financing activities	61.6	(3.7)

(1)Excludes consolidated Funds.

Comparison for the three months ended March 31, 2025 and 2024
Net cash from operating activities, excluding consolidated Funds, decreased $(9.4) million, from net cash used of $(39.3) million for the three months ended March 31, 2024 to net cash used of $(48.7) million for the three months ended March 31, 2025, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the three months ended March 31, 2025, net cash from investing activities, excluding consolidated Funds, changed by $13.2 million, from $(1.4) million used in the three months ended March 31, 2024 to $11.8 million provided in the three months ended March 31, 2025, driven by higher net sales of investment securities in the three months ended March 31, 2025. Net cash from financing activities, excluding consolidated Funds, increased $65.3 million, from $(3.7) million used in the three months ended March 31, 2024 to $61.6 million provided in the three months ended March 31, 2025, primarily due to higher share repurchases in the three months ended March 31, 2024.
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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in millions)	2025	2024
Net income attributable to controlling interests	$20.1	$14.6
Net interest expense to third parties	3.7	3.7
Income tax expense	8.3	6.1
Depreciation and amortization	4.2	4.6
EBITDA	$36.3	$29.0
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	0.3	4.7
Gain on seed and co-investments	(1.2)	(1.8)
Restructuring(1)	(0.2)	—
Adjusted EBITDA	$35.2	$31.9
ENI net interest expense to third parties	(2.4)	(3.0)
Depreciation and amortization(2)	(4.8)	(4.9)
Tax on economic net income	(7.7)	(6.6)
Economic net income	$20.3	$17.4

(1)The three months ended March 31, 2025 includes $(0.2) million of severance-related items. The three months ended March 31, 2024 includes $(0.2) million of severance-related items and $0.2 million of costs associated with the transfer of an insurance policy from our former parent.
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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. As of March 31, 2025, we have $119.6 million in cash and cash equivalents and $91.5 million in seed capital investments.
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	March 31, 2025	December 31, 2024	Interest rate	Maturity
Revolving credit facility:
$140 million revolving credit facility(1)	$80.0	$—	Variable rate	August 29, 2027
Total revolving credit facility	$80.0	$—
Third party borrowings:
4.80% Senior Notes Due 2026	$274.4	$274.3	4.80%	July 27, 2026
Total third party borrowings	$274.4	$274.3

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

Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian LLC’s trailing twelve months Adjusted EBITDA to Acadian LLC’s interest expense (the “Interest Coverage Ratio”) must not be less than 4.0x. At March 31, 2025, Acadian LLC’s Leverage Ratio was 0.4x and Acadian LLC’s Interest Coverage Ratio was 109.7x.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by certain key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	March 31, 2025	December 31, 2024
($ in millions)
Share-based payments liability	$23.8	$25.4
Profit interests liability	19.6	18.7
Employee equity	43.4	44.1
Voluntary deferral plan liability	32.8	48.4
Total	$76.2	$92.5
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
Additionally, we have recorded accrued incentive compensation of $34.6 million and $119.6 million on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $18.2 million, $15.5 million and $1.3 million is expected to be recognized in the years ending December 31, 2025, 2026 and 2027, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2024. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2025 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2025. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2025.
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
The value of our assets under management was $121.9 billion as of March 31, 2025. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $46 million based on our current weighted average fee rate of approximately 38 basis points. Approximately $20 billion, or 16%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $7 million impact to our gross performance fees based on our trailing twelve-month performance fees of $74 million as of March 31, 2025. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $20 million in our post-tax economic net income, given our current cost structure and operating model.
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

•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $121 billion of equity assets under management to increase or decrease by $12 billion, resulting in a change in annualized management fee revenue of $45 million and an annual change in post-tax economic net income of approximately $17 million, given our current cost structure, operating model, and weighted average fee rate of 37 basis points at the current mix of strategies as of March 31, 2025. Approximately $20 billion, or 16%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $94 billion of foreign currency denominated AUM to increase or decrease by $9 billion, resulting in a change in annualized management fee revenue of $38 million and an annual change in post-tax economic net income of $15 million, based on weighted average fees earned on our foreign currency denominated AUM of 40 basis points at the mix of strategies as of March 31, 2025. Approximately $13 billion, or 14%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There were no borrowings under our revolving credit facility as of March 31, 2025. We currently do not hedge against interest rate risk. As of March 31, 2025, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the three months ended March 31, 2025.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.         Legal Proceedings.
From time to time, we may be parties to various claims, suits, and complaints in the ordinary course of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.
Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)(1)
January 1-31, 2025	—	$—	—	$—
February 1-28, 2025	—	—	—	80.0
March 1-31, 2025	770,812	25.09	770,812	60.6
Total	770,812	$25.09	770,812

(1)On February 6, 2025, we announced plans to return capital to shareholders through the repurchase of shares of our common stock. In furtherance thereof, our Board of Directors authorized the repurchase of up to $80 million of our common stock. This authorization has no expiration. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions. The program does not obligate us to repurchase any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 0.8 million shares of common stock with an aggregate purchase price, including commissions, of $19.4 million under this program during the three months ended March 31, 2025.

Item 5.  Other Information.
During our fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6.         Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, adopted as of July 12, 2019, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 27, 2025.

Exhibit No.	Description

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective January 1, 2025, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2025.

3.3	Amended and Restated Bylaws, adopted as of February 27, 2023, incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on February 27, 2025.

3.4	Amendment No. 1 to Amended and Restated Bylaws, effective January 1, 2025, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 6, 2025.

4.1*	Specimen Common Stock Certificate of Acadian Asset Management Inc.

10.1	Acadian Asset Management Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on February 27, 2025.

10.2	Form of Indemnity Agreement, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 27, 2025.

10.3	Acadian Asset Management Inc. Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 27, 2025.

10.4	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on February 27, 2025.

10.5	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 27, 2025.

10.6	Amended and Restated Acadian Asset Management LLC Bonus Plan, effective January 1, 2025, incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 27, 2025.

10.7
Amended and Restated Acadian Asset Management LLC Deferred Compensation Plan, effective January 1, 2025, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on February 27, 2025.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadian Asset Management Inc.

Dated:	May 8, 2025

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Principal Financial Officer (principal financial officer and principal accounting officer)