Form 10-Q
period 2025-06-30
Acadian Asset Management Inc.
filed 2025-08-07
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38979

Acadian Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-1121020
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 State Street		02109
Suite 601A
Boston,	Massachusetts
(Address of principal executive offices)		(Zip Code)
(617)-369-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	AAMI	New York Stock Exchange
4.800% Notes due 2026	AAMI 26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of August 5, 2025 was 35,811,913.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Acadian Asset Management Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$90.2	$94.8
Investment advisory fees receivable	124.2	164.7
Income taxes receivable	6.7	3.0
Fixed assets, net	32.8	35.7
Right of use assets	49.5	52.5
Investments	55.2	67.9
Goodwill	20.3	20.3
Other assets	29.9	26.7
Deferred tax assets	82.7	78.3
Assets of consolidated Funds:
Cash and cash equivalents, restricted	3.7	3.7
Investments	170.5	154.0
Other assets	6.6	1.6
Total assets	$672.3	$703.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$31.8	$37.9
Accrued incentive compensation	66.0	119.6
Other compensation liabilities	99.7	92.5
Accrued income taxes	2.5	3.3
Operating lease liabilities	63.8	67.3
Revolving credit facility	20.0	—
Third party borrowings	274.5	274.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	1.1	0.5
Other liabilities	0.3	0.3
Securities sold short	25.7	20.4
Total liabilities	585.4	616.1
Commitments and contingencies (Note 8)
Redeemable non-controlling interests in consolidated Funds	77.7	67.1
Equity:
Common stock (par value $0.001; 35,811,913 and 37,477,707 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained earnings	11.3	24.4
Accumulated other comprehensive loss	(2.1)	(4.4)
Total equity and redeemable non-controlling interests in consolidated Funds	86.9	87.1
Total liabilities and equity	$672.3	$703.2
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Management fees	$122.3	$105.5	$235.2	$207.7
Performance fees	2.6	2.8	7.9	5.9
Consolidated Funds’ revenue	2.5	0.7	4.2	1.1
Total revenue	127.4	109.0	247.3	214.7
Operating expenses:
Compensation and benefits	83.8	62.2	144.6	120.3
General and administrative expense	21.8	21.1	44.1	41.1
Depreciation and amortization	4.2	5.0	8.4	9.6
Consolidated Funds’ expense	1.4	0.1	2.1	0.2
Total operating expenses	111.2	88.4	199.2	171.2
Operating income	16.2	20.6	48.1	43.5
Non-operating income and (expense):
Investment income (loss)	(0.2)	0.1	0.1	1.0
Interest income	0.8	0.9	1.9	2.2
Interest expense	(5.3)	(5.3)	(10.1)	(10.3)
Net consolidated Funds’ investment gains	12.1	0.8	15.7	2.5
Total non-operating income (loss)	7.4	(3.5)	7.6	(4.6)
Income before income taxes	23.6	17.1	55.7	38.9
Income tax expense	4.5	5.6	12.8	11.7
Net income	19.1	11.5	42.9	27.2
Net income attributable to redeemable non-controlling interests in consolidated Funds	9.0	0.5	12.7	1.6
Net income attributable to controlling interests	$10.1	$11.0	$30.2	$25.6

Earnings per share (basic) attributable to controlling interests	$0.28	$0.29	$0.82	$0.67
Earnings per share (diluted) attributable to controlling interests	0.28	0.29	0.82	0.66
Weighted average common stock outstanding	35.9	37.5	36.6	38.3
Weighted average diluted common stock outstanding	35.9	38.2	36.7	39.0
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$19.1	$11.5	$42.9	$27.2
Other comprehensive income:
Amortization related to derivative securities, net of tax	0.7	0.6	1.4	1.3
Foreign currency translation adjustment, net of tax	0.4	0.2	0.9	—
Total other comprehensive income	1.1	0.8	2.3	1.3
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	9.0	0.5	12.7	1.6
Total comprehensive income attributable to controlling interests	$11.2	$11.8	$32.5	$26.9

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2025 and 2024
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
March 31, 2024	38.0	$—	$—	$(15.5)	$(6.2)	$(21.7)	$11.5	$(10.2)
Repurchase of common stock	(0.9)	—	(0.2)	(20.5)	—	(20.7)	—	(20.7)
Equity-based compensation	—	—	0.2	—	—	0.2	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	0.2	0.2	—	0.2
Amortization related to derivatives securities, net of tax	—	—	—	—	0.6	0.6	—	0.6
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	11.0	—	11.0	0.5	11.5
June 30, 2024	37.1	$—	$—	$(25.4)	$(5.4)	$(30.8)	12.0	(18.8)

March 31, 2025	36.7	$—	$—	$24.9	$(3.2)	$21.7	70.8	$92.5
Repurchases of common stock	(0.9)	—	(0.5)	(23.3)	—	(23.8)	—	(23.8)
Capital contributions	—	—	—	—	—	—	(2.1)	(2.1)
Equity-based compensation	—	—	0.5	—	—	0.5	—	0.5
Foreign currency translation adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4
Amortization related to derivatives securities, net of tax	—	—	—	—	0.7	0.7	—	0.7
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	10.1	—	10.1	9.0	19.1
June 30, 2025	35.8	$—	$—	$11.3	$(2.1)	$9.2	77.7	$86.9
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2025 and 2024
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchase of common stock	(4.4)	—	(0.4)	(95.3)	—	(95.7)	—	(95.7)
Capital contributions	—	—	—	—	—	—	1.1	1.1
Equity-based compensation	—	—	0.4	—	—	0.4	—	0.4
Amortization related to derivatives securities, net of tax	—	—	—	—	1.3	1.3	—	1.3
Withholding tax related to stock option exercise and restricted stock vesting			—	(1.8)	—	(1.8)		(1.8)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	25.6	—	25.6	1.6	27.2
June 30, 2024	37.1	$—	$—	$(25.4)	$(5.4)	$(30.8)	$12.0	$(18.8)

December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock	(1.7)	—	(0.9)	(42.5)	—	(43.4)	—	(43.4)
Capital contributions	—	—	—	—	—	—	(2.1)	(2.1)
Equity-based compensation	—	—	1.1	—	—	1.1	—	1.1
Foreign currency translation adjustment, net of tax	—	—	—	—	0.9	0.9	—	0.9
Amortization related to derivative securities, net of tax	—	—	—	—	1.4	1.4	—	1.4
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net income	—	—	—	30.2	—	30.2	12.7	42.9
June 30, 2025	35.8	$—	$—	$11.3	$(2.1)	$9.2	$77.7	$86.9
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$42.9	$27.2
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(12.7)	(1.6)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8.4	9.6
Amortization of debt-related costs	2.3	2.2
Amortization and revaluation of non-cash compensation awards	22.0	14.1
Deferred income taxes	(4.9)	(5.6)
(Gains) on other investments	(6.7)	(6.3)
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	40.5	31.1
(Increase) in other receivables, prepayments, deposits and other assets	(6.7)	(7.2)
(Decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(67.7)	(46.6)
(Decrease) in accounts payable, accrued expenses and accrued income taxes	(6.7)	(11.5)
Net cash flows from operating activities, excluding consolidated Funds	10.7	5.4
Net income attributable to redeemable non-controlling interests in consolidated Funds	12.7	1.6
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) on other investments	(10.5)	(0.7)
Purchase of investments	(135.4)	(37.0)
Sale of investments	139.7	35.5
(Increase) decrease in receivables and other assets	(5.1)	0.3
Increase in accounts payable and other liabilities	0.7	0.2
Net cash flows from operating activities of consolidated Funds	2.1	(0.1)
Net cash flows from operating activities	12.8	5.3

Cash flows from investing activities:
Additions of fixed assets	(5.4)	(5.0)
Purchase of investment securities	(2.6)	(17.4)
Sale of investment securities	17.1	3.6
Net cash flows from investing activities	9.1	(18.8)
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving credit facility	125.0	124.0
Repayment of revolving credit facility	(105.0)	(88.0)
Payment to OM plc for co-investment redemptions	—	(0.2)
Dividends paid to stockholders	(0.5)	(0.5)
Dividends paid to related parties	(0.3)	(0.3)
Repurchase of common stock	(43.8)	(94.9)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.2)	(1.8)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	(2.1)	1.1
Net cash flows from financing activities	(26.9)	(60.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(0.1)
Net decrease in cash and cash equivalents	(4.6)	(74.2)
Cash and cash equivalents at beginning of period	98.5	147.6
Cash and cash equivalents at end of period	$93.9	$73.4

Cash and cash equivalents at end of period
Cash and cash equivalents	$90.2	$71.6
Cash and cash equivalents of consolidated Funds, restricted	3.7	1.8
Cash and cash equivalents	93.9	73.4

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$7.7	$8.2
Income taxes paid	22.4	23.3

Supplemental disclosure of non-cash financing transactions:
Excise tax on repurchase of common stock	$0.4	$0.8

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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of June 30, 2025, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 25.1% of the common stock of the Company.

For the six months ended June 30, 2025, the Company repurchased 1,696,553 shares of common stock at an average price of $25.30 per share, or approximately $43.0 million in total, including commissions. For the six months ended June 30, 2024, the Company repurchased 4,445,534 shares of common stock at an average price of $21.32 per share, or approximately $94.9 million in total, including commissions.
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
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements have been included. All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Condensed Consolidated Financial Statements; however, material intercompany balances and transactions among the Company, Acadian LLC and consolidated Funds are eliminated in consolidation.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2025. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2025	December 31, 2024
Investments of consolidated Funds	$170.5	$154.0
Other investments	19.3	19.4
Investments related to long-term incentive compensation plans	35.9	48.5
Total investments per Condensed Consolidated Balance Sheets	$225.7	$221.9
For the three months ended June 30, 2025 and 2024, the unrealized gain (loss) recognized for other investments held at the end of period was $(0.2) million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the unrealized gain recognized for other investments held at the end of period was $0.1 million and $1.0 million, respectively.

For the three months ended June 30, 2025 and 2024, the unrealized gain (loss) recognized for investments of consolidated Funds held at the end of period was $12.3 million and $(0.2) million, respectively. For the six months ended June 30, 2025 and 2024, the unrealized gain recognized for investments of consolidated Funds held at the end of period was $15.5 million and $0.6 million, respectively.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2025
Assets of AAMI and consolidated Funds
Common and preferred stock	$107.1	$—	$—	$—	$107.1
Corporate bonds	—	62.6	—	—	62.6
Derivatives	0.1	0.7	—	—	0.8
Consolidated Funds total(1)	107.2	63.3	—	—	170.5
Investments related to long-term incentive compensation plans(2)	35.9	—	—	—	35.9
Investments in unconsolidated Funds(3)	—	—	—	19.3	19.3
AAMI total	35.9	—	—	19.3	55.2
Total fair value assets	$143.1	$63.3	$—	$19.3	$225.7

Liabilities of consolidated Funds
Securities sold short	$(25.7)	$—	$—	$—	$(25.7)
Derivatives	—	(0.3)	—	—	(0.3)
Consolidated Funds total(1)	(25.7)	(0.3)	—	—	(26.0)
Total fair value liabilities	$(25.7)	$(0.3)	$—	$—	$(26.0)

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
(2)Investments related to long-term incentive compensation plans of $35.9 million and $48.5 million at June 30, 2025 and December 31, 2024, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $19.3 million and $19.4 million at June 30, 2025 and December 31, 2024, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.3 million and $2.9 million at June 30, 2025 and December 31, 2024, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from June 30, 2025. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and six months ended June 30, 2025 and 2024.
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2025	December 31, 2024
Assets
Investments	$170.5	$154.0
Other assets of consolidated Funds	10.3	5.3
Total Assets	$180.8	$159.3
Liabilities
Liabilities of consolidated Funds	$27.1	$21.2
Total Liabilities	$27.1	$21.2
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2025	December 31, 2024
Maximum exposure to loss(1)	$19.3	$2.9

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
The following table summarizes information about the Company’s operating leases for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2.2	$2.1	$4.4	$4.3
Variable lease cost	0.1	0.1	0.1	0.1
Total operating lease expense	$2.3	$2.2	$4.5	$4.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.5	$2.1	$4.9	$4.5
Right of use assets obtained in exchange for new operating lease liabilities	—	0.6	—	0.6
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the six months ended June 30, 2025 and 2024, the weighted average remaining lease term was 8.0 years and 9.0 years, respectively, and the weighted average discount rate was 3.54% and 3.52%, respectively.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Leases (cont.)
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2025 (excluding the six months ended June 30, 2025)	$4.7
2026	9.5
2027	9.1
2028	8.7
2029	8.0
Thereafter	33.2
Total lease payments	$73.2
Less imputed interest	(9.4)
Total	$63.8
7) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	June 30, 2025			December 31, 2024
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$140 million revolving credit facility expiring August 29, 2027(1)(2)	$20.0	$20.0	2	$—	$—
Total revolving credit facility	$20.0	$20.0		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	$274.5	$274.5	2	$274.3	$271.7	2
Total third party borrowings	$274.5	$274.5		$274.3	$271.7

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
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of June 30, 2025, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.

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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2025, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2025.
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is anti-dilutive.
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to controlling interests	$10.1	$11.0	$30.2	$25.6
Denominator:
Weighted-average shares of common stock outstanding—basic	35,912,023	37,547,741	36,633,243	38,305,631
Potential shares of common stock:
Restricted stock units	17,639	13,613	17,849	15,481
Employee stock options	—	677,266	—	663,918
Weighted-average shares of common stock outstanding—diluted	35,929,662	38,238,620	36,651,092	38,985,030
Earnings per share of common stock attributable to controlling interests:
Basic	$0.28	$0.29	$0.82	$0.67
Diluted	$0.28	$0.29	$0.82	$0.66

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue by location of client domicile for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Quant & Solutions
U.S.	$92.9	$79.5	$178.8	$156.8
Non-U.S.	29.4	26.0	56.4	50.9
Management fee revenue	$122.3	$105.5	$235.2	$207.7

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2025 and 2024 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2025	$3.2	$(6.4)	$(3.2)
Foreign currency translation adjustment before tax	0.6	—	0.6
Amortization related to derivatives securities before tax	—	0.9	0.9
Tax impact	(0.2)	(0.2)	(0.4)
Other comprehensive income	0.4	0.7	1.1
Balance, as of June 30, 2025	$3.6	$(5.7)	$(2.1)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of March 31, 2024	$2.9	$(9.1)	$(6.2)
Foreign currency translation adjustment before tax	0.2	$—	0.2
Amortization related to derivatives securities before tax	—	$0.8	$0.8
Tax impact	—	$(0.2)	$(0.2)
Other comprehensive income	0.2	0.6	0.8
Balance, as of June 30, 2024	$3.1	$(8.5)	$(5.4)

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2025 and 2024 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)
Foreign currency translation adjustment before tax	1.1	—	1.1
Amortization related to derivatives securities before tax	—	1.9	1.9
Tax impact	(0.2)	(0.5)	(0.7)
Other comprehensive income	0.9	1.4	2.3
Balance, as of June 30, 2025	$3.6	$(5.7)	$(2.1)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)
Foreign currency translation adjustment before tax	(0.1)	—	(0.1)
Amortization related to derivatives securities before tax	—	1.7	1.7
Tax impact	0.1	(0.4)	(0.3)
Other comprehensive income	—	1.3	1.3
Balance, as of June 30, 2024	$3.1	$(8.5)	$(5.4)

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
As of June 30, 2025, the balance recorded in accumulated other comprehensive income (loss) was $(5.7) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Amounts of $1.9 million and $1.7 million have been reclassified for the six months ended June 30, 2025 and 2024, respectively. During the next twelve months the Company expects to reclassify approximately $4.1 million to interest expense.

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2025	2024	2025	2024

U.S. GAAP consolidated revenue		$127.4	$109.0	$247.3	$214.7
Exclude revenue from consolidated Funds	(a)	2.5	0.7	4.2	1.1
Quant & Solutions segment ENI revenue		$124.9	$108.3	$243.1	$213.6

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	23.4	22.6	46.3	44.2
Variable compensation	(c)	30.8	26.8	60.2	52.8
Acadian LLC key employee distributions	(d)	4.0	2.1	7.1	4.3
Depreciation and amortization	(e)	4.2	4.6	8.4	9.2
Other segment items	(f)	23.2	20.5	46.9	40.0
Segment economic net income		$39.3	$31.7	$74.2	$63.1
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(4.8)	(4.8)	(9.3)	(9.4)
Adjustments and reconciling items	(h)	1.4	(0.4)	2.6	0.1
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(19.7)	(5.9)	(19.4)	(10.3)
Investment income (loss)		(0.2)	0.1	0.1	1.0
Interest income		0.8	0.9	1.9	2.2
Interest expense		(5.3)	(5.3)	(10.1)	(10.3)
Net consolidated Funds' investment gains		12.1	0.8	15.7	2.5
Income before income taxes		$23.6	$17.1	$55.7	$38.9
Income tax expense		(4.5)	(5.6)	(12.8)	(11.7)
Consolidated net income		$19.1	$11.5	$42.9	$27.2
Net income attributable to redeemable non-controlling interests in consolidated Funds		(9.0)	(0.5)	(12.7)	(1.6)
Net income attributable to controlling interests		$10.1	$11.0	$30.2	$25.6

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
g.Included in unallocated corporate expenses for the three months ended June 30, 2025 and 2024 was compensation and benefits of $2.6 million and $2.3 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the three months ended June 30, 2025 and 2024 was general and administrative expenses of $2.2 million and $2.5 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the six months ended June 30, 2025 and 2024 was compensation and benefits of $5.0 million and $4.8 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the six months ended June 30, 2025 and 2024 was general and administrative expenses of $4.3 million and $4.6 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
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
•U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and six months ended June 30, 2025 and 2024, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2025 and 2024, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
•Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Adjusted EBITDA; Future Capital Needs; Borrowings and Long-Term Debt; Other Compensation Liabilities. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. Approximately $20 billion, or 13%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2025 and 2024:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
U.S. GAAP Basis
Revenue	$127.4	$109.0	$18.4	$247.3	$214.7	$32.6
Pre-tax income attributable to controlling interests	14.6	16.6	(2.0)	43.0	37.3	5.7
Net income attributable to controlling interests	10.1	11.0	(0.9)	30.2	25.6	4.6
U.S. GAAP operating margin(1)	12.7%	18.9%	(618) bps	19.5%	20.3%	(81) bps
Earnings per share, basic ($)	$0.28	$0.29	$(0.01)	$0.82	$0.67	$0.15
Earnings per share, diluted ($)	$0.28	$0.29	$(0.01)	$0.82	$0.66	$0.16
Basic shares outstanding (in millions)	35.9	37.5	(1.6)	36.6	38.3	(1.7)
Diluted shares outstanding (in millions)	35.9	38.2	(2.3)	36.7	39.0	(2.3)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$124.9	$108.3	$16.6	$243.1	$213.6	$29.5
Pre-tax economic net income(5)	31.4	23.8	7.6	59.4	47.8	11.6
Adjusted EBITDA	39.1	32.0	7.1	74.3	63.9	10.4
ENI operating margin(6)	30.7%	27.1%	360 bps	29.6%	27.4%	214 bps
Economic net income(7)	22.9	17.2	5.7	43.2	34.6	8.6
ENI diluted EPS ($)	$0.64	$0.45	$0.19	$1.18	$0.89	$0.29

Other Operational Information
Assets under management (AUM) at period end (in billions)	$151.1	$112.6	$38.5	$151.1	$112.6	$38.5
Net client cash flows (in billions)	13.8	—	13.8	17.6	0.4	17.2

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items of $(0.3) million for the three months ended June 30, 2025. Excludes severance-related items of $(0.3) million, costs associated with the transfer of an insurance policy from our former parent of $0.4 million, and costs associated with the wind-down of the Multi-Asset Class Strategies, or “MACS” business in the standalone format of $1.3 million for the three months ended June 30, 2024. Excludes severance-related items of $(0.5) million for the six months ended June 30, 2025. Excludes severance-related items of $(0.5) million, costs associated with the transfer of an insurance policy from our former parent of $0.6 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million for the six months ended June 30, 2024.
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
Our total assets under management were $151.1 billion as of June 30, 2025 and $117.3 billion as of December 31, 2024.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Non-U.S. Equity	$32.4	21.4%	$26.6	22.7%
Small Cap Equity	29.4	19.5%	25.0	21.3%
Enhanced Equity	27.5	18.2%	10.8	9.2%
Global Equity	22.2	14.7%	19.0	16.2%
Emerging Markets Equity	21.7	14.4%	18.1	15.4%
Other	17.9	11.8%	17.8	15.2%
Total assets under management	$151.1		$117.3
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	June 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Institutional	$121.9	80.7%	$93.0	79.3%
Sub-Advisory	16.0	10.6%	13.1	11.2%
Wealth/Other	13.2	8.7%	11.2	9.5%
Total assets under management	$151.1		$117.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	June 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
U.S.	$86.9	57.5%	$74.7	63.7%
EMEA	32.8	21.7%	16.9	14.4%
Asia Pacific	23.9	15.8%	18.8	16.0%
Other	7.5	5.0%	6.9	5.9%
Total assets under management	$151.1		$117.3
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
The following table summarizes our asset flows and market appreciation (depreciation) by segment for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2025	2024	2025	2024
Quant & Solutions
Beginning balance	$121.9	$110.4	$117.3	$103.7
Gross inflows	18.7	8.3	27.5	12.6
Gross outflows	(5.7)	(9.1)	(11.5)	(13.8)
Reinvested income and distributions	0.8	0.8	1.6	1.6
Net flows	13.8	—	17.6	0.4
Market appreciation	15.4	2.2	16.2	8.5
Ending balance	$151.1	$112.6	$151.1	$112.6
Average AUM	$132.4	$110.3	$127.2	$109.0
We also analyze our asset flows by client type and client location. Our client types include:
i.Institutional, which includes assets managed for public/government pension funds and other investments, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national investments; also includes corporate and union-sponsored pension plans and other investments; and
ii.Sub-advisory, which includes assets managed for third-party mutual funds sponsored by platforms in the U.S. or abroad, where the end client is typically retail;
iii.Wealth/other, which includes assets managed for registered investment advisor clients, private banks, high-net-worth clients, and family offices, defined contribution clients on certain platforms, mutual funds directly sponsored by Acadian LLC, and other assets.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Institutional
Beginning balance	$96.3	$86.8	$93.0	$81.7
Gross inflows	16.8	7.3	23.8	9.9
Gross outflows	(4.2)	(6.4)	(8.7)	(9.6)
Reinvested income and distributions	0.6	0.6	1.2	1.2
Net flows	13.2	1.5	16.3	1.5
Market appreciation	12.4	1.9	12.6	7.0
Ending balance	$121.9	$90.2	$121.9	$90.2

Sub-advisory
Beginning balance	$14.0	$14.0	$13.1	$13.6
Gross inflows	1.3	0.4	2.3	1.0
Gross outflows	(1.0)	(2.1)	(1.7)	(3.1)
Reinvested income and distributions	0.1	0.1	0.2	0.2
Net flows	0.4	(1.6)	0.8	(1.9)
Market appreciation	1.6	0.1	2.1	0.8
Ending balance	$16.0	$12.5	$16.0	$12.5

Wealth/Other
Beginning balance	$11.6	$9.6	$11.2	$8.4
Gross inflows	0.6	0.6	1.4	1.7
Gross outflows	(0.5)	(0.6)	(1.1)	(1.1)
Reinvested income and distributions	0.1	0.1	0.2	0.2
Net flows	0.2	0.1	0.5	0.8
Market appreciation	1.4	0.2	1.5	0.7
Ending balance	$13.2	$9.9	$13.2	$9.9

Total
Beginning balance	$121.9	$110.4	$117.3	$103.7
Gross inflows	18.7	8.3	27.5	12.6
Gross outflows	(5.7)	(9.1)	(11.5)	(13.8)
Reinvested income and distributions	0.8	0.8	1.6	1.6
Net flows	13.8	—	17.6	0.4
Market appreciation	15.4	2.2	16.2	8.5
Ending balance	151.1	112.6	$151.1	$112.6

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.
Beginning balance	$77.0	$73.1	$74.7	$70.2
Gross inflows	3.2	2.0	7.4	3.8
Gross outflows	(3.8)	(4.2)	(7.5)	(7.7)
Reinvested income and distributions	0.5	0.5	1.0	1.0
Net flows	(0.1)	(1.7)	0.9	(2.9)
Market appreciation	10.0	1.5	11.3	5.6
Ending balance	$86.9	$72.9	$86.9	$72.9

Non-U.S.
Beginning balance	$44.9	$37.3	$42.6	$33.5
Gross inflows	15.5	6.3	20.1	8.8
Gross outflows	(1.9)	(4.9)	(4.0)	(6.1)
Reinvested income and distributions	0.3	0.3	0.6	0.6
Net flows	13.9	1.7	16.7	3.3
Market appreciation	5.4	0.7	4.9	2.9
Ending balance	$64.2	$39.7	$64.2	$39.7

Total
Beginning balance	$121.9	$110.4	$117.3	$103.7
Gross inflows	18.7	8.3	27.5	12.6
Gross outflows	(5.7)	(9.1)	(11.5)	(13.8)
Reinvested income and distributions	0.8	0.8	1.6	1.6
Net flows	13.8	—	17.6	0.4
Market appreciation	15.4	2.2	16.2	8.5
Ending balance	$151.1	$112.6	$151.1	$112.6
At June 30, 2025, our total assets under management were $151.1 billion, an increase of $29.2 billion, or 24.0%, compared to $121.9 billion at March 31, 2025 and an increase of $38.5 billion, or 34.2%, compared to $112.6 billion at June 30, 2024. The increase in assets under management compared to June 30, 2024 was driven by the equity market appreciation and positive net client cash flows in the last twelve months. The change in assets under management during the three months ended June 30, 2025 reflects net market appreciation of $15.4 billion, and net inflows of $13.8 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended June 30, 2025, our net flows were $13.8 billion compared to $0.0 billion for the three months ended June 30, 2024. Reinvested income and distributions of $0.8 billion are reflected in the net flows for each of the three months ended June 30, 2025 and June 30, 2024. For the six months ended June 30, 2025, our net inflows were $17.6 billion compared to $0.4 billion for the six months ended June 30, 2024. The change in net flows during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by strong gross sales, which increased to $27.5 billion in the six months ended June 30, 2025. Reinvested income and distributions of $1.6 billion and $1.6 billion are reflected in the net inflows for the six months ended June 30, 2025 and June 30, 2024, respectively.
U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$122.3	$105.5	$16.8	$235.2	$207.7	$27.5
Performance fees	2.6	2.8	(0.2)	7.9	5.9	2.0
Consolidated Funds’ revenue	2.5	0.7	1.8	4.2	1.1	3.1
Total revenue	127.4	109.0	18.4	247.3	214.7	32.6
Compensation and benefits	83.8	62.2	21.6	144.6	120.3	24.3
General and administrative expense	21.8	21.1	0.7	44.1	41.1	3.0
Depreciation and amortization	4.2	5.0	(0.8)	8.4	9.6	(1.2)
Consolidated Funds’ expense	1.4	0.1	1.3	2.1	0.2	1.9
Total operating expenses	111.2	88.4	22.8	199.2	171.2	28.0
Operating income	16.2	20.6	(4.4)	48.1	43.5	4.6
Investment income (loss)	(0.2)	0.1	(0.3)	0.1	1.0	(0.9)
Interest income	0.8	0.9	(0.1)	1.9	2.2	(0.3)
Interest expense	(5.3)	(5.3)	—	(10.1)	(10.3)	0.2
Net consolidated Funds’ investment gains	12.1	0.8	11.3	15.7	2.5	13.2
Income before taxes	23.6	17.1	6.5	55.7	38.9	16.8
Income tax expense	4.5	5.6	(1.1)	12.8	11.7	1.1
Net income	19.1	11.5	7.6	42.9	27.2	15.7
Net income attributable to redeemable non-controlling interests in consolidated Funds	9.0	0.5	8.5	12.7	1.6	11.1
Net income attributable to controlling interests	$10.1	$11.0	$(0.9)	$30.2	$25.6	$4.6

Basic earnings per share ($)	$0.28	$0.29	$(0.01)	$0.82	$0.67	$0.15
Diluted earnings per share ($)	0.28	0.29	(0.01)	0.82	0.66	0.16
Weighted average shares of common stock outstanding—basic	35.9	37.5	(1.6)	36.6	38.3	(1.7)
Weighted average shares of common stock outstanding—diluted	35.9	38.2	(2.3)	36.7	39.0	(2.3)

U.S. GAAP operating margin(2)	12.7%	18.9%		19.5%	20.3%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Consolidated Statements of Operations	2025	2024	2025	2024
Net income attributable to controlling interests	$10.1	$11.0	$30.2	$25.6
Add: Income tax expense	4.5	5.6	12.8	11.7
Pre-tax income attributable to controlling interests	$14.6	$16.6	$43.0	$37.3
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:
i.management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;
ii.performance fees earned when our investment performance over agreed time periods for certain clients has differed from predetermined hurdles; and
iii.revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates charged to our clients, which are typically expressed in basis points, and the levels of our assets under management. Our effective management fee rate will vary from period to period based on several factors, including changes in the mix of assets under management caused by market movements and client flows.
Average basis points earned on average assets under management were 37.0 bps and 37.3 bps for the three and six months ended June 30, 2025, respectively, and 38.5 bps and 38.3 bps for the three and six months ended June 30, 2024, respectively. The overall weighted average fee rate decrease for the three and six months ended June 30, 2025 is the result of changes in the mix of assets under management caused by client flows and market movements.
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Management fees increased $16.8 million, or 15.9%, from $105.5 million for the three months ended June 30, 2024 to $122.3 million for the three months ended June 30, 2025. The increase was mainly driven by higher levels of average assets under management. Average assets under management increased 20.0%, from $110.3 billion for the three months ended June 30, 2024 to $132.4 billion for the three months ended June 30, 2025, mainly due to the positive equity market impact in the past twelve months.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Management fees increased $27.5 million, or 13.2%, from $207.7 million for the six months ended June 30, 2024 to $235.2 million for the six months ended June 30, 2025. The increase was primarily driven by higher levels of average assets under management. Average assets under management increased 16.7%, from $109.0 billion for the six months ended June 30, 2024 to $127.2 billion for the six months ended June 30, 2025, mainly due to the positive equity market and positive net flows in the past twelve months.
Performance Fees
Approximately $20 billion, or 13% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.

Three months ended June 30, 2025 compared to three months ended June 30, 2024: Performance fees decreased $(0.2) million, or (7.1)%, from $2.8 million for the three months ended June 30, 2024 to $2.6 million for the three months ended June 30, 2025, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Performance fees increased $2.0 million, or 33.9%, from $5.9 million for the six months ended June 30, 2024 to $7.9 million for the six months ended June 30, 2025, primarily due to strong performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Fixed compensation and benefits(1)	$25.0	$24.3	$49.3	$47.8
Sales-based compensation(2)	3.5	2.0	7.0	3.6
Variable compensation(3)	31.6	27.9	61.8	54.3
Acadian LLC key employee distributions(4)	4.0	2.1	7.1	4.3
Non-cash Acadian LLC key employee equity revaluations(5)	19.7	5.9	19.4	10.3
Total U.S. GAAP compensation and benefits expense	$83.8	$62.2	$144.6	$120.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Cash variable compensation	$30.2	$26.0	$59.5	$50.7
Non-cash equity-based award amortization	1.4	1.9	2.3	3.6
Total variable compensation(a)	$31.6	$27.9	$61.8	$54.3

(a)For the three and six months ended June 30, 2025, $31.9 million and $62.3 million, respectively, of variable compensation expense (of the $31.6 million and $61.8 million above) is included within economic net income. The three and six months ended June 30, 2025 excludes $(0.3) million and $(0.5) million, respectively, of variable compensation associated with restructuring. For the three and six months ended June 30, 2024, $27.4 million and $54.0 million, respectively, of variable compensation expense (of the $27.9 million and $54.3 million above) is included with economic net income. The three months ended June 30, 2024 excludes $(0.3) million of severance-related items at Acadian LLC and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format. The six months ended June 30, 2024 excludes $(0.5) million of severance related items at Acadian LLC and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format.
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

Three months ended June 30, 2025 compared to three months ended June 30, 2024: Compensation and benefits expense increased $21.6 million, or 34.7%, from $62.2 million for the three months ended June 30, 2024 to $83.8 million for the three months ended June 30, 2025. Fixed compensation and benefits increased $0.7 million, or 2.9%, from $24.3 million for the three months ended June 30, 2024 to $25.0 million for the three months ended June 30, 2025, primarily reflecting cost of living increases. Variable compensation increased $3.7 million, or 13.3%, from $27.9 million for the three months ended June 30, 2024 to $31.6 million for the three months ended June 30, 2025. The increase was primarily attributable to higher pre-bonus profits in the three months ended June 30, 2025. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $1.5 million, or 75.0%, from $2.0 million for the three months ended June 30, 2024 to $3.5 million for the three months ended June 30, 2025, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $1.9 million, or 90.5%, from $2.1 million for the three months ended June 30, 2024 to $4.0 million for the three months ended June 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings in the current period and the leveraged nature of this distribution share. Revaluations of Acadian LLC equity changed by $13.8 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the three months ended June 30, 2025 reflects the increase in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Compensation and benefits expense increased $24.3 million, or 20.2%, from $120.3 million for the six months ended June 30, 2024 to $144.6 million for the six months ended June 30, 2025. Fixed compensation and benefits increased $1.5 million, or 3.1%, from $47.8 million for the six months ended June 30, 2024 to $49.3 million for the six months ended June 30, 2025, primarily reflecting cost of living increases. Variable compensation increased $7.5 million, or 13.8%, from $54.3 million for the six months ended June 30, 2024 to $61.8 million for the six months ended June 30, 2025. The increase was primarily attributable to higher pre-bonus profits in the six months ended June 30, 2025. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $3.4 million or 94.4% from $3.6 million for the six months ended June 30, 2024 to $7.0 million for the six months ended June 30, 2025, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $2.8 million, or 65.1%, from $4.3 million for the six months ended June 30, 2024 to $7.1 million for the six months ended June 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the six months ended June 30, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC equity changed by $9.1 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the six months ended June 30, 2025 reflects the increase in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
General and Administrative Expense
Three months ended June 30, 2025 compared to three months ended June 30, 2024: General and administrative expense increased $0.7 million, or 3.3%, from $21.1 million for the three months ended June 30, 2024 to $21.8 million for the three months ended June 30, 2025. The increase in general and administrative expenses primarily reflects higher systems, recruiting and consulting costs, partially offset by the impact of foreign currency changes.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: General and administrative expense increased $3.0 million, or 7.3%, from $41.1 million for the six months ended June 30, 2024 to $44.1 million for the six months ended June 30, 2025. The increase was primarily due to higher systems, recruiting and outside services costs, partially offset by the impact of foreign currency changes.

Depreciation and Amortization Expense
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Depreciation and amortization expense decrease $(0.8) million, or (16.0)% from $5.0 million for the three months ended June 30, 2024 to $4.2 million for the three months ended June 30, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Depreciation and amortization expense decreased $(1.2) million, or (12.5)%, from $9.6 million for the six months ended June 30, 2024 to $8.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income (loss);
ii.interest income; and
iii.interest expense.
Investment Income (loss)
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Investment income (loss) changed $(0.3) million, from $0.1 million for the three months ended June 30, 2024 to $(0.2) million for the three months ended June 30, 2025, reflecting the change in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Investment income decreased $(0.9) million, or (90.0)%, from $1.0 million for the six months ended June 30, 2024 to $0.1 million for the six months ended June 30, 2025, reflecting a decrease in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Interest Income
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Interest income decreased $(0.1) million, or (11.1)% from $0.9 million for the three months ended June 30, 2024 compared to $0.8 million for the three months ended June 30, 2025. The decrease reflects the change in short-term investment returns in the three months ended June 30, 2025.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Interest income decreased $(0.3) million, or (13.6)%, from $2.2 million for the six months ended June 30, 2024 compared to $1.9 million for the six months ended June 30, 2025. The decrease was due to the change in short-term investment returns in the six months ended June 30, 2025.
Interest Expense
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Interest expense remained flat at $5.3 million for both the three months ended June 30, 2024 and June 30, 2025, respectively.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Interest expense decreased $(0.2) million, or (1.9)%, from $10.3 million for the six months ended June 30, 2024 compared to $10.1 million for the six months ended June 30, 2025, reflecting a decrease in interest rates on the revolving credit facility in the six months ended June 30, 2025.

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
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We continue to evaluate the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the three months and six months ended June 30, 2025.
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Income tax expense decreased $(1.1) million, from $5.6 million for the three months ended June 30, 2024 to $4.5 million for the three months ended June 30, 2025. The decrease in income tax expense primarily relates to a decrease in pretax income attributable to controlling interest partially offset by an increase in the disallowance of executive compensation deduction in the three months ended June 30, 2025.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Income tax expense increased $1.1 million, from $11.7 million for the six months ended June 30, 2024 to $12.8 million for the six months ended June 30, 2025. The increase in income tax expense primarily relates to an increase in pretax income attributable to controlling interest in the six months ended June 30, 2025.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Consolidated Funds’ revenue increased $1.8 million, from $0.7 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. Consolidated Funds’ expense increased $1.3 million, from $0.1 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025. Net consolidated Funds’ investment gain increased $11.3 million from $0.8 million for the three months ended June 30, 2024 to $12.1 million for the three months ended June 30, 2025. These movements relate to the underlying activity of our consolidated Funds.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Consolidated Funds’ revenue increased $3.1 million, from $1.1 million for the six months ended June 30, 2024 to $4.2 million for the six months ended June 30, 2025. Consolidated Funds’ expense increased $1.9 million, from $0.2 million for the six months ended June 30, 2024 to $2.1 million for the six months ended June 30, 2025. Net consolidated Funds’ investment gain increased $13.2 million from $2.5 million for the six months ended June 30, 2024 to $15.7 million for the six months ended June 30, 2025. These movements relate to the underlying activity of our consolidated Funds.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Numerator: Operating income	$16.2	$20.6	$48.1	$43.5
Denominator: Total revenue	$127.4	$109.0	$247.3	$214.7
U.S. GAAP operating margin(1)	12.7%	18.9%	19.5%	20.3%

Numerator: Total operating expenses(2)	$109.8	$88.3	$197.1	$171.0
Denominator: Management fee revenue	$122.3	$105.5	$235.2	$207.7
U.S. GAAP operating expense / management fee revenue(3)	89.8%	83.7%	83.8%	82.3%

Numerator: Variable compensation	$31.6	$27.9	$61.8	$54.3
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$50.7	$50.0	$114.9	$101.2
U.S. GAAP variable compensation ratio(3)	62.3%	55.8%	53.8%	53.7%

Numerator: Acadian LLC key employee distributions	$4.0	$2.1	$7.1	$4.3
Denominator: Operating income before Acadian key employee distributions(2)(4)(5)	$19.1	$22.1	$53.1	$46.9
U.S. GAAP Acadian LLC key employee distributions ratio(3)	20.9%	9.5%	13.4%	9.2%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin is 12.1% for the three months ended June 30, 2025, 18.5% for the three months ended June 30, 2024, 18.9% for the six months ended June 30, 2025, and 19.9% for the six months ended June 30, 2024.
(2)Excludes consolidated Funds’ expense of $1.4 million for the three months ended June 30, 2025, $0.1 million for the three months ended June 30, 2024, $2.1 million for the six months ended June 30, 2025, and $0.2 million for the six months ended June 30, 2024.
(3)Excludes the effect of Funds consolidation for the three and six months ended June 30, 2025 and 2024.
(4)Excludes consolidated Funds’ revenue of $2.5 million for the three months ended June 30, 2025, $0.7 million for the three months ended June 30, 2024, $4.2 million for the six months ended June 30, 2025, and $1.1 million for the six months ended June 30, 2024.

(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Operating income	$16.2	$20.6	$48.1	$43.5
Acadian LLC key employee distributions	4.0	2.1	7.1	4.3
Operating income of consolidated Funds	(1.1)	(0.6)	(2.1)	(0.9)
Operating income before Acadian LLC key employee distributions	19.1	22.1	53.1	46.9
Variable compensation	31.6	27.9	61.8	54.3
Operating income before variable compensation and Acadian LLC key employee distributions	$50.7	$50.0	$114.9	$101.2

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2025 and 2024
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2025	2024	2025	2024
U.S. GAAP net income attributable to controlling interests		$10.1	$11.0	$30.2	$25.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	19.7	5.9	19.4	10.3
ii.	Amortization of acquired intangible assets	—	—	—	—
iii.	Capital transaction costs	—	0.1	0.1	0.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(2.6)	(0.2)	(2.6)	(1.4)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.2	0.4	0.5	0.8
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	(0.3)	1.4	(0.5)	1.4
vii.	ENI tax normalization	0.4	0.6	0.6	0.6
Tax effect of above adjustments, as applicable(3)		(4.6)	(2.0)	(4.5)	(2.9)
Economic net income		$22.9	$17.2	$43.2	$34.6

(1)The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2025 and 2024 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Seed/Co-investment gains	$(4.0)	$(1.0)	$(5.2)	$(2.8)
Financing costs:
Seed/Co-investment average balance	79.6	48.7	79.8	42.4
Blended interest rate*	6.5%	6.5%	6.5%	6.5%
Financing costs	1.4	0.8	2.6	1.4
Net seed/co-investment gains and financing	$(2.6)	$(0.2)	$(2.6)	$(1.4)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended June 30, 2025 includes severance-related items of $(0.3) million. The three months ended June 30, 2024 includes severance-related items of $(0.3) million, costs associated with the transfer of an insurance policy from our former parent of $0.4 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2025 includes severance-related items of $(0.5) million. The six months ended June 30, 2024 includes severance-related items of $(0.5) million, costs associated with the transfer of an insurance policy from our former parent of $0.6 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP revenue	$127.4	$109.0	$247.3	$214.7
Exclude revenue from consolidated Funds	(2.5)	(0.7)	(4.2)	(1.1)
ENI revenue	$124.9	$108.3	$243.1	$213.6
The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Management fees(1)	$122.3	$105.5	$235.2	$207.7
Performance fees(2)	2.6	2.8	7.9	5.9
ENI revenue	$124.9	$108.3	$243.1	$213.6

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP operating expense	$111.2	$88.4	$199.2	$171.2
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(19.7)	(5.9)	(19.4)	(10.3)
Restructuring costs(1)	0.4	(1.4)	0.6	(1.4)
Funds’ operating expense	(1.4)	(0.1)	(2.1)	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(31.9)	(27.4)	(62.3)	(54.0)
Acadian LLC key employee distributions	(4.0)	(2.1)	(7.1)	(4.3)
ENI operating expense	$54.6	$51.5	$108.9	$101.0

(1)The three months ended June 30, 2025 includes $(0.3) million of severance-related items. The three months ended June 30, 2024 includes $(0.3) million of severance-related items, $0.4 million costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2025 includes $(0.5) million of severance-related items. The six months ended June 30, 2024 includes $(0.5) million of severance-related items, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million.
(2)The three and six months ended June 30, 2025 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that is included within restructuring costs. The three and six months ended June 30, 2024 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that is included within restructuring costs. Each of the three and six months ended June 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included with restructuring costs.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Fixed compensation & benefits(1)	$25.0	$24.3	$49.3	$47.8
General and administrative expenses(2)	25.4	22.6	51.2	44.0
Depreciation and amortization	4.2	4.6	8.4	9.2
ENI operating expense	$54.6	$51.5	$108.9	$101.0

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2025 and 2024 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Total U.S. GAAP compensation and benefits expense	$83.8	$62.2	$144.6	$120.3
Non-cash key employee equity and profit interest revaluations excluded from ENI	(19.7)	(5.9)	(19.4)	(10.3)
Sales-based compensation reclassified to ENI general & administrative expenses	(3.5)	(2.0)	(7.0)	(3.6)
Acadian LLC key employee distributions	(4.0)	(2.1)	(7.1)	(4.3)
Restructuring expenses(a)	0.3	(0.5)	0.5	(0.3)
Variable compensation	(31.9)	(27.4)	(62.3)	(54.0)
ENI fixed compensation and benefits	$25.0	$24.3	$49.3	$47.8

(a)The three and six months ended June 30, 2025 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that is included within restructuring costs. The three and six months ended June 30, 2024 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that is included within restructuring costs. Each of the three and six months ended June 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included with restructuring costs.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP general and administrative expense	$21.8	$21.1	$44.1	$41.1
Sales-based compensation	3.5	2.0	7.0	3.6
Restructuring costs(a)	0.1	(0.5)	0.1	(0.7)
ENI general and administrative expense	$25.4	$22.6	$51.2	$44.0

(a)Reflects $0.4 million and $0.6 million, respectively, of costs associated with the transfer of an insurance policy from our former parent for the three and six months ended June 30, 2024.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2025 and 2024. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Numerator: ENI operating earnings(1)	$38.4	$29.4	$71.9	$58.6
Denominator: ENI revenue	$124.9	$108.3	$243.1	$213.6
ENI operating margin(2)	30.7%	27.1%	29.6%	27.4%

Numerator: ENI operating expense	$54.6	$51.5	$108.9	$101.0
Denominator: ENI management fee revenue(3)	$122.3	$105.5	$235.2	$207.7
ENI operating expense ratio(4)	44.6%	48.8%	46.3%	48.6%

Numerator: ENI variable compensation	$31.9	$27.4	$62.3	$54.0
Denominator: ENI earnings before variable compensation(1)(5)	$70.3	$56.8	$134.2	$112.6
ENI variable compensation ratio(6)	45.4%	48.2%	46.4%	48.0%

Numerator: Acadian LLC key employee distributions	$4.0	$2.1	$7.1	$4.3
Denominator: ENI operating earnings(1)	$38.4	$29.4	$71.9	$58.6
ENI Acadian LLC key employee distributions ratio(7)	10.4%	7.1%	9.9%	7.3%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP operating income	$16.2	$20.6	$48.1	$43.5
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	19.7	5.9	19.4	10.3
Goodwill impairment and amortization of acquired intangible assets	—	—	—	—
Restructuring costs(a)	(0.4)	1.4	(0.6)	1.4
Acadian LLC key employee distributions	4.0	2.1	7.1	4.3
Variable compensation	31.9	27.4	62.3	54.0
Funds’ operating income	(1.1)	(0.6)	(2.1)	(0.9)
ENI earnings before variable compensation	70.3	56.8	134.2	112.6
Less: ENI variable compensation(b)	(31.9)	(27.4)	(62.3)	(54.0)
ENI operating earnings	38.4	29.4	71.9	58.6
Less: ENI Acadian LLC key employee distributions	(4.0)	(2.1)	(7.1)	(4.3)
ENI earnings after Acadian LLC key employee distributions	$34.4	$27.3	$64.8	$54.3

(a)The three months ended June 30, 2025 includes $(0.3) million of severance-related items. The three months ended June 30, 2024 includes $(0.3) million of severance-related items, $0.4 million costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. The six months ended June 30, 2025 includes $(0.5) million of severance-related items. The six months ended June 30, 2024 includes $(0.5) million of severance-related items, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million.
(b)The three and six months ended June 30, 2025 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that are included within restructuring costs. The three and six months ended June 30, 2024 excludes $(0.3) million and $(0.5) million, respectively, of severance-related items that are included within restructuring costs. Each of the three and six months ended June 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 12.1% for the three months ended June 30, 2025, 18.5% for the three months ended June 30, 2024, 18.9% for the six months ended June 30, 2025, and 19.9% for the six months ended June 30, 2024.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Pre-tax economic net income(1)	$31.4	$23.8	$59.4	$47.8
Taxes at the U.S. federal and state statutory rates(2)	(8.5)	(6.5)	(16.2)	(13.1)
Other reconciling tax adjustments	—	(0.1)	—	(0.1)
Tax on economic net income	(8.5)	(6.6)	(16.2)	(13.2)
Economic net income	$22.9	$17.2	$43.2	$34.6
Economic net income effective tax rate(3)	27.1%	27.7%	27.3%	27.6%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP interest income	$0.8	$0.9	$1.9	$2.2
U.S. GAAP interest expense	(5.3)	(5.3)	(10.1)	(10.3)
U.S. GAAP net interest expense	(4.5)	(4.4)	(8.2)	(8.1)
Other ENI interest expense exclusions(a)	1.5	0.9	2.8	1.6
ENI net interest expense	(3.0)	(3.5)	(5.4)	(6.5)
ENI earnings after Acadian LLC key employee distributions(b)	34.4	27.3	64.8	54.3
Pre-tax economic net income	$31.4	$23.8	$59.4	$47.8

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
Investments
The value of our seed capital investments was $95.2 million as of June 30, 2025 and $90.3 million as of December 31, 2024, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	June 30, 2025	December 31, 2024
Investments per Condensed Consolidated Balance Sheets	$55.2	$67.9
Seed capital investment in consolidated Funds	75.9	70.9
Investments related to long-term incentive compensation plans	(35.9)	(48.5)
Total seed capital investments	$95.2	$90.3

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

    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Management fees	$122.3	$105.5	$235.2	$207.7
Performance fees	2.6	2.8	7.9	5.9
Segment ENI revenue	$124.9	$108.3	$243.1	$213.6
Quant & Solutions Segment ENI Revenue
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Quant & Solutions ENI revenue increased $16.6 million, or 15.3%, from $108.3 million for the three months ended June 30, 2024 to $124.9 million for the three months ended June 30, 2025. The increase was mainly attributable to 15.9% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, slightly offset by (7.1)% lower performance fees.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Quant & Solutions ENI revenue increased $29.5 million, or 13.8%, from $213.6 million for the six months ended June 30, 2024 to $243.1 million for the six months ended June 30, 2025. The increase was attributable to 13.2% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, and 33.9% higher performance fees due to strong performance relative to market in certain strategies in the six months ended June 30, 2025.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expense for the three and six months ended June 30, 2025 and 2024:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed compensation & benefits	$23.4	$22.6	$46.3	$44.2
Variable compensation	30.8	26.8	60.2	52.8
Acadian LLC key employee distributions	4.0	2.1	7.1	4.3
Depreciation and amortization	4.2	4.6	8.4	9.2
General and administrative expense	23.2	20.5	46.9	40.0
Segment ENI expenses	$85.6	$76.6	$168.9	$150.5

Quant & Solutions Segment ENI Expense
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Quant & Solutions segment ENI expenses increased $9.0 million, or 11.7%, from $76.6 million for the three months ended June 30, 2024 to $85.6 million for the three months ended June 30, 2025. Quant & Solutions ENI fixed compensation and benefits expense increased 3.5%, reflecting cost of living increases. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 14.9% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the three months ended June 30, 2025. Acadian LLC key employee distributions attributable to Quant & Solutions increased 90.5%. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 13.2%, reflecting higher systems and consultants costs, partially offset by the impact of foreign currency changes.
Six months ended June 30, 2025 compared to six months ended June 30, 2024: Quant & Solutions segment ENI expenses increased $18.4 million, or 12.2%, from $150.5 million for the six months ended June 30, 2024 to $168.9 million for the six months ended June 30, 2025. Quant & Solutions ENI fixed compensation and benefits expense increased 4.8%, reflecting cost of living increases. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 14.0% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the six months ended June 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. Acadian LLC key employee distributions attributable to Quant & Solutions increased 65.1%. The change in Acadian LLC key employee distributions during the six months ended June 30, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 17.3% primarily due to higher systems and consulting costs, partially offset by the impact of foreign currency changes.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Unallocated corporate expenses(1)	$4.8	$4.8	$9.3	$9.4

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis
Three months ended June 30, 2025 compared to three months ended June 30, 2024: Unallocated corporate expense remained unchanged at $(4.8) million for both the three months ended June 30, 2024 and June 30, 2025.

Six months ended June 30, 2025 compared to six months ended June 30, 2024: Unallocated corporate expense decreased $(0.1) million, or (1.1)%, from $9.4 million for the six months ended June 30, 2024 to $9.3 million for the six months ended June 30, 2025. The decrease was driven by lower fixed compensation and benefits and general and administrative expense, slightly offset by higher variable compensation expense.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2025	2024
Cash provided by (used in)(1)
Operating activities	$10.7	$5.4
Investing activities	9.1	(18.8)
Financing activities	(24.8)	(61.7)

(1)Excludes consolidated Funds.
Comparison for the six months ended June 30, 2025 and 2024
Net cash from operating activities, excluding consolidated Funds, increased $5.3 million, from net cash provided of $5.4 million for the six months ended June 30, 2024 to net cash provided of $10.7 million for the six months ended June 30, 2025, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the six months ended June 30, 2025, net cash from investing activities, excluding consolidated Funds, changed by $27.9 million, from $(18.8) million used in the six months ended June 30, 2024 to $9.1 million provided in the six months ended June 30, 2025, driven by higher net sales of investment securities in the six months ended June 30, 2025. Net cash used in financing activities, excluding consolidated Funds, changed by $36.9 million, from $(61.7) million used in the six months ended June 30, 2024 to $(24.8) million used in the six months ended June 30, 2025, primarily due to higher share repurchases in the six months ended June 30, 2024.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net income attributable to controlling interests	$10.1	$11.0	$30.2	$25.6
Net interest expense to third parties	4.5	4.4	8.2	8.1
Income tax expense	4.5	5.6	12.8	11.7
Depreciation and amortization	4.2	5.0	8.4	9.6
EBITDA	$23.3	$26.0	$59.6	$55.0
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	20.1	6.1	20.4	10.8
Gain on seed and co-investments	(4.0)	(1.0)	(5.2)	(2.8)
Restructuring(1)	(0.3)	0.9	(0.5)	0.9
Adjusted EBITDA	$39.1	$32.0	$74.3	$63.9
ENI net interest expense to third parties	(3.0)	(3.5)	(5.4)	(6.5)
Depreciation and amortization(2)	(4.7)	(4.7)	(9.5)	(9.6)
Tax on economic net income	(8.5)	(6.6)	(16.2)	(13.2)
Economic net income	$22.9	$17.2	$43.2	$34.6

(1)The three months ended June 30, 2025 includes $(0.3) million of severance-related items. The three months ended June 30, 2024 includes $(0.3) million of severance-related items, $0.4 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. The six months ended June 30, 2025 includes $(0.5) million of severance-related items. The six months ended June 30, 2024 includes $(0.5) million of severance-related items, $0.6 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million.
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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. As of June 30, 2025, we have $90.2 million in cash and cash equivalents and $95.2 million in seed capital investments.

    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	June 30, 2025	December 31, 2024	Interest rate	Maturity
Revolving credit facility:
$140 million revolving credit facility(1)	$20.0	$—	Variable rate	August 29, 2027
Total revolving credit facility	$20.0	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due 2026	$274.5	$274.3	4.80%	July 27, 2026
Total third party borrowings	$274.5	$274.3

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
Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), cannot exceed 2.5x and the ratio of Acadian LLC’s trailing twelve months Adjusted EBITDA to Acadian LLC’s interest expense (the “Interest Coverage Ratio”) must not be less than 4.0x. At June 30, 2025, Acadian LLC’s Leverage Ratio was 0.1x and Acadian LLC’s Interest Coverage Ratio was 126.5x.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by certain key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	June 30, 2025	December 31, 2024
($ in millions)
Share-based payments liability	$30.2	$25.4
Profit interests liability	33.9	18.7
Employee equity	64.1	44.1
Voluntary deferral plan liability	35.6	48.4
Total	$99.7	$92.5
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
Additionally, we have recorded accrued incentive compensation of $66.0 million and $119.6 million on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $12.2 million, $15.2 million and $1.0 million is expected to be recognized in the years ending December 31, 2025, 2026 and 2027, respectively.
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
Our model for assessing the impact of market risk on our results uses June 30, 2025 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2025. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2025.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 39% of our ENI cost structure is variable, representing variable compensation and Acadian LLC key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian LLC key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected to calculate profit after tax.
The value of our assets under management was $151.1 billion as of June 30, 2025. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $56 million based on our effective weighted average fee rate of approximately 37 basis points in the most recent quarter. Approximately $20 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $7 million impact to our gross performance fees based on our trailing twelve-month performance fees of $73 million as of June 30, 2025. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $24 million in our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended June 30, 2025.

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

•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $151 billion of equity assets under management to increase or decrease by $15 billion, resulting in a change in annualized management fee revenue of $55 million and an annual change in post-tax economic net income of approximately $22 million given our cost structure, operating model, and effective weighted average fee rate of 37 basis points at the current mix of strategies as of June 30, 2025. Approximately $20 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended June 30, 2025.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate that a 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $108 billion of foreign currency denominated AUM to increase or decrease by $11 billion, resulting in a change in annualized management fee revenue of $45 million and an annual change in post-tax economic net income of $18 million, based on effective weighted average fees earned on our foreign currency denominated AUM of 42 basis points at the mix of strategies as of June 30, 2025. Approximately $13 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended June 30, 2025.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There were no borrowings under our revolving credit facility as of June 30, 2025. We currently do not hedge against interest rate risk. As of June 30, 2025, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the six months ended June 30, 2025.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)(1)
April 1-30, 2025	925,741	$25.48	925,741	$37.0
May 1-31, 2025	—	—	—	37.0
June 1-30, 2025	—	—	—	37.0
Total	925,741	$25.48	925,741

(1)On February 6, 2025, we announced plans to return capital to shareholders through the repurchase of shares of our common stock. In furtherance thereof, our Board of Directors authorized the repurchase of up to $80 million of our common stock. This authorization has no expiration. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions. The program does not obligate us to repurchase any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 0.9 million shares of common stock with an aggregate purchase price, including commissions, of $23.6 million under this program during the three months ended June 30, 2025.

Item 5.  Other Information.
During our fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.3	Amended and Restated Bylaws, adopted as of May 12, 2025, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 16,2025.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadian Asset Management Inc.

Dated:	August 7, 2025

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Scott Hynes
Scott Hynes Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Chief Accounting Officer (principal accounting officer)