Form 10-Q
period 2025-09-30
Acadian Asset Management Inc.
filed 2025-11-06
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of November 4, 2025 was 35,709,120.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Acadian Asset Management Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$117.3	$94.8
Investment advisory fees receivable	139.0	164.7
Income taxes receivable	13.7	3.0
Fixed assets, net	31.4	35.7
Right of use assets	48.2	52.5
Investments	40.8	67.9
Goodwill	20.3	20.3
Other assets	28.3	26.7
Deferred tax assets	74.5	78.3
Assets of consolidated Funds:
Cash and cash equivalents, restricted	21.4	3.7
Investments	181.7	154.0
Other assets	34.8	1.6
Total assets	$751.4	$703.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$34.0	$37.9
Accrued incentive compensation	96.2	119.6
Other compensation liabilities	115.5	92.5
Accrued income taxes	2.4	3.3
Operating lease liabilities	62.3	67.3
Revolving credit facility	—	—
Third party borrowings	274.6	274.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	22.8	0.5
Other liabilities	6.3	0.3
Securities sold short	26.0	20.4
Total liabilities	640.1	616.1
Commitments and contingencies (Note 8)
Redeemable non-controlling interests in consolidated Funds	90.9	67.1
Equity:
Common stock (par value $0.001; 35,709,043 and 37,477,707 shares, respectively, issued)	—	—
Additional paid-in capital	—	—
Retained earnings	21.9	24.4
Accumulated other comprehensive loss	(1.5)	(4.4)
Total equity and redeemable non-controlling interests in consolidated Funds	111.3	87.1
Total liabilities and equity	$751.4	$703.2
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Management fees	$136.1	$112.1	$371.3	$319.8
Performance fees	0.2	10.1	8.1	16.0
Consolidated Funds’ revenue	7.9	0.9	12.1	2.0
Total revenue	144.2	123.1	391.5	337.8
Operating expenses:
Compensation and benefits	84.7	69.6	229.3	189.9
General and administrative expense	23.5	21.8	67.6	62.9
Depreciation and amortization	4.1	4.5	12.5	14.1
Consolidated Funds’ expense	5.3	0.2	7.4	0.4
Total operating expenses	117.6	96.1	316.8	267.3
Operating income	26.6	27.0	74.7	70.5
Non-operating income and (expense):
Investment income	—	1.5	0.1	2.5
Interest income	0.9	0.6	2.8	2.8
Interest expense	(4.6)	(4.7)	(14.7)	(15.0)
Net consolidated Funds’ investment gains	11.5	4.0	27.2	6.5
Total non-operating income (loss)	7.8	1.4	15.4	(3.2)
Income before income taxes	34.4	28.4	90.1	67.3
Income tax expense	7.4	9.4	20.2	21.1
Net income	27.0	19.0	69.9	46.2
Net income attributable to redeemable non-controlling interests in consolidated Funds	11.9	2.1	24.6	3.7
Net income attributable to controlling interests	$15.1	$16.9	$45.3	$42.5

Earnings per share (basic) attributable to controlling interests	$0.42	$0.46	$1.25	$1.12
Earnings per share (diluted) attributable to controlling interests	0.42	0.45	1.25	1.10
Weighted average common stock outstanding	35.8	37.1	36.4	37.9
Weighted average diluted common stock outstanding	35.8	37.8	36.4	38.6
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27.0	$19.0	$69.9	$46.2
Other comprehensive income:
Amortization related to derivative securities, net of tax	0.8	0.7	2.2	2.0
Foreign currency translation adjustment, net of tax	(0.2)	0.8	0.7	0.8
Total other comprehensive income	0.6	1.5	2.9	2.8
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	11.9	2.1	24.6	3.7
Total comprehensive income attributable to controlling interests	$15.7	$18.4	$48.2	$45.3

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2025 and 2024
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
June 30, 2024	37.1	$—	$—	$(25.4)	$(5.4)	$(30.8)	$12.0	$(18.8)
Issuance of common stock	0.2	—	0.1	—	—	0.1	—	0.1
Equity-based compensation	—	—	0.2	—	—	0.2	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	0.8	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	—	0.7	0.7	—	0.7
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.3)	(5.1)	—	(5.4)	—	(5.4)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income	—	—	—	16.9	—	16.9	2.1	19.0
September 30, 2024	37.3	$—	$—	$(14.0)	$(3.9)	$(17.9)	14.1	(3.8)

June 30, 2025	35.8	$—	$—	$11.3	$(2.1)	$9.2	77.7	$86.9
Repurchases of common stock	(0.1)	—	(0.8)	(4.2)	—	(5.0)	—	(5.0)
Capital contributions	—	—	—	—	—	—	144.2	144.2
Equity-based compensation	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Amortization related to derivatives securities, net of tax	—	—	—	—	0.8	0.8	—	0.8
Net deconsolidation of Funds	—	—		—	—	—	(142.9)	(142.9)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Net income	—	—	—	15.1	—	15.1	11.9	27.0
September 30, 2025	35.7	$—	$—	$21.9	$(1.5)	$20.4	90.9	$111.3
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2025 and 2024
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity (deficit) and redeemable non-controlling interests in consolidated Funds
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.3	—	0.1	—	—	0.1	—	0.1
Repurchase of common stock	(4.4)	—	(0.4)	(95.3)	—	(95.7)	—	(95.7)
Capital contributions	—	—	—	—	—	—	1.1	1.1
Equity-based compensation	—	—	0.6	—	—	0.6	—	0.6
Foreign currency translation adjustment, net of tax	—	—	—	—	0.8	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	—	2.0	2.0	—	2.0
Withholding tax related to stock option exercise and restricted stock vesting			(0.3)	(6.9)	—	(7.2)		(7.2)
Dividends ($0.03 per share)	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Net income	—	—	—	42.5	—	42.5	3.7	46.2
September 30, 2024	37.3	$—	$—	$(14.0)	$(3.9)	$(17.9)	$14.1	$(3.8)

December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock	(1.8)	—	(1.7)	(46.7)	—	(48.4)	—	(48.4)
Capital contributions	—	—	—	—	—	—	142.1	142.1
Equity-based compensation	—	—	1.9	—	—	1.9	—	1.9
Foreign currency translation adjustment, net of tax	—	—	—	—	0.7	0.7	—	0.7
Amortization related to derivative securities, net of tax	—	—	—	—	2.2	2.2	—	2.2
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Net deconsolidation of Funds	—	—	—	—	—	—	(142.9)	(142.9)
Dividends ($0.03 per share)	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Net income	—	—	—	45.3	—	45.3	24.6	69.9
September 30, 2025	35.7	$—	$—	$21.9	$(1.5)	$20.4	$90.9	$111.3
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$69.9	$46.2
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(24.6)	(3.7)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12.5	14.1
Amortization of debt-related costs	3.5	3.3
Amortization and revaluation of non-cash compensation awards	40.1	25.1
Deferred income taxes	3.1	(8.7)
(Gains) on other investments	(10.7)	(12.4)
Changes in operating assets and liabilities:
Decrease in investment advisory fees receivable	25.7	24.2
(Increase) in other receivables, prepayments, deposits and other assets	(12.3)	(2.0)
(Decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(39.1)	(21.9)
(Decrease) in accounts payable, accrued expenses and accrued income taxes	(4.6)	(5.1)
Net cash flows from operating activities, excluding consolidated Funds	63.5	59.1
Net income attributable to redeemable non-controlling interests in consolidated Funds	24.6	3.7
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) on other investments	(19.9)	(2.0)
Purchase of investments	(593.1)	(46.0)
Sale of investments	398.5	60.3
(Increase) decrease in receivables and other assets	3.2	(1.8)
Increase in accounts payable and other liabilities	112.1	1.6
Net cash flows from operating activities of consolidated Funds	(74.6)	15.8
Total net cash flows from operating activities	(11.1)	74.9

Cash flows from investing activities:
Additions of fixed assets	(8.2)	(7.4)
Purchase of investment securities	(17.8)	(47.5)
Sale of investment securities	34.7	6.6
Cash flows from investing activities of consolidated Funds
Net deconsolidation of Funds	(49.8)	—
Net cash flows from investing activities	(41.1)	(48.3)
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving credit facility	137.0	139.0
Repayment of revolving credit facility	(137.0)	(139.0)
Payment for debt issuance costs	—	(0.6)
Payment to OM plc for co-investment redemptions	—	(0.2)
Dividends paid to stockholders	(0.7)	(0.7)
Dividends paid to related parties	(0.4)	(0.5)
Repurchase of common stock	(48.8)	(94.9)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.2)	(7.2)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	145.8	1.1
Redeemable non-controlling interest capital redeemed	(3.7)	—
Total net cash flows from financing activities	92.0	(103.0)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	0.1
Net increase (decrease) in cash and cash equivalents	40.2	(76.3)
Cash and cash equivalents at beginning of period	98.5	147.6
Cash and cash equivalents at end of period	$138.7	$71.3

Cash and cash equivalents
Cash and cash equivalents	$117.3	$53.6
Cash and cash equivalents of consolidated Funds, restricted	21.4	17.7
Cash and cash equivalents at end of period	$138.7	$71.3

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$14.5	$15.0
Income taxes paid	$28.8	$33.0

Supplemental disclosure of non-cash investing and financing transactions:
Excise tax on repurchase of common stock	$0.5	$0.8
Net deconsolidation of Funds	$(142.9)	$—

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”), is a holding company that operates a systematic investment management business through its majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities. The Company’s Quant & Solutions reportable segment consists of Acadian LLC:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities.
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As of September 30, 2025, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 21.8% of the common stock of the Company.

For the nine months ended September 30, 2025, the Company repurchased 1,799,423 shares of common stock at an average price of $26.64 per share, or approximately $48.0 million in total, including commissions. For the nine months ended September 30, 2024, the Company repurchased 4,445,534 shares of common stock at an average price of $21.32 per share, or approximately $94.9 million in total, including commissions.
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
Recently adopted accounting standards

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This amendment is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. Early adoption is permitted. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
New accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for annual periods beginning after December 15, 2024. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the Condensed Consolidated Financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for internal-use software costs. This amendment is for annual periods beginning after December 15, 2027 and interim periods within those annual periods. The Company is evaluating the impact that the adoption will have on the Condensed Consolidated Financial Statements.

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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2025	December 31, 2024
Investments of consolidated Funds	$181.7	$154.0
Other investments	3.4	19.4
Investments related to long-term incentive compensation plans	37.4	48.5
Total investments per Condensed Consolidated Balance Sheets	$222.5	$221.9
For the three months ended September 30, 2025 and 2024, the unrealized gain (loss) recognized for other investments held at the end of period was $0.0 million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the unrealized gain recognized for other investments held at the end of period was $0.1 million and $2.2 million, respectively.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

For the three months ended September 30, 2025 and 2024, the unrealized gain (loss) recognized for investments of consolidated Funds held at the end of period was $13.3 million and $3.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the unrealized gain recognized for investments of consolidated Funds held at the end of period was $28.8 million and $3.7 million, respectively.
4) Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2025
Assets of AAMI and consolidated Funds
Common and preferred stock	$111.2	$—	$—	$—	$111.2
Corporate bonds	—	64.3	—	—	64.3
Derivatives	0.1	6.1	—	—	6.2
Consolidated Funds total(1)	111.3	70.4	—	—	181.7
Investments related to long-term incentive compensation plans(2)	37.4	—	—	—	37.4
Investments in unconsolidated Funds(3)	—	—	—	3.4	3.4
AAMI total	37.4	—	—	3.4	40.8
Total fair value assets	$148.7	$70.4	$—	$3.4	$222.5

Liabilities of consolidated Funds
Securities sold short	$(26.0)	$—	$—	$—	$(26.0)
Derivatives	—	(6.3)	—	—	(6.3)
Consolidated Funds total(1)	(26.0)	(6.3)	—	—	(32.3)
Total fair value liabilities	$(26.0)	$(6.3)	$—	$—	$(32.3)

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
(2)Investments related to long-term incentive compensation plans of $37.4 million and $48.5 million at September 30, 2025 and December 31, 2024, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $3.4 million and $19.4 million at September 30, 2025 and December 31, 2024, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.2 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from September 30, 2025. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and nine months ended September 30, 2025 and 2024.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	September 30, 2025	December 31, 2024
Assets
Investments	$181.7	$154.0
Other assets of consolidated Funds	56.2	5.3
Total Assets	$237.9	$159.3
Liabilities
Liabilities of consolidated Funds	$55.1	$21.2
Total Liabilities	$55.1	$21.2
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2025	December 31, 2024
Maximum exposure to loss(1)	$3.4	$2.9

(1)Includes the carrying value of investments the Company has made in the unconsolidated VIEs in which the Company is not the primary beneficiary.

6) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years.
The following table summarizes information about the Company’s operating leases for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2.1	$2.2	$6.5	$6.5
Variable lease cost	—	—	0.1	0.1
Total operating lease expense	$2.1	$2.2	$6.6	$6.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$2.2	$7.3	$6.7
Right of use assets obtained in exchange for new operating lease liabilities	0.3	—	0.3	0.6
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the nine months ended September 30, 2025 and 2024, the weighted average remaining lease term was 7.8 years and 8.8 years, respectively, and the weighted average discount rate was 3.53% and 3.52%, respectively.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Leases (cont.)
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$2.4
2026	9.7
2027	9.1
2028	8.7
2029	8.0
Thereafter	33.2
Total lease payments	$71.1
Less imputed interest	(8.8)
Total	$62.3
7) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	September 30, 2025			December 31, 2024
(in millions)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Revolving credit facility:
$140 million revolving credit facility expiring August 29, 2027(1)(2)	$—	$—		$—	$—
Total revolving credit facility	$—	$—		$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)	$274.6	$274.3	2	$274.3	$271.7	2
Total third party borrowings	$274.6	$274.3		$274.3	$271.7

(1)Fair value approximates carrying value because the credit facility has variable interest rates based on selected short term market rates.
(2)On October 28, 2025, Acadian LLC’s $140 million revolving credit facility was terminated and replaced with a new $175 million revolving credit facility.
(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Revolving credit facility
On August 29, 2024, Acadian LLC, Royal Bank of Canada, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., the Bank of New York Mellon, Bank of America N.A., as an issuing bank, and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian LLC Credit Agreement”), which replaced Acadian LLC’s revolving credit facility dated as of March 7, 2022 (the “Prior Credit Agreement”). The maturity date of the Prior Credit Agreement was March 7, 2025, and the maturity date of the Acadian LLC Credit Agreement was August 29, 2027. On October 28, 2025, Acadian LLC terminated the Acadian LLC Credit Agreement, as described below.
Borrowings under the Acadian LLC Credit Agreement bore interest, at Acadian LLC’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case, an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian LLC’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian LLC’s Leverage Ratio. In addition, a commitment fee was charged based on the average daily unused portion of the revolving credit facility under the Acadian LLC Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio.
Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), could not exceed 2.5x and the Acadian LLC interest coverage ratio could not be less than 4.0x.
Subsequent Events
On October 28, 2025 (the “Closing Date), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement (the “DDTL Credit Agreement”) and a Revolving Credit Agreement (the “Revolving Credit Agreement”).
The DDTL Credit Agreement provides for a delayed draw term loan facility in an aggregate principal amount, as of the Closing Date, of up to $200 million (the “Term Facility”). The term loans mature on October 28, 2028. Subject to certain conditions, Acadian LLC may increase the size of the Term Facility to an aggregate maximum principal amount of $275 million. None of the lenders under the Term Facility are obligated to provide such additional commitments to Acadian LLC.
Proceeds of the Term Facility are intended to fund, in part, the redemption of the Company’s 4.80% Senior Notes due July 27, 2026 (the “2026 Notes”), as described below.
Loans under the DDTL Credit Agreement bear interest, at Acadian LLC’s option, at a rate per annum equal to (i) Term SOFR for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s consolidated leverage ratio or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America’s published “prime rate” and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s consolidated leverage ratio.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Financial covenants under the Term Facility include the quarterly maintenance by the Company of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC.
On the Closing Date, Acadian LLC terminated the Acadian LLC Credit Agreement and entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”), among Acadian LLC, the lenders from time to time party thereto, Bank of America, N.A., as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto.
The Revolving Credit Agreement provides for senior unsecured revolving credit commitments as of the Closing Date in an aggregate principal amount, as of the Closing Date, of up to $175 million (the “Revolving Facility”). The revolving commitments mature on October 28, 2028. Subject to certain conditions, Acadian LLC may increase the size of the Revolving Facility to an aggregate maximum principal amount of $275 million, which may be established in the form of revolving commitments or term loan commitments. None of the lenders under the Revolving Facility are obligated to provide such additional commitments to Acadian LLC.

Borrowings under the Revolving Credit Agreement bear interest, at Acadian LLC's option, at a rate per annum equal to (i) Term SOFR (as defined in the Revolving Credit Agreement) for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s consolidated leverage ratio or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America's published "prime rate" and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s consolidated leverage ratio. The Company is required to pay a commitment fee at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio on the daily undrawn amount of the revolving commitments, and customary letter of credit participation and fronting fees.
Redemption of 4.80% Senior Notes
On October 30, 2025, the Company issued a notice for the full redemption of all $275 million aggregate principal amount outstanding of its 2026 Notes.
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

that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of September 30, 2025, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.
Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2025, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2025.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to controlling interests	$15.1	$16.9	$45.3	$42.5
Denominator:
Weighted-average shares of common stock outstanding—basic	35,806,742	37,070,795	36,354,715	37,891,015
Potential shares of common stock:
Restricted stock units	39,879	22,449	25,193	17,803
Employee stock options	—	700,920	—	676,254
Weighted-average shares of common stock outstanding—diluted	35,846,621	37,794,164	36,379,908	38,585,072
Earnings per share of common stock attributable to controlling interests:
Basic	$0.42	$0.46	$1.25	$1.12
Diluted	$0.42	$0.45	$1.25	$1.10

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue by location of client domicile for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Quant & Solutions
U.S.	$101.7	$85.6	$280.5	$242.4
Non-U.S.	34.4	26.5	90.8	77.4
Management fee revenue	$136.1	$112.1	$371.3	$319.8

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2025 and 2024 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2025	$3.6	$(5.7)	$(2.1)
Foreign currency translation adjustment before tax	(0.2)	—	(0.2)
Amortization related to derivatives securities before tax	—	1.0	1.0
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.2)	0.8	0.6
Balance, as of September 30, 2025	$3.4	$(4.9)	$(1.5)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2024	$3.1	$(8.5)	$(5.4)
Foreign currency translation adjustment before tax	1.0	—	1.0
Amortization related to derivatives securities before tax	—	0.9	0.9
Tax impact	(0.2)	(0.2)	(0.4)
Other comprehensive income	0.8	0.7	1.5
Balance, as of September 30, 2024	$3.9	$(7.8)	$(3.9)

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)
Foreign currency translation adjustment before tax	0.9	—	0.9
Amortization related to derivatives securities before tax	—	2.9	2.9
Tax impact	(0.2)	(0.7)	(0.9)
Other comprehensive income	0.7	2.2	2.9
Balance, as of September 30, 2025	$3.4	$(4.9)	$(1.5)

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)
Foreign currency translation adjustment before tax	0.9	—	0.9
Amortization related to derivatives securities before tax	—	2.6	2.6
Tax impact	(0.1)	(0.6)	(0.7)
Other comprehensive income	0.8	2.0	2.8
Balance, as of September 30, 2024	$3.9	$(7.8)	$(3.9)

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
As of September 30, 2025, the balance recorded in accumulated other comprehensive income (loss) before tax was $(3.4) million. This balance will be reclassified to earnings through interest expense over the life of the issued debt. The Company reclassified $1.0 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. Amounts of $2.9 million and $2.6 million have been reclassified for the nine months ended September 30, 2025 and 2024, respectively. During the next twelve months the Company expects to reclassify approximately $3.4 million to interest expense.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information
The Company has the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities. This segment consists of our ownership interest in Acadian LLC.

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2025	2024	2025	2024

U.S. GAAP consolidated revenue		$144.2	$123.1	$391.5	$337.8
Exclude revenue from consolidated Funds	(a)	7.9	0.9	12.1	2.0
Quant & Solutions segment ENI revenue		$136.3	$122.2	$379.4	$335.8

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	26.4	22.7	72.7	66.9
Variable compensation	(c)	31.1	29.0	91.3	81.8
Acadian LLC key employee distributions	(d)	5.2	3.1	12.3	7.4
Depreciation and amortization	(e)	4.1	4.5	12.5	13.7
Other segment items	(f)	25.3	22.7	72.2	62.7
Segment economic net income		$44.2	$40.2	$118.4	$103.3
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(4.2)	(4.9)	(13.5)	(14.3)
Adjustments and reconciling items	(h)	2.9	1.0	5.5	1.1
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(16.3)	(9.3)	(35.7)	(19.6)
Investment income (loss)		—	1.5	0.1	2.5
Interest income		0.9	0.6	2.8	2.8
Interest expense		(4.6)	(4.7)	(14.7)	(15.0)
Net consolidated Funds' investment gains		11.5	4.0	27.2	6.5
Income before income taxes		$34.4	$28.4	$90.1	$67.3
Income tax expense		(7.4)	(9.4)	(20.2)	(21.1)
Consolidated net income		$27.0	$19.0	$69.9	$46.2
Net income attributable to redeemable non-controlling interests in consolidated Funds		(11.9)	(2.1)	(24.6)	(3.7)
Net income attributable to controlling interests		$15.1	$16.9	$45.3	$42.5

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
g.Included in unallocated corporate expenses for the three months ended September 30, 2025 and 2024 was compensation and benefits of $2.7 million and $2.4 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the three months ended September 30, 2025 and 2024 was general and administrative expenses of $1.5 million and $2.5 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the nine months ended September 30, 2025 and 2024 was compensation and benefits of $7.7 million and $7.2 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the nine months ended September 30, 2025 and 2024 was general and administrative expenses of $5.8 million and $7.1 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
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
•U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2025 and 2024, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2025 and 2024, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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

Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian LLC. Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products, including global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities. Acadian LLC comprises our Quant & Solutions reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities. This segment consists of our ownership interest in Acadian LLC.
Hold Co is included within the Unallocated Corporate expenses category.
Under U.S. GAAP, Acadian LLC is consolidated into our financial statements. We may also be required to consolidate Acadian LLC’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. As of September 30, 2025, approximately $22 billion, or 13%, of our AUM are in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Equity or profit interests owned by Acadian LLC key employees are awarded as part of their variable compensation arrangement. Over time, Acadian LLC key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next, either by the next generation purchasing equity or profit interests directly from retiring principals, or by key employees forgoing cash bonuses in exchange for the equivalent value in Acadian LLC equity or profit interests. The recycling of equity or profit interests is often facilitated by Hold Co; see “U.S. GAAP Results of Operations — U.S. GAAP Expenses — Compensation and Benefits Expense” for a further discussion.
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
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2025 and 2024:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
U.S. GAAP Basis
Revenue	$144.2	$123.1	$21.1	$391.5	$337.8	$53.7
Pre-tax income attributable to controlling interests	22.5	26.3	(3.8)	65.5	63.6	1.9
Net income attributable to controlling interests	15.1	16.9	(1.8)	45.3	42.5	2.8
U.S. GAAP operating margin(1)	18.4%	21.9%	(349) bps	19.1%	20.9%	(179) bps
Earnings per share, basic ($)	$0.42	$0.46	$(0.04)	$1.25	$1.12	$0.13
Earnings per share, diluted ($)	$0.42	$0.45	$(0.03)	$1.25	$1.10	$0.15
Basic shares outstanding (in millions)	35.8	37.1	(1.3)	36.4	37.9	(1.5)
Diluted shares outstanding (in millions)	35.8	37.8	(2.0)	36.4	38.6	(2.2)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$136.3	$122.2	$14.1	$379.4	$335.8	$43.6
Pre-tax economic net income(5)	37.8	32.6	5.2	97.2	80.4	16.8
Adjusted EBITDA	45.1	40.4	4.7	119.4	104.3	15.1
ENI operating margin(6)	33.2%	31.7%	157 bps	30.9%	29.0%	192 bps
Economic net income(7)	27.2	22.2	5.0	70.4	56.8	13.6
ENI diluted EPS ($)	$0.76	$0.59	$0.17	$1.93	$1.47	$0.46

Other Operational Information
Assets under management (AUM) at period end (in billions)	$166.4	$120.3	$46.1	$166.4	$120.3	$46.1
Net client cash flows (in billions)	6.4	0.5	5.9	24.0	0.9	23.1

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items of $(0.2) million for the three months ended September 30, 2025. Excludes severance-related items of $(0.3) million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million for the three months ended September 30, 2024. Excludes severance-related items of $(0.7) million for the nine months ended September 30, 2025. Excludes severance-related items of $(0.8) million, costs associated with the transfer of an insurance policy from our former parent of $0.9 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million for the nine months ended September 30, 2024.
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
Our total assets under management were $166.4 billion as of September 30, 2025 and $117.3 billion as of December 31, 2024.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Non-U.S. Equity	$35.3	21.2%	$26.6	22.7%
Enhanced Equity	34.2	20.6%	10.8	9.2%
Small Cap Equity	31.7	19.1%	25.0	21.3%
Global Equity	23.9	14.4%	19.0	16.2%
Emerging Markets Equity	23.5	14.1%	18.1	15.4%
Other	17.8	10.6%	17.8	15.2%
Total assets under management	$166.4		$117.3
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	September 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
Institutional	$135.0	81.1%	$93.0	79.3%
Sub-Advisory	16.4	9.9%	13.1	11.2%
Wealth/Other	15.0	9.0%	11.2	9.5%
Total assets under management	$166.4		$117.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	September 30, 2025		December 31, 2024
	AUM	% of total	AUM	% of total
U.S.	$94.5	56.8%	$74.7	63.7%
EMEA	36.4	21.9%	16.9	14.4%
Asia Pacific	27.6	16.6%	18.8	16.0%
Other	7.9	4.7%	6.9	5.9%
Total assets under management	$166.4		$117.3
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
The following table summarizes our asset flows and market appreciation by segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2025	2024	2025	2024
Quant & Solutions
Beginning balance	$151.1	$112.6	$117.3	$103.7
Gross inflows	11.9	3.1	39.4	15.7
Gross outflows	(6.5)	(3.5)	(18.0)	(17.3)
Reinvested income and distributions	1.0	0.9	2.6	2.5
Net flows	6.4	0.5	24.0	0.9
Market appreciation	8.9	7.2	25.1	15.7
Ending balance	$166.4	$120.3	$166.4	$120.3
Average AUM	$156.5	$116.4	$136.6	$110.8
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Institutional
Beginning balance	$121.9	$90.2	$93.0	$81.7
Gross inflows	9.4	2.0	33.2	11.9
Gross outflows	(4.2)	(2.6)	(12.9)	(12.2)
Reinvested income and distributions	0.8	0.7	2.0	1.9
Net flows	6.0	0.1	22.3	1.6
Market appreciation	7.1	5.5	19.7	12.5
Ending balance	$135.0	$95.8	$135.0	$95.8

Sub-advisory
Beginning balance	$16.0	$12.5	$13.1	$13.6
Gross inflows	1.3	0.6	3.6	1.6
Gross outflows	(1.7)	(0.5)	(3.4)	(3.6)
Reinvested income and distributions	0.1	0.1	0.3	0.3
Net flows	(0.3)	0.2	0.5	(1.7)
Market appreciation	0.7	1.0	2.8	1.8
Ending balance	$16.4	$13.7	$16.4	$13.7

Wealth/Other
Beginning balance	$13.2	$9.9	$11.2	$8.4
Gross inflows	1.2	0.5	2.6	2.2
Gross outflows	(0.6)	(0.4)	(1.7)	(1.5)
Reinvested income and distributions	0.1	0.1	0.3	0.3
Net flows	0.7	0.2	1.2	1.0
Market appreciation	1.1	0.7	2.6	1.4
Ending balance	$15.0	$10.8	$15.0	$10.8

Total
Beginning balance	$151.1	$112.6	$117.3	$103.7
Gross inflows	11.9	3.1	39.4	15.7
Gross outflows	(6.5)	(3.5)	(18.0)	(17.3)
Reinvested income and distributions	1.0	0.9	2.6	2.5
Net flows	6.4	0.5	24.0	0.9
Market appreciation	8.9	7.2	25.1	15.7
Ending balance	$166.4	$120.3	$166.4	$120.3

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.
Beginning balance	$86.9	$72.9	$74.7	$70.2
Gross inflows	6.2	2.1	13.6	5.9
Gross outflows	(4.3)	(2.3)	(11.8)	(10.0)
Reinvested income and distributions	0.6	0.6	1.6	1.6
Net flows	2.5	0.4	3.4	(2.5)
Market appreciation	5.1	4.7	16.4	10.3
Ending balance	$94.5	$78.0	$94.5	$78.0

Non-U.S.
Beginning balance	$64.2	$39.7	$42.6	$33.5
Gross inflows	5.7	1.0	25.8	9.8
Gross outflows	(2.2)	(1.2)	(6.2)	(7.3)
Reinvested income and distributions	0.4	0.3	1.0	0.9
Net flows	3.9	0.1	20.6	3.4
Market appreciation	3.8	2.5	8.7	5.4
Ending balance	$71.9	$42.3	$71.9	$42.3

Total
Beginning balance	$151.1	$112.6	$117.3	$103.7
Gross inflows	11.9	3.1	39.4	15.7
Gross outflows	(6.5)	(3.5)	(18.0)	(17.3)
Reinvested income and distributions	1.0	0.9	2.6	2.5
Net flows	6.4	0.5	24.0	0.9
Market appreciation	8.9	7.2	25.1	15.7
Ending balance	$166.4	$120.3	$166.4	$120.3
At September 30, 2025, our total assets under management were $166.4 billion, an increase of $15.3 billion, or 10.1%, compared to $151.1 billion at June 30, 2025 and an increase of $46.1 billion, or 38.3%, compared to $120.3 billion at September 30, 2024. The increase in assets under management compared to September 30, 2024 was driven by the equity market appreciation and positive net client cash flows in the last twelve months. The change in assets under management during the three months ended September 30, 2025 reflects net market appreciation of $8.9 billion, and net inflows of $6.4 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended September 30, 2025, our net inflows were $6.4 billion compared to $0.5 billion for the three months ended September 30, 2024. Reinvested income and distributions of $1.0 billion and $0.9 billion are reflected in the net flows for the three months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025, our net inflows were $24.0 billion compared to $0.9 billion for the nine months ended September 30, 2024. The change in net flows during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by strong gross inflows, which increased to $39.4 billion in the nine months ended September 30, 2025. Reinvested income and distributions of $2.6 billion and $2.5 billion are reflected in the net inflows for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Strategies representing 73%, 94%, 95%, and 94% of revenue were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of September 30, 2025. As of September 30, 2025 the 5-year revenue weighted annualized return in excess of benchmark was 4.5%. Assets representing 76%, 91%, 92%, and 90% of assets under management were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of September 30, 2025. As of September 30, 2025 the 5-year asset weighted annualized return in excess of benchmark was 3.5%.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$136.1	$112.1	$24.0	$371.3	$319.8	$51.5
Performance fees	0.2	10.1	(9.9)	8.1	16.0	(7.9)
Consolidated Funds’ revenue	7.9	0.9	7.0	12.1	2.0	10.1
Total revenue	144.2	123.1	21.1	391.5	337.8	53.7
Compensation and benefits	84.7	69.6	15.1	229.3	189.9	39.4
General and administrative expense	23.5	21.8	1.7	67.6	62.9	4.7
Depreciation and amortization	4.1	4.5	(0.4)	12.5	14.1	(1.6)
Consolidated Funds’ expense	5.3	0.2	5.1	7.4	0.4	7.0
Total operating expenses	117.6	96.1	21.5	316.8	267.3	49.5
Operating income	26.6	27.0	(0.4)	74.7	70.5	4.2
Investment income	—	1.5	(1.5)	0.1	2.5	(2.4)
Interest income	0.9	0.6	0.3	2.8	2.8	—
Interest expense	(4.6)	(4.7)	0.1	(14.7)	(15.0)	0.3
Net consolidated Funds’ investment gains	11.5	4.0	7.5	27.2	6.5	20.7
Income before taxes	34.4	28.4	6.0	90.1	67.3	22.8
Income tax expense	7.4	9.4	(2.0)	20.2	21.1	(0.9)
Net income	27.0	19.0	8.0	69.9	46.2	23.7
Net income attributable to redeemable non-controlling interests in consolidated Funds	11.9	2.1	9.8	24.6	3.7	20.9
Net income attributable to controlling interests	$15.1	$16.9	$(1.8)	$45.3	$42.5	$2.8

Basic earnings per share ($)	$0.42	$0.46	$(0.04)	$1.25	$1.12	$0.13
Diluted earnings per share ($)	0.42	0.45	(0.03)	1.25	1.10	0.15
Weighted average shares of common stock outstanding—basic	35.8	37.1	(1.3)	36.4	37.9	(1.5)
Weighted average shares of common stock outstanding—diluted	35.8	37.8	(2.0)	36.4	38.6	(2.2)

U.S. GAAP operating margin(2)	18.4%	21.9%		19.1%	20.9%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Consolidated Statements of Operations	2025	2024	2025	2024
Net income attributable to controlling interests	$15.1	$16.9	$45.3	$42.5
Add: Income tax expense	7.4	9.4	20.2	21.1
Pre-tax income attributable to controlling interests	$22.5	$26.3	$65.5	$63.6
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
Average basis points earned on average assets under management were 34.5 bps and 36.5 bps for the three and nine months ended September 30, 2025, respectively, and 38.3 bps and 38.4 bps for the three and nine months ended September 30, 2024, respectively. The overall weighted average fee rate decrease for the three and nine months ended September 30, 2025 is the result of changes in the mix of assets under management caused by client flows and market movements.
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Management fees increased $24.0 million, or 21.4%, from $112.1 million for the three months ended September 30, 2024 to $136.1 million for the three months ended September 30, 2025. The increase was mainly driven by higher levels of average assets under management. Average assets under management increased 34.5%, from $116.4 billion for the three months ended September 30, 2024 to $156.5 billion for the three months ended September 30, 2025, mainly due to the positive equity market and strong net inflows in the past twelve months.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Management fees increased $51.5 million, or 16.1%, from $319.8 million for the nine months ended September 30, 2024 to $371.3 million for the nine months ended September 30, 2025. The increase was primarily driven by higher levels of average assets under management. Average assets under management increased 23.3%, from $110.8 billion for the nine months ended September 30, 2024 to $136.6 billion for the nine months ended September 30, 2025, mainly due to the positive equity market and positive net flows in the past twelve months.
Performance Fees
Approximately $22 billion, or 13% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.

Three months ended September 30, 2025 compared to three months ended September 30, 2024: Performance fees decreased $(9.9) million, or (98.0)%, from $10.1 million for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Performance fees decreased $(7.9) million, or (49.4)%, from $16.0 million for the nine months ended September 30, 2024 to $8.1 million for the nine months ended September 30, 2025, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Fixed compensation and benefits(1)	$28.0	$24.5	$77.3	$72.3
Sales-based compensation(2)	3.4	3.3	10.4	6.9
Variable compensation(3)	31.8	29.4	93.6	83.7
Acadian LLC key employee distributions(4)	5.2	3.1	12.3	7.4
Non-cash Acadian LLC key employee equity revaluations(5)	16.3	9.3	35.7	19.6
Total U.S. GAAP compensation and benefits expense	$84.7	$69.6	$229.3	$189.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Cash variable compensation	$30.0	$27.8	$89.5	$78.5
Non-cash equity-based award amortization	1.8	1.6	4.1	5.2
Total variable compensation(a)	$31.8	$29.4	$93.6	$83.7

(a)For the three and nine months ended September 30, 2025, $32.1 million and $94.4 million, respectively, of variable compensation expense (of the $31.8 million and $93.6 million above) is included within economic net income. The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of variable compensation associated with restructuring. For the three and nine months ended September 30, 2024, $29.6 million and $83.6 million, respectively, of variable compensation expense (of the $29.4 million and $83.7 million above) is included with economic net income. The three months ended September 30, 2024 excludes $(0.3) million of severance-related items at Acadian LLC. The nine months ended September 30, 2024 excludes $(0.8) million of severance related items at Acadian LLC and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format.
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
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Compensation and benefits expense increased $15.1 million, or 21.7%, from $69.6 million for the three months ended September 30, 2024 to $84.7 million for the three months ended September 30, 2025. Fixed compensation and benefits increased $3.5 million, or 14.3%, from $24.5 million for the three months ended September 30, 2024 to $28.0 million for the three months ended September 30, 2025, primarily reflecting cost of living increases, higher payroll taxes and benefits. Variable compensation increased $2.4 million, or 8.2%, from $29.4 million for the three months ended September 30, 2024 to $31.8 million for the three months ended September 30, 2025. The increase was primarily attributable to higher pre-bonus profits in the three months ended September 30, 2025. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $0.1 million, or 3.0%, from $3.3 million for the three months ended September 30, 2024 to $3.4 million for the three months ended September 30, 2025, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $2.1 million, or 67.7%, from $3.1 million for the three months ended September 30, 2024 to $5.2 million for the three months ended September 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings in the current period and the leveraged nature of this distribution share. Revaluations of Acadian LLC equity changed by $7.0 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the three months ended September 30, 2025 reflects the increase in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Compensation and benefits expense increased $39.4 million, or 20.7%, from $189.9 million for the nine months ended September 30, 2024 to $229.3 million for the nine months ended September 30, 2025. Fixed compensation and benefits increased $5.0 million, or 6.9%, from $72.3 million for the nine months ended September 30, 2024 to $77.3 million for the nine months ended September 30, 2025, primarily reflecting cost of living increases, higher payroll taxes and benefits. Variable compensation increased $9.9 million, or 11.8%, from $83.7 million for the nine months ended September 30, 2024 to $93.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher pre-bonus profits in the nine months ended September 30, 2025. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $3.5 million or 50.7% from $6.9 million for the nine months ended September 30, 2024 to $10.4 million for the nine months ended September 30, 2025, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $4.9 million, or 66.2%, from $7.4 million for the nine months ended September 30, 2024 to $12.3 million for the nine months ended September 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the nine months ended September 30, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC equity changed by $16.1 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the nine months ended September 30, 2025 reflects the increase in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
General and Administrative Expense
Three months ended September 30, 2025 compared to three months ended September 30, 2024: General and administrative expense increased $1.7 million, or 7.8%, from $21.8 million for the three months ended September 30, 2024 to $23.5 million for the three months ended September 30, 2025. The increase in general and administrative expenses primarily reflects higher portfolio administrative, consulting, and system costs, partially offset by the impact of foreign currency changes.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: General and administrative expense increased $4.7 million, or 7.5%, from $62.9 million for the nine months ended September 30, 2024 to $67.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher system, recruiting, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.
Depreciation and Amortization Expense
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Depreciation and amortization expense decreased $(0.4) million, or (8.9)% from $4.5 million for the three months ended September 30, 2024 to $4.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Depreciation and amortization expense decreased $(1.6) million, or (11.3)%, from $14.1 million for the nine months ended September 30, 2024 to $12.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income (loss);
ii.interest income; and
iii.interest expense.
Investment Income
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Investment income decreased $(1.5) million, from $1.5 million for the three months ended September 30, 2024 to $0.0 million for the three months ended September 30, 2025, reflecting the change in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Investment income decreased $(2.4) million, or (96.0)%, from $2.5 million for the nine months ended September 30, 2024 to $0.1 million for the nine months ended September 30, 2025, reflecting a decrease in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Interest Income
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Interest income increased $0.3 million, or 50.0% from $0.6 million for the three months ended September 30, 2024 compared to $0.9 million for the three months ended September 30, 2025. The increase reflects the change in short-term investment returns in the three months ended September 30, 2025.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Interest income remained flat at $2.8 million for both the nine months ended September 30, 2024 and September 30, 2025, respectively.

Interest Expense
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Interest expense decreased $(0.1) million, or (2.1)%, from $(4.7) million for the three months ended September 30, 2024 compared to $(4.6) million for the three months ended September 30, 2025, reflecting a lower balance drawn on the revolving credit facility in the three months ended September 30, 2025.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Interest expense decreased $(0.3) million, or (2.0)%, from $15.0 million for the nine months ended September 30, 2024 compared to $14.7 million for the nine months ended September 30, 2025, reflecting a lower balance drawn on the revolving credit facility in the nine months ended September 30, 2025.
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
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact to the income tax expense during the current period. We will continue to evaluate the impact of the legislative changes on future periods as additional guidance becomes available.
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Income tax expense decreased $(2.0) million, from $9.4 million for the three months ended September 30, 2024 to $7.4 million for the three months ended September 30, 2025. The decrease in income tax expense primarily relates to a decrease in both pretax income attributable to controlling interest and state tax expense in the three months ended September 30, 2025.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Income tax expense decreased $(0.9) million, from $21.1 million for the nine months ended September 30, 2024 to $20.2 million for the nine months ended September 30, 2025. The decrease in income tax expense primarily relates to a decrease in state tax expense, partially offset by an increase in pretax income attributable to controlling interest in the nine months ended September 30, 2025.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Three months ended September 30, 2025 compared to three months ended September 30, 2024: Consolidated Funds’ revenue increased $7.0 million, from $0.9 million for the three months ended September 30, 2024 to $7.9 million for the three months ended September 30, 2025. Consolidated Funds’ expense increased $5.1 million, from $0.2 million for the three months ended September 30, 2024 to $5.3 million for the three months ended September 30, 2025. Net consolidated Funds’ investment gain increased $7.5 million from $4.0 million for the three months ended September 30, 2024 to $11.5 million for the three months ended September 30, 2025. These movements relate to the underlying activity of our consolidated Funds.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Consolidated Funds’ revenue increased $10.1 million, from $2.0 million for the nine months ended September 30, 2024 to $12.1 million for the nine months ended September 30, 2025. Consolidated Funds’ expense increased $7.0 million, from $0.4 million for the nine months ended September 30, 2024 to $7.4 million for the nine months ended September 30, 2025. Net consolidated Funds’ investment gain increased $20.7 million from $6.5 million for the nine months ended September 30, 2024 to $27.2 million for the nine months ended September 30, 2025. These movements relate to the underlying activity of our consolidated Funds.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Numerator: Operating income	$26.6	$27.0	$74.7	$70.5
Denominator: Total revenue	$144.2	$123.1	$391.5	$337.8
U.S. GAAP operating margin(1)	18.4%	21.9%	19.1%	20.9%

Numerator: Total operating expenses(2)	$112.3	$95.9	$309.4	$266.9
Denominator: Management fee revenue	$136.1	$112.1	$371.3	$319.8
U.S. GAAP operating expense / management fee revenue(3)	82.5%	85.5%	83.3%	83.5%

Numerator: Variable compensation	$31.8	$29.4	$93.6	$83.7
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$61.0	$58.8	$175.9	$160.0
U.S. GAAP variable compensation ratio(3)	52.1%	50.0%	53.2%	52.3%

Numerator: Acadian LLC key employee distributions	$5.2	$3.1	$12.3	$7.4
Denominator: Operating income before Acadian LLC key employee distributions(2)(4)(5)	$29.2	$29.4	$82.3	$76.3
U.S. GAAP Acadian LLC key employee distributions ratio(3)	17.8%	10.5%	14.9%	9.7%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin is 17.6% for the three months ended September 30, 2025, 21.5% for the three months ended September 30, 2024, 18.5% for the nine months ended September 30, 2025, and 20.5% for the nine months ended September 30, 2024.

(2)Excludes consolidated Funds’ expense of $5.3 million for the three months ended September 30, 2025, $0.2 million for the three months ended September 30, 2024, $7.4 million for the nine months ended September 30, 2025, and $0.4 million for the nine months ended September 30, 2024.
(3)Excludes the effect of Funds consolidation for the three and nine months ended September 30, 2025 and 2024.
(4)Excludes consolidated Funds’ revenue of $7.9 million for the three months ended September 30, 2025, $0.9 million for the three months ended September 30, 2024, $12.1 million for the nine months ended September 30, 2025, and $2.0 million for the nine months ended September 30, 2024.
(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Operating income	$26.6	$27.0	$74.7	$70.5
Acadian LLC key employee distributions	5.2	3.1	12.3	7.4
Operating income of consolidated Funds	(2.6)	(0.7)	(4.7)	(1.6)
Operating income before Acadian LLC key employee distributions	29.2	29.4	82.3	76.3
Variable compensation	31.8	29.4	93.6	83.7
Operating income before variable compensation and Acadian LLC key employee distributions	$61.0	$58.8	$175.9	$160.0

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
ENI is an important measure to investors because it is used by us to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with Acadian LLC. For a further discussion of how we use ENI and why ENI is useful to investors, see “Overview — How We Measure Performance.”

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2025 and 2024
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2025	2024	2025	2024
U.S. GAAP net income attributable to controlling interests		$15.1	$16.9	$45.3	$42.5
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	16.3	9.3	35.7	19.6
ii.	Amortization of acquired intangible assets	—	—	—	—
iii.	Capital transaction costs	0.1	—	0.2	0.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(0.9)	(3.0)	(3.5)	(4.4)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.4	0.8	1.2
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	(0.2)	—	(0.7)	1.4
vii.	ENI tax normalization	0.7	0.3	1.3	0.9
Tax effect of above adjustments, as applicable(3)		(4.2)	(1.7)	(8.7)	(4.6)
Economic net income		$27.2	$22.2	$70.4	$56.8

(1)The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2025 and 2024 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Seed/Co-investment gains	$(2.2)	$(4.1)	$(7.4)	$(6.9)
Financing costs:
Seed/Co-investment average balance	79.6	65.5	79.8	50.1
Blended interest rate*	6.5%	6.5%	6.5%	6.5%
Financing costs	1.3	1.1	3.9	2.5
Net seed/co-investment gains and financing	$(0.9)	$(3.0)	$(3.5)	$(4.4)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended September 30, 2025 includes severance-related items of $(0.2) million. The three months ended September 30, 2024 includes severance-related items of $(0.3) million and costs associated with the transfer of an insurance policy from our former parent of $0.3 million. The nine months ended September 30, 2025 includes severance-related items of $(0.7) million. The nine months ended September 30, 2024 includes severance-related items of $(0.8) million, costs associated with the transfer of an insurance policy from our former parent of $0.9 million, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP revenue	$144.2	$123.1	$391.5	$337.8
Exclude revenue from consolidated Funds	(7.9)	(0.9)	(12.1)	(2.0)
ENI revenue	$136.3	$122.2	$379.4	$335.8
The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Management fees(1)	$136.1	$112.1	$371.3	$319.8
Performance fees(2)	0.2	10.1	8.1	16.0
ENI revenue	$136.3	$122.2	$379.4	$335.8

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP operating expense	$117.6	$96.1	$316.8	$267.3
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(16.3)	(9.3)	(35.7)	(19.6)
Restructuring costs(1)	0.2	—	0.8	(1.4)
Funds’ operating expense	(5.3)	(0.2)	(7.4)	(0.4)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(32.1)	(29.6)	(94.4)	(83.6)
Acadian LLC key employee distributions	(5.2)	(3.1)	(12.3)	(7.4)
ENI operating expense	$58.9	$53.9	$167.8	$154.9

(1)The three months ended September 30, 2025 includes $(0.2) million of severance-related items. The three months ended September 30, 2024 includes $(0.3) million of severance-related items and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2025 includes $(0.7) million of severance-related items. The nine months ended September 30, 2024 includes $(0.8) million of severance-related items, $0.9 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million.
(2)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that is included within restructuring costs. The three and nine months ended September 30, 2024 excludes $(0.3) million and $(0.8) million, respectively, of severance-related items that is included within restructuring costs. The nine months ended September 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included with restructuring costs.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Fixed compensation & benefits(1)	$28.0	$24.5	$77.3	$72.3
General and administrative expenses(2)	26.8	24.9	78.0	68.9
Depreciation and amortization	4.1	4.5	12.5	13.7
ENI operating expense	$58.9	$53.9	$167.8	$154.9

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2025 and 2024 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Total U.S. GAAP compensation and benefits expense	$84.7	$69.6	$229.3	$189.9
Non-cash key employee equity and profit interest revaluations excluded from ENI	(16.3)	(9.3)	(35.7)	(19.6)
Sales-based compensation reclassified to ENI general & administrative expenses	(3.4)	(3.3)	(10.4)	(6.9)
Acadian LLC key employee distributions	(5.2)	(3.1)	(12.3)	(7.4)
Restructuring expenses(a)	0.3	0.2	0.8	(0.1)
Variable compensation	(32.1)	(29.6)	(94.4)	(83.6)
ENI fixed compensation and benefits	$28.0	$24.5	$77.3	$72.3

(a)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that is included within restructuring costs. The three and nine months ended September 30, 2024 excludes $(0.3) million and $(0.8) million, respectively, of severance-related items that is included within restructuring costs. The nine months ended September 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included with restructuring costs.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP general and administrative expense	$23.5	$21.8	$67.6	$62.9
Sales-based compensation	3.4	3.3	10.4	6.9
Restructuring costs(a)	(0.1)	(0.2)	—	(0.9)
ENI general and administrative expense	$26.8	$24.9	$78.0	$68.9

(a)Reflects $0.3 million and $0.9 million, respectively, of costs associated with the transfer of an insurance policy from our former parent for the three and nine months ended September 30, 2024.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2025 and 2024. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Numerator: ENI operating earnings(1)	$45.3	$38.7	$117.2	$97.3
Denominator: ENI revenue	$136.3	$122.2	$379.4	$335.8
ENI operating margin(2)	33.2%	31.7%	30.9%	29.0%

Numerator: ENI operating expense	$58.9	$53.9	$167.8	$154.9
Denominator: ENI management fee revenue(3)	$136.1	$112.1	$371.3	$319.8
ENI operating expense ratio(4)	43.3%	48.1%	45.2%	48.4%

Numerator: ENI variable compensation	$32.1	$29.6	$94.4	$83.6
Denominator: ENI earnings before variable compensation(1)(5)	$77.4	$68.3	$211.6	$180.9
ENI variable compensation ratio(6)	41.5%	43.3%	44.6%	46.2%

Numerator: Acadian LLC key employee distributions	$5.2	$3.1	$12.3	$7.4
Denominator: ENI operating earnings(1)	$45.3	$38.7	$117.2	$97.3
ENI Acadian LLC key employee distributions ratio(7)	11.5%	8.0%	10.5%	7.6%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP operating income	$26.6	$27.0	$74.7	$70.5
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	16.3	9.3	35.7	19.6
Goodwill impairment and amortization of acquired intangible assets	—	—	—	—
Restructuring costs(a)	(0.2)	—	(0.8)	1.4
Acadian LLC key employee distributions	5.2	3.1	12.3	7.4
Variable compensation	32.1	29.6	94.4	83.6
Funds’ operating income	(2.6)	(0.7)	(4.7)	(1.6)
ENI earnings before variable compensation	77.4	68.3	211.6	180.9
Less: ENI variable compensation(b)	(32.1)	(29.6)	(94.4)	(83.6)
ENI operating earnings	45.3	38.7	117.2	97.3
Less: ENI Acadian LLC key employee distributions	(5.2)	(3.1)	(12.3)	(7.4)
ENI earnings after Acadian LLC key employee distributions	$40.1	$35.6	$104.9	$89.9

(a)The three months ended September 30, 2025 includes $(0.2) million of severance-related items. The three months ended September 30, 2024 includes $(0.3) million of severance-related items and $0.3 million costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2025 includes $(0.7) million of severance-related items. The nine months ended September 30, 2024 includes $(0.8) million of severance-related items, $0.9 million of costs associated with the transfer of an insurance policy from our former parent, and $1.3 million of costs associated with the wind-down of the MACS business in the standalone format.
(b)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that are included within restructuring costs. The three and nine months ended September 30, 2024 excludes $(0.3) million and $(0.8) million, respectively, of severance-related items that are included within restructuring costs. The nine months ended September 30, 2024 excludes $0.9 million of costs associated with the wind-down of the MACS business in the standalone format.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 17.6% for the three months ended September 30, 2025, 21.5% for the three months ended September 30, 2024, 18.5% for the nine months ended September 30, 2025, and 20.5% for the nine months ended September 30, 2024.
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
Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Pre-tax economic net income(1)	$37.8	$32.6	$97.2	$80.4
Taxes at the U.S. federal and state statutory rates(2)	(10.4)	(8.9)	(26.6)	(22.0)
Other reconciling tax adjustments	(0.2)	(1.5)	(0.2)	(1.6)
Tax on economic net income	(10.6)	(10.4)	(26.8)	(23.6)
Economic net income	$27.2	$22.2	$70.4	$56.8
Economic net income effective tax rate(3)	28.0%	31.9%	27.6%	29.4%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
U.S. GAAP interest income	$0.9	$0.6	$2.8	$2.8
U.S. GAAP interest expense	(4.6)	(4.7)	(14.7)	(15.0)
U.S. GAAP net interest expense	(3.7)	(4.1)	(11.9)	(12.2)
Other ENI interest expense exclusions(a)	1.4	1.1	4.2	2.7
ENI net interest expense	(2.3)	(3.0)	(7.7)	(9.5)
ENI earnings after Acadian LLC key employee distributions(b)	40.1	35.6	104.9	89.9
Pre-tax economic net income	$37.8	$32.6	$97.2	$80.4

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs.
(b)ENI earnings after Acadian LLC key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Acadian LLC key employee distributions. Refer to “Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income to ENI earnings after Acadian LLC key employee distributions.
(2)Taxed at U.S. Federal and State statutory rate of 27.3%.
(3)The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.
Investments
The value of our seed capital investments was $95.1 million as of September 30, 2025 and $90.3 million as of December 31, 2024, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	September 30, 2025	December 31, 2024
Investments per Condensed Consolidated Balance Sheets	$40.8	$67.9
Seed capital investment in consolidated Funds	91.7	70.9
Investments related to long-term incentive compensation plans	(37.4)	(48.5)
Total seed capital investments	$95.1	$90.3

    Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include global, emerging market, non-U.S., small cap and enhanced equities, as well as credit and alternative capabilities. This segment consists of our ownership interest in Acadian LLC.

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

    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Management fees	$136.1	$112.1	$371.3	$319.8
Performance fees	0.2	10.1	8.1	16.0
Segment ENI revenue	$136.3	$122.2	$379.4	$335.8
Quant & Solutions Segment ENI Revenue
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Quant & Solutions ENI revenue increased $14.1 million, or 11.5%, from $122.2 million for the three months ended September 30, 2024 to $136.3 million for the three months ended September 30, 2025. The increase was mainly attributable to 21.4% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, offset by (98.0)% lower performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Quant & Solutions ENI revenue increased $43.6 million, or 13.0%, from $335.8 million for the nine months ended September 30, 2024 to $379.4 million for the nine months ended September 30, 2025. The increase was attributable to 16.1% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, offset by (49.4)% lower performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time periods.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expense for the three and nine months ended September 30, 2025 and 2024:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed compensation & benefits	$26.4	$22.7	$72.7	$66.9
Variable compensation	31.1	29.0	91.3	81.8
Acadian LLC key employee distributions	5.2	3.1	12.3	7.4
Depreciation and amortization	4.1	4.5	12.5	13.7
General and administrative expense	25.3	22.7	72.2	62.7
Segment ENI expenses	$92.1	$82.0	$261.0	$232.5

Quant & Solutions Segment ENI Expense
Three months ended September 30, 2025 compared to three months ended September 30, 2024: Quant & Solutions segment ENI expenses increased $10.1 million, or 12.3%, from $82.0 million for the three months ended September 30, 2024 to $92.1 million for the three months ended September 30, 2025. Quant & Solutions ENI fixed compensation and benefits expense increased 16.3%, reflecting cost of living increases, higher payroll taxes and employee benefits. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 7.2% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the three months ended September 30, 2025. Acadian LLC key employee distributions attributable to Quant & Solutions increased 67.7%. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 11.5%, reflecting higher portfolio administrative, consulting and system costs, partially offset by the impact of foreign currency changes.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Quant & Solutions segment ENI expenses increased $28.5 million, or 12.3%, from $232.5 million for the nine months ended September 30, 2024 to $261.0 million for the nine months ended September 30, 2025. Quant & Solutions ENI fixed compensation and benefits expense increased 8.7%, reflecting cost of living increases, higher payroll taxes and employee benefits. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 11.6% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the nine months ended September 30, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. Acadian LLC key employee distributions attributable to Quant & Solutions increased 66.2%. The change in Acadian LLC key employee distributions during the nine months ended September 30, 2025 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 15.2% primarily due to higher sales-based compensation, system, recruiting, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Unallocated corporate expenses(1)	$4.2	$4.9	$13.5	$14.3

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis.

Three months ended September 30, 2025 compared to three months ended September 30, 2024: Unallocated corporate expense decreased $(0.7) million, or (14.3)%, from $4.9 million for the three months ended September 30, 2024 to $4.2 million for the three months ended September 30, 2025. The decrease was driven by lower general and administrative expense, slightly offset by higher compensation and benefits expense.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024: Unallocated corporate expense decreased $(0.8) million, or (5.6)%, from $14.3 million for the nine months ended September 30, 2024 to $13.5 million for the nine months ended September 30, 2025. The decrease was driven by lower general and administrative expense, slightly offset by higher compensation and benefits expense.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Cash provided by (used in)(1)
Operating activities	$63.5	$59.1
Investing activities	8.7	(48.3)
Financing activities	(50.1)	(104.1)

(1)Excludes consolidated Funds.
Comparison for the nine months ended September 30, 2025 and 2024
Net cash from operating activities, excluding consolidated Funds, increased $4.4 million, from net cash provided of $59.1 million for the nine months ended September 30, 2024 to net cash provided of $63.5 million for the nine months ended September 30, 2025, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the nine months ended September 30, 2025, net cash from investing activities, excluding consolidated Funds, changed by $57.0 million, from $(48.3) million used in the nine months ended September 30, 2024 to $8.7 million provided in the nine months ended September 30, 2025, driven by higher net sales of investment securities in the nine months ended September 30, 2025. Net cash used in financing activities, excluding consolidated Funds, changed by $54.0 million, from $(104.1) million used in the nine months ended September 30, 2024 to $(50.1) million used in the nine months ended September 30, 2025, primarily due to higher share repurchases in the nine months ended September 30, 2024.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net income attributable to controlling interests	$15.1	$16.9	$45.3	$42.5
Net interest expense to third parties	3.7	4.1	11.9	12.2
Income tax expense	7.4	9.4	20.2	21.1
Depreciation and amortization	4.1	4.5	12.5	14.1
EBITDA	$30.3	$34.9	$89.9	$89.9
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	17.2	9.4	37.6	20.2
Gain on seed and co-investments	(2.2)	(4.1)	(7.4)	(6.9)
Restructuring(1)	(0.2)	0.2	(0.7)	1.1
Adjusted EBITDA	$45.1	$40.4	$119.4	$104.3
ENI net interest expense to third parties	(2.3)	(3.0)	(7.7)	(9.5)
Depreciation and amortization(2)	(5.0)	(4.8)	(14.5)	(14.4)
Tax on economic net income	(10.6)	(10.4)	(26.8)	(23.6)
Economic net income	$27.2	$22.2	$70.4	$56.8

(1)The three months ended September 30, 2025 includes $(0.2) million of severance-related items. The three months ended September 30, 2024 includes $(0.3) million of severance-related items and $0.3 million of costs associated with the transfer of an insurance policy from our former parent. The nine months ended September 30, 2025 includes $(0.7) million of severance-related items. The nine months ended September 30, 2024 includes $(0.8) million of severance-related items, $0.9 million of costs associated with the transfer of an insurance policy from our former parent, and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million.
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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. As of September 30, 2025, we have $117.3 million in cash and cash equivalents and $95.1 million in seed capital investments. On October 30, 2025, we issued a notice for the full redemption of all $275 million aggregate principal amount outstanding of our 4.80% Senior Notes due July 27, 2026 (the “2026 Notes”).

    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	September 30, 2025	December 31, 2024	Interest rate	Maturity
Revolving credit facility:
$140 million revolving credit facility(1)	$—	$—	Variable rate	August 29, 2027
Total revolving credit facility	$—	$—
Third party borrowings:
$275 million 4.80% Senior Notes Due 2026(2)	$274.6	$274.3	4.80%	July 27, 2026
Total third party borrowings	$274.6	$274.3

(1)On October 28, 2025, Acadian LLC’s $140 million revolving credit facility was terminated and replaced with a new $175 million revolving credit facility. On October 28, 2025, Acadian LLC also entered into a $200 million delayed draw term loan facility.
(2)On October 30, 2025, we issued a notice for the full redemption of all $275 million aggregate principal amount outstanding of our 2026 Notes.
Revolving Credit Facility
On August 29, 2024, Acadian LLC, Royal Bank of Canada, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., the Bank of New York Mellon, Bank of America N.A., as an issuing bank, and Citibank, N.A., as an issuing bank and administrative agent (collectively, the “Lenders”), entered into a new revolving credit facility agreement (the “Acadian LLC Credit Agreement”), which replaced Acadian LLC’s revolving credit facility dated as of March 7, 2022 (the “Prior Credit Agreement”). The maturity date of the Prior Credit Agreement was March 7, 2025, and the maturity date of the Acadian LLC Credit Agreement was August 29, 2027. On October 28, 2025, Acadian LLC terminated the Acadian LLC Credit Agreement, as described below.
Borrowings under the Acadian LLC Credit Agreement bore interest, at Acadian LLC’s option, at the per annum rate equal to either (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the secured overnight financing rate for a one month period plus a credit spread adjustment of 0.10% (“Adjusted Term SOFR”) plus 1%, plus, in each case an additional amount ranging from 0.5% to 1.0%, with such additional amount based on Acadian LLC’s Leverage Ratio (as defined below) or (b) Adjusted Term SOFR plus an additional amount ranging from 1.5% to 2.0%, with such additional amount based on Acadian LLC’s Leverage Ratio. In addition, Acadian LLC was charged a commitment fee based on the average daily unused portion of the revolving credit facility under the Acadian LLC Credit Agreement at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio.
Under the Acadian LLC Credit Agreement, the ratio of Acadian LLC’s third-party borrowings to Acadian LLC’s trailing twelve months Adjusted EBITDA, as defined by the Acadian LLC Credit Agreement (the “Leverage Ratio”), could not exceed 2.5x and the ratio of Acadian LLC’s trailing twelve months Adjusted EBITDA to Acadian LLC’s interest expense (the “Interest Coverage Ratio”) could not be less than 4.0x. At September 30, 2025, Acadian LLC’s Leverage Ratio was 0.0x and Acadian LLC’s Interest Coverage Ratio was 142.0x.

On October 28, 2025 (the “Closing Date), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement (the “DDTL Credit Agreement”) and a Revolving Credit Agreement (the “Revolving Credit Agreement”).
The DDTL Credit Agreement provides for a delayed draw term loan facility in an aggregate principal amount, as of the Closing Date, of up to $200 million (the “Term Facility”). The term loans mature on October 28, 2028. Subject to certain conditions, Acadian LLC may increase the size of the Term Facility to an aggregate maximum principal amount of $275 million. None of the lenders under the Term Facility are obligated to provide such additional commitments to Acadian LLC.
Proceeds of the Term Facility are intended to fund, in part, the redemption of the Company’s 2026 Notes, as described below.
Loans under the DDTL Credit Agreement bear interest, at Acadian LLC’s option, at a rate per annum equal to (i) Term SOFR for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s consolidated leverage ratio or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America’s published “prime rate” and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s consolidated leverage ratio.
Financial covenants under the Term Facility include the quarterly maintenance by the Company of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC.
On the Closing Date, Acadian LLC terminated the Acadian LLC Credit Agreement and entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”), among Acadian LLC, the lenders from time to time party thereto, Bank of America, N.A., as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto.
The Revolving Credit Agreement provides for senior unsecured revolving credit commitments as of the Closing Date in an aggregate principal amount, as of the Closing Date, of up to $175 million (the “Revolving Facility”). The revolving commitments mature on October 28, 2028. Subject to certain conditions, Acadian LLC may increase the size of the Revolving Facility to an aggregate maximum principal amount of $275 million, which may be established in the form of revolving commitments or term loan commitments. None of the lenders under the Revolving Facility are obligated to provide such additional commitments to Acadian LLC.

Borrowings under the Revolving Credit Agreement bear interest, at Acadian LLC's option, at a rate per annum equal to (i) Term SOFR (as defined in the Revolving Credit Agreement) for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s consolidated leverage ratio or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America's published "prime rate" and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s consolidated leverage ratio. The Company is required to pay a commitment fee at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Leverage Ratio on the daily undrawn amount of the revolving commitments, and customary letter of credit participation and fronting fees.
Redemption of 4.80% Senior Notes
On October 30, 2025, the Company issued a notice for the full redemption of all $275 million aggregate principal amount outstanding of its 2026 Notes.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by certain key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	September 30, 2025	December 31, 2024
($ in millions)
Share-based payments liability	$34.0	$25.4
Profit interests liability	44.3	18.7
Employee equity	78.3	44.1
Voluntary deferral plan liability	37.2	48.4
Total	$115.5	$92.5
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
Additionally, we have recorded accrued incentive compensation of $96.2 million and $119.6 million on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $5.9 million, $13.9 million and $0.0 million is expected to be recognized in the years ending December 31, 2025, 2026 and 2027, respectively.
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
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which may include, from time to time, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business, our expected future net cash flows, our anticipated expense levels, capital management, financial condition, results of operations and cash flows, expected use of capital resources and/or expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our model for assessing the impact of market risk on our results uses September 30, 2025 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2025. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2025.
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
The value of our assets under management was $166.4 billion as of September 30, 2025. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $57 million based on our effective weighted average fee rate of approximately 35 basis points in the most recent quarter. Approximately $22 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $6 million impact to our gross performance fees based on our trailing twelve-month performance fees of $64 million as of September 30, 2025. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $24 million in our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2025.

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

•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $166 billion of equity assets under management to increase or decrease by $17 billion, resulting in a change in annualized management fee revenue of $57 million and an annual change in post-tax economic net income of approximately $22 million given our cost structure, operating model, and effective weighted average fee rate of 35 basis points at the current mix of strategies as of September 30, 2025. Approximately $22 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $2 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2025.
•Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate that a 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $117 billion of foreign currency denominated AUM to increase or decrease by $12 billion, resulting in a change in annualized management fee revenue of $46 million and an annual change in post-tax economic net income of $18 million, based on effective weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of September 30, 2025. Approximately $15 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2025.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility. Interest on borrowings under the revolving credit facility is based upon variable interest rates. There were no borrowings under our revolving credit facility as of September 30, 2025. We currently do not hedge against interest rate risk. As of September 30, 2025, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the nine months ended September 30, 2025.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)(1)
July 1-31, 2025	—	$—	—	$37.0
August 1-31, 2025	—	—	—	37.0
September 1-30, 2025	102,870	48.58	102,870	32.0
Total	102,870	$48.58	102,870

(1)On February 6, 2025, we announced plans to return capital to shareholders through the repurchase of shares of our common stock. In furtherance thereof, our Board of Directors authorized the repurchase of up to $80 million of our common stock. This authorization has no expiration. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions. The program does not obligate us to repurchase any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 0.1 million shares of common stock with an aggregate purchase price, including commissions, of $5.0 million under this program during the three months ended September 30, 2025.

Item 5.  Other Information.
During our fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

10.1
Delayed Draw Term Loan Credit Agreement, dated as of October 28, 2025, among Acadian Asset Management LLC, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent. incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 30, 2025.

10.2
Revolving Credit Agreement, dated as of October 28, 2025, among Acadian Asset Management LLC, the Lenders from time to time party thereto, Bank of America, N.A., as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on October 30, 2025.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadian Asset Management Inc.

Dated:	November 6, 2025

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Scott Hynes
Scott Hynes Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Chief Accounting Officer (principal accounting officer)