Form 10-K
period 2025-12-31
Acadian Asset Management Inc.
filed 2026-02-27
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $35.24 on that date on the New York Stock Exchange, was $935,317,174. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s shares of common stock are affiliates. There were 35,722,568 shares of the registrant’s shares of common stock outstanding on February 25, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 11, 2026 are incorporated by reference into Part III.

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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” These risks include, among others, the following key risks:
•Our overall financial results are dependent on the ability of Acadian LLC to generate earnings
•Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market, economic and other factors;
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

PART I
Item 1.    Business.
Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). With approximately $178 billion of assets under management as of December 31, 2025, Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. The ownership structure of Acadian LLC provides incentives for growth and prudent business management across multiple generations of Acadian LLC partners, who retain meaningful levels of equity in their own business to preserve strong alignment of interests between us, Acadian LLC, their clients, and our stockholders. Our profit-sharing model enables us to participate directly in margin expansion as Acadian LLC grows. Acadian LLC comprises our Quant & Solutions reportable segment.
Acadian LLC
Acadian LLC, founded in 1986, is a leading systematic investment manager with approximately $178 billion in AUM as of December 31, 2025. Acadian LLC pursues a fundamentally grounded, data-rich, and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian LLC applies a range of investment and risk considerations to a universe of 65,000-plus securities taken from over 150 global markets. Acadian LLC manages strategies in developed and developing markets. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives.
Acadian LLC predominantly invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations. The firm’s clients were domiciled in more than 40 countries across the globe as of December 31, 2025. The firm has over 100 investment and research professionals and manages numerous investment products and strategies.
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

Capital Management
Our business generates significant, recurring free cash flow that can be used to return capital to stockholders through share repurchases and dividends, repay outstanding debt, and more broadly create value for our stockholders. In particular, we believe we can generate strong returns on allocated capital by, among other things, (i) providing seed capital to fund new products and strategies; (ii) providing investment capital to support strategic growth initiatives; and (iii) implementing opportunistic share repurchases. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2020 to December 31, 2025, we repurchased approximately 58% of our shares.
Distribution and Client Base
Our distribution is focused on the institutional, sub-advisory, and wealth/other channels. The institutional channel accounts for over 80% of our AUM. Within this channel, we have strong relationships in the public/government pension market and the corporate plan market, which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across industry segments and geographies and have various growth characteristics. Our institutional clients are from across the globe, including, but not limited to, pension funds, state and local governments; sovereign wealth funds, employee benefit plans and foundations and endowments. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. We maintain relationships with a number of insurance companies, private banks, Outsourced Chief Investment Officers (“OCIOs”) and Fund of Funds (“FoFs”). While we market primarily to institutional investors, we also participate in the individual investor market via the sub-advisory and wealth/other channels, which together represent almost 20% of our AUM. Clients within these channels include registered investment advisors, private banks, high net-worth clients, family offices, and defined contribution clients on certain platforms.

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
Our client base is diverse without significant concentration. As of December 31, 2025, our top five client relationships represented approximately 14% of total run rate gross management fee revenue, and our top 25 clients represented approximately 33% of run rate gross management fee revenue. The below graphic shows the breakdown of our assets under management as of December 31, 2025 by client type and client location.

Total AUM:	$177.5 bn
Data as of December 31, 2025
Products and Investment Performance
    Product Mix
We offer leading strategies in developed and developing markets.
The chart below presents our wide range of offerings. These offerings are designed to provide a balanced earnings stream to our business. We believe our offerings are well-positioned in areas of investor demand and the diversity of investment style and asset class can enable us to participate in growing segments of the industry, through a range of investing environments.
Our notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. Enhanced strategies offer attractive risk-adjusted returns with comparatively lower active risk relative to standard active offerings. Extension portfolios are a form of high conviction investing which leverage both long and short positions to increase active views, such as 130/30 products.

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
The charts below reflect performance versus benchmark on a revenue-weighted basis on a trailing three-, five-, and ten-year basis over each of the last five years. Performance figures for all periods are calculated using gross of fee strategy composite returns. Our long-term performance has been strong since 2021. Past performance is no guarantee of future results. This is not investment advice and may not be construed as sales or marketing material for any financial product or service sponsored or provided by Acadian LLC.

Data as of December 31 for the years 2021 to 2025
*Assets representing 89%, 88%, 80%, 91% and 57% of revenue were outperforming benchmarks on a 1- year basis as of December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

The charts below indicate performance as of December 31, 2025 on a revenue-weighted, equal-weighted, and asset-weighted basis relative to benchmark on a trailing three-, five-, and ten-year basis.
Investment Performance*

Data as of December 31, 2025*

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
•the quality, depth, and reputation of the investment teams that execute our strategies;
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
As of December 31, 2025, we had 396 full-time equivalent employees, of which 20 are at Hold Co. None of these employees are represented by any collective bargaining agreements.

Operations and Technology
Our advanced technological capabilities are one of our core strengths. Our investment process is systematically driven and is supported by a sophisticated systems environment, including the use of artificial intelligence. A key tenet of our investment philosophy is that it is crucial to examine as much relevant information about as many companies as possible. Our systems allow us to evaluate a broad array of investment opportunities on a daily basis. Important aspects of our systems environment include powerful servers that receive fundamental data on a continuous basis; proprietary software that transforms the data into stock-specific, macro, and peer forecasts; portfolio optimization software that assists in the creation of customized client portfolios; and a fully automated trading and compliance system. Beyond the investment process infrastructure, we use a number of sophisticated systems to help maximize back-office efficiencies across functions such as operations, accounting, and client reporting.

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
Substantially all of our revenue generation is dependent on Acadian LLC, which receives the majority of its fees based on the values of assets under management. Substantially all of our cash flows consist of distributions received from Acadian LLC. As a result, our cash flows and ability to fund operations are largely dependent upon the profitability of Acadian LLC.

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

Our ability to attract and retain assets under management and generate earnings is dependent on maintaining competitive investment performance, as well as market, economic and other factors.
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
Our investment strategies are materially affected by market and economic conditions throughout the world, including conditions relating to interest rates, availability of credit, inflation rates, economic uncertainty and growth (or contraction), changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates, and liquidity conditions in equity and debt capital markets. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases since 2024, interest rates remain elevated, and the pace of future rate decreases remains uncertain. Periods of elevated inflation and high interest rates can contribute to significant volatility in debt and equity markets and economic deceleration, which may adversely impact the value of our clients' investments and our ability to attract and retain assets under management. Any of these factors could have a negative impact on our results of operations and financial conditions.
We derive a substantial portion of our revenue from a limited number of investment strategies.
A significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2025, $81 billion, or 46%, of our assets under management were concentrated across five investment strategies: Acadian Emerging Markets Equity ($21 billion, or 12%) Acadian Enhanced Global Equity ($18 billion, or 10%), Acadian All-Country World ex-U.S. Equity ($17 billion, or 10%), Acadian Non-U.S. Small-Cap Equity ($14 billion, or 8%), and Acadian Non-U.S. Equity ($12 billion, or 6%). Consequently, our results of operations are dependent upon our ability to minimize the risk of outflows from these strategies through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Acadian Emerging Markets Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect our results of operations and investors’ perception of us.
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
A significant amount of our assets under management is represented by strategies that invest in securities of non-U.S. companies. As of December 31, 2025, approximately 70% of our AUM is in non-US denominated currencies. Fluctuations in foreign currency exchange rates could negatively impact the account values and the investment returns of clients who are invested in these strategies, with a corresponding reduction in management fee income. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies, which in turn would result in lower revenues.
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
In addition to providing investment management services, we must have the necessary operational capabilities to manage our business effectively in accordance with client expectations and applicable law. The required non-investment management functions include sales, marketing, portfolio recordkeeping and accounting, security pricing, trading activity, investor reporting, corporate governance, compliance, net asset value computations, account reconciliations and calculations of required distributions to accounts. Some of these functions are performed either independently or with the support of or in conjunction with us or third-party service providers that we oversee. Also, we may be highly dependent on specially developed proprietary systems, including proprietary computer code. Any material failure to properly develop, update, review, test or maintain sufficient technological infrastructure, including applicable controls, or perform and monitor non-investment management functions and operations, or adequately oversee the entities that provide the services, could result in potential liability to clients, regulatory sanctions, investment losses, loss of clients and damage to our reputation. Our or our third-party service providers’ use of artificial intelligence (“AI”) technologies could result in new and expanded risks, particularly as the use of AI applications increases in prevalence and scope. Our failure to effectively manage the development and use of AI, our competitors' development or use of AI, and an evolving AI regulatory environment could have an adverse effect on our growth prospects, reputation, or business and results of operations.
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
We believe we have strong client and consultant relationships in our core institutional marketplaces, and we depend upon these relationships to successfully market our existing products and strategies and to introduce new products and strategies. As of December 31, 2025, our top five client relationships represented approximately 14% of total run rate gross management fee revenue, and our top 25 clients represented approximately 33% of run rate gross management fee revenue. Total run rate gross management fee revenue reflects the sum for each account at Acadian LLC, of the product of (a) assets under management in each account at December 31, 2025, multiplied by (b) the relevant management fee rate on that account. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our business and negatively impact our results of operations.
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
Pursuant to the Advisers Act, investment advisory agreements between Acadian LLC, which is a U.S. registered investment advisers and its clients are not assignable without the consent of the client. As required by the Investment Company Act of 1940, (the “Investment Company Act”), investment advisory agreements and sub-advisory agreements between Acadian LLC and investment company clients and/or the investment advisers to those investment companies terminate upon their assignment. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of the voting securities of Acadian LLC. A transaction is not deemed an assignment under the Advisers Act or the Investment Company Act, however, if it does not result in a change of actual control or management of Acadian LLC.
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
In addition, the development and use of various technologies based on machine learning and AI is expanding rapidly in our industry. Our use, directly or indirectly, of these technologies could result in new or expanded risks to our business, including but not limited to legal and regulatory risk and the risk that information generated using such technologies is inaccurate, misleading, incomplete or otherwise flawed. To the extent that we do not anticipate or effectively mitigate these risks through policies, controls and procedures, and systems, there could be a material adverse effect on our financial condition and results of operations.

We may be exposed to potential liability as a general partner or a controlling person.
Acadian LLC may serve as general partner, managing member or their equivalents for investment products that are organized as partnerships or other commingled vehicles. As such, we may be exposed to liability in the limited liability company, partnership or investment vehicle or required to undertake certain obligations under applicable law that we or they otherwise would not be required to undertake as a holding company or investment adviser. In addition, we may be deemed to be a control person of Acadian LLC as that term is defined in various U.S. federal and state statutes and, as such, potentially liable for the acts of Acadian LLC or its employees. Consequently, if under such circumstances Acadian LLC incurs liabilities or expenses that exceed its ability to pay, we may be directly or indirectly liable for its payment to the extent provided in the governing documents of the limited liability company, partnership or investment vehicle or under applicable law. While we maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that claims will not be made against us that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that an adequate amount of insurance coverage will continue to be available to us at a reasonable cost. A judgment against us in excess of available insurance coverage could have a material adverse impact on our business and financial condition.
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
As of December 31, 2025, we had approximately $90 million committed to seed capital, which is currently invested in seven products. The amount we commit to, or invest in, seed capital could change materially from time to time in our discretion based on the needs of the business. The capital utilized in the seed portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed capital would adversely impact our results of operations or financial condition.
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
As of December 31, 2025, we had $200.0 million of long-term debt outstanding. For additional information regarding our long-term debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Borrowings and Debt.”

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
Our ability to finance our operations, strategic initiatives and maturing obligations is dependent on our future operating performance and other financing options. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and negatively impact our financial condition.
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
We are subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, certain of our processing activities are subject to the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and also as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”), along with the Data Protection Act 2018 and the Data (Use and Access) Act in the U.K. (together “EU/U.K. Data Protection Laws”). The EU/U.K. Data Protection Laws have a wide territorial reach and apply to data controllers and data processors which have an establishment in the EU/U.K., or which offer goods or services to, or monitor the behavior of, data subjects in the EU and U.K. The EU/U.K. Data Protection Laws impose stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the EU/U.K. Data Protection Laws and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting breaches to data protection authorities and, in some cases, affected individuals. The EU/U.K. Data Protection Laws give strong enforcement powers to data protection authorities in the EU/U.K., and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million/£17.5 million (as applicable) (whichever is higher), depending on the type and severity of the breach.
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
Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”), and other anti-corruption laws that apply in countries where we do business. The FCPA, the Bribery Act and other applicable anti-corruption laws generally prohibit us and our employees and intermediaries from paying bribes, receiving bribes or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that may pose an elevated risk of corruption, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under FCPA, the Bribery Act or local anti-corruption laws.
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
Furthermore, the development and use of various technologies based on machine learning and AI is expanding rapidly in our industry. To the extent we do not effectively avail ourselves of new technologies, others in our industry may have a competitive advantage over us, which could have a material adverse effect on our financial condition and results of operations.
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
Acadian LLC is subject to extensive regulation in the U.S. through its primary regulator, the SEC, under the Advisers Act. To the extent Acadian LLC acts as investment adviser or sub-adviser to registered investment companies, it must also comply with the terms of the Investment Company Act and the rules thereunder. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Acadian LLC may also be subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc. and state regulators.

We also are subject to the regulatory environments of the non-U.S. jurisdictions in which we operate, some of which also recently implemented or are in the process of implementing changes in regulations. In the U.K., we are subject to regulation by the Financial Conduct Authority, which imposes a comprehensive system of regulation on investment advisers and the manner in which we conduct our business. We may also be registered from time to time in jurisdictions outside of the United States and will be subject to applicable regulation in those jurisdictions. We additionally are subject to regulation relating to the offer and sale of financial products in each of the EU countries in which we operate. The system of financial regulation outside the United States continues to develop and evolve and, as a result, the rules to which we are subject (including rules relating to the remuneration of staff) are and will continue to be subject to change. As we execute on our growth strategy and continue to expand our distribution efforts into non-U.S. jurisdictions, including other member countries of the EU, Latin America, the Middle East and Asian countries, we may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our business and with respect to which we may have limited or no compliance experience. Our lack of experience in complying with any such non-U.S. or non-English laws and regulations may increase our risk of becoming a party to litigation or subject to regulatory actions. Additionally, one or more of the jurisdictions in which we operate may require our stockholders to seek the approval of, or provide notice to, an applicable regulator before acquiring a substantial amount of our outstanding shares.
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
As of December 31, 2025, Paulson & Co. Inc. (“Paulson”) and related parties thereof held 21.8% of our common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our common stock. It also may make it difficult for other stockholders to replace management and may adversely impact the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with significant stockholders. Additional repurchases of our common stock could, without any action by Paulson, further increase Paulson’s concentration of ownership. Additionally, Paulson has the right to appoint one director so long as it holds at least 7% of our outstanding common stock. Paulson also has the right to transfer this appointment right to a transferee that acquires from Paulson the foregoing percentage of our common stock, at which point such unknown third party may have a meaningful ability to influence our business.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Our management and other personnel devote substantial time to compliance with our public company obligations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
Our Management Risk Committee (MRC) collaborates with our Chief Technology Officer (CTO) and Chief Information Security Officer (CISO) along with the IT Department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our CTO and CISO along with the IT Department implement processes and technologies to provide security monitoring and vulnerability management. We have an incident response plan in place with designated roles and responsibilities for responding to and escalating cybersecurity events and incidents.
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
Our cybersecurity program is managed by our CTO and CISO, who have served in this role since 2025. Our CISO has over 25 years of industry experience in information technology and maintains industry certifications such as the ISC2 CISSP.
Reporting to the Audit Committee of our Board of Directors, our CTO and CISO may address overall assessment of the Company’s compliance with our cybersecurity policies and procedures, risk management, service provider arrangements, testing results and security incident response and makes recommendations for changes and updates to policies, procedures, and technologies related to cybersecurity and IT risk management.

Item 2.    Properties.
Our principal executive office is located at 200 State Street, Suite 601A, Boston, Massachusetts 02109. Acadian LLC has its own primary office in Boston, MA where core investment management activities take place. In addition, Acadian LLC has leased secondary offices to support research, distribution and client servicing. Key locations for secondary offices include (but are not limited to) London, Singapore and Sydney. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “AAMI.” As of February 25, 2026 there were two registered stockholders of record.

Financial Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AAMI under the Securities Act.
The following graph compares the cumulative stockholder return on our common stock during the five-year period ending December 31, 2025, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Financial Sector Index.

$300
$250
$200
$150
$100
$50
$-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
•U.S. GAAP Results of Operations for the years ended December 31, 2025, 2024 and 2023 includes an explanation of changes in our U.S. GAAP revenue, expense and other items over the last three years as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure—Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the years ended December 31, 2025, 2024 and 2023, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
•Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Working Capital and Long-Term Debt; Borrowings and Debt; Other Compensation Liabilities; Adjusted EBITDA; Future Capital Needs; and Commitments, Contingencies and Off-Balance Sheet Obligations. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.

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
Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian LLC. Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. Acadian LLC comprises our Quant & Solutions reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, and Systematic Credit. This segment consists of our ownership interest in Acadian LLC.
Hold Co is included within the Unallocated Corporate expenses category.
Under U.S. GAAP, Acadian LLC is consolidated into our financial statements. We may also be required to consolidate Acadian LLC’s sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. As of December 31, 2025, approximately $23 billion, or 13%, of our AUM was in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
U.S. GAAP Basis
Revenue	$563.7	$505.6	$426.6	$58.1	$79.0
Pre-tax income attributable to controlling interests	116.6	123.9	95.2	(7.3)	28.7
Net income attributable to controlling interests	80.0	85.0	65.8	(5.0)	19.2
U.S. GAAP operating margin(1)	23%	27%	25%	(337) bps	195 bps
Earnings per share, basic ($)	$2.21	$2.25	$1.59	$(0.04)	$0.66
Earnings per share, diluted ($)	2.21	2.22	1.55	$(0.01)	$0.67
Basic shares outstanding (in millions)	36.2	37.8	41.5	(1.6)	(3.7)
Diluted shares outstanding (in millions)	36.2	38.3	42.5	(2.1)	(4.2)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$549.1	$502.5	$423.6	$46.6	$78.9
Pre-tax economic net income(5)	163.7	146.2	103.4	17.5	42.8
Adjusted EBITDA	$192.9	$177.1	$133.8	$15.8	$43.3
ENI operating margin(6)	35%	33%	28%	207 bps	499 bps
Economic net income(7)	117.6	105.8	75.7	11.8	30.1
ENI diluted EPS ($)	$3.25	$2.76	$1.78	$0.49	$0.98

Other Operational Information
Assets under management (AUM) (in billions)	$177.5	$117.3	$103.7	$60.2	$13.6
Net client cash flows (in billions)	29.4	1.8	(2.3)	27.6	4.1

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”
(3)Excludes severance-related items of $(1.0) million for the year ended December 31, 2025. Excludes severance-related items of $(1.0) million, costs associated with the transfer of an insurance policy from our former parent of $1.3 million, and costs associated with the wind-down of the Multi-Asset Class Strategy, or “MACS” business in the standalone format of $1.3 million for the year ended December 31, 2024. Excludes severance costs of $7.3 million, legal-related restructuring costs at the Hold Co of $0.9 million and costs associated with the transfer of an insurance policy from our former parent of $1.3 million for the year ended December 31, 2023.
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
Our total assets under management were $177.5 billion, $117.3 billion and $103.7 billion as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2025		December 31, 2024		December 31, 2023
	AUM	% of total	AUM	% of total	AUM	% of total
Enhanced Equity	40.0	22.5%	10.8	9.2%	4.4	4.2%
Non-U.S. Equity	38.4	21.6%	$26.6	22.7%	$24.6	23.7%
Small Cap Equity	32.8	18.5%	25.0	21.3%	21.9	21.1%
Global Equity	22.9	12.9%	19.0	16.2%	14.5	14.0%
Emerging Markets Equity	26.0	14.7%	18.1	15.4%	16.7	16.1%
Other	17.4	9.8%	17.8	15.2%	21.6	20.9%
Total assets under management	177.5		$117.3		$103.7
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2025		December 31, 2024		December 31, 2023
	AUM	% of total	AUM	% of total	AUM	% of total
Institutional	$144.5	81.4%	$93.0	79.3%	$81.7	78.8%
Sub-advisory	16.8	9.5%	13.1	11.2%	13.6	13.1%
Wealth/Other	16.2	9.1%	11.2	9.5%	8.4	8.1%
Total assets under management	$177.5		$117.3		$103.7
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2025		December 31, 2024		December 31, 2023
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$99.5	56.1%	$74.7	63.7%	$70.2	67.7%
EMEA	37.7	21.2%	16.9	14.4%	16.5	15.9%
Asia Pacific	31.2	17.6%	18.8	16.0%	11.2	10.8%
Other	9.1	5.1%	6.9	5.9%	5.8	5.6%
Total assets under management	$177.5		$117.3		$103.7
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.

The following table summarizes our asset flows and market appreciation by segment for each of the periods indicated:

($ in billions, unless otherwise noted)	Years ended December 31,
	2025	2024	2023
Quant & Solutions
Beginning balance	$117.3	$103.7	$93.6
Gross inflows	55.0	21.2	9.3
Gross outflows	(29.2)	(22.7)	(15.2)
Reinvested income and distributions	3.6	3.3	3.6
Net flows	29.4	1.8	(2.3)
Market appreciation (depreciation)	30.8	11.8	12.4
Ending balance	$177.5	$117.3	$103.7
Average AUM	$144.3	$112.3	$98.4

We also analyze our asset flows by client type and client location. Our client types include:
i.Institutional, which includes assets managed for public/government pension funds and other investments, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national investments; also includes corporate and union-sponsored pension plans; and other investments
ii.Sub-advisory, which includes assets managed for third-party mutual funds sponsored by platforms in the U.S. or abroad, where the end client is typically retail;
iii.Wealth/other, which includes assets managed for registered investment advisor clients, private banks, high-net-worth clients, and family offices, defined contribution clients on certain platforms, mutual funds directly sponsored by Acadian LLC, and other assets.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2025	2024	2023

Institutional
Beginning balance	$93.0	$81.7	$74.9
Gross inflows	46.0	15.0	5.2
Gross outflows	(21.5)	(15.5)	(11.1)
Reinvested income and distributions	2.8	2.5	2.8
Net flows	27.3	2.0	(3.1)
Market appreciation (depreciation)	24.2	9.3	9.9
Ending balance	$144.5	$93.0	$81.7

Sub-advisory
Beginning balance	$13.1	$13.6	$11.8
Gross inflows	5.3	3.0	2.2
Gross outflows	(5.4)	(5.1)	(1.9)
Reinvested income and distributions	0.4	0.4	0.5
Net flows	0.3	(1.7)	0.8
Market appreciation (depreciation)	3.4	1.2	1.0
Ending balance	$16.8	$13.1	$13.6

Wealth / Other
Beginning balance	$11.2	$8.4	$6.9
Gross inflows	3.7	3.2	1.9
Gross outflows	(2.3)	(2.1)	(2.2)
Reinvested income and distributions	0.4	0.4	0.3
Net flows	1.8	1.5	—
Market appreciation (depreciation)	3.2	1.3	1.5
Ending balance	$16.2	$11.2	$8.4

Total
Beginning balance	$117.3	$103.7	$93.6
Gross inflows	55.0	21.2	9.3
Gross outflows	(29.2)	(22.7)	(15.2)
Reinvested income and distributions	3.6	3.3	3.6
Net flows	29.4	1.8	(2.3)
Market appreciation (depreciation)	30.8	11.8	12.4
Ending balance	$177.5	$117.3	$103.7

Our categorization of assets under management by client location includes:
i.U.S.-based clients, where the contracting client is based in the United States, and
ii.Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2025	2024	2023
U.S.
Beginning balance	$74.7	$70.2	$62.7
Gross inflows	19.3	8.8	5.6
Gross outflows	(16.6)	(13.9)	(9.7)
Reinvested income and distributions	2.2	2.2	2.4
Net flows	4.9	(2.9)	(1.7)
Market appreciation (depreciation)	19.9	7.4	9.2
Ending balance	$99.5	$74.7	$70.2

Non-U.S.
Beginning balance	$42.6	$33.5	$30.9
Gross inflows	35.7	12.4	3.7
Gross outflows	(12.6)	(8.8)	(5.5)
Reinvested income and distributions	1.4	1.1	1.2
Net flows	24.5	4.7	(0.6)
Market appreciation (depreciation)	10.9	4.4	3.2
Ending balance	$78.0	$42.6	$33.5

Total
Beginning balance	$117.3	$103.7	$93.6
Gross inflows	55.0	21.2	9.3
Gross outflows	(29.2)	(22.7)	(15.2)
Reinvested income and distributions	3.6	3.3	3.6
Net flows	29.4	1.8	(2.3)
Market appreciation (depreciation)	30.8	11.8	12.4
Ending balance	$177.5	$117.3	$103.7
At December 31, 2025, our total assets under management were $177.5 billion, an increase of $60.2 billion or 51.3%, compared to $117.3 billion at December 31, 2024. The assets under management at December 31, 2024 represented an increase of $13.6 billion or 13.1% compared to $103.7 billion at December 31, 2023. The change in assets under management during the year ended December 31, 2025 reflects net market appreciation of $30.8 billion and net flows of $29.4 billion, including reinvested income and distributions of $3.6 billion. The change in assets under management during the year ended December 31, 2024 reflects net market appreciation of $11.8 billion and net flows of $1.8 billion, including reinvested income and distributions of $3.3 billion. The change in assets under management during the year ended December 31, 2023 reflects net market appreciation of $12.4 billion and net flows of $(2.3) billion, including reinvested income and distributions of $3.6 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the year ended December 31, 2025, our net inflows were highest in company history at $29.4 billion compared to net inflows of $1.8 billion for the year ended December 31, 2024 and net outflows of $(2.3) billion for the year ended December 31, 2023. The change in net flows for the year ended December 31, 2025 was primarily driven by strong gross inflows, which increased to $55.0 billion for the year ended December 31, 2025. The change in net flows for the year ended December 31, 2024 was primarily driven by gross sales, which increased to $21.2 billion for the year ended December 31, 2024. The change in net flows for the year ended December 31, 2023 was primarily due to lower outflows in certain strategies, partly as a result of client-driven asset re-allocations. Reinvested income and distributions of $3.6 billion, $3.3 billion, and $3.6 billion are reflected in the net flows for the years ended December 31, 2025, 2024 and 2023, respectively.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2025, 2024 and 2023
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
U.S. GAAP Consolidated Statements of Operations(1)
Management fees	$517.7	$431.1	$373.2	$86.6	$57.9
Performance fees	31.4	71.4	50.4	(40.0)	21.0
Consolidated Funds’ revenue	14.6	3.1	3.0	11.5	0.1
Total revenue	563.7	505.6	426.6	58.1	79.0
Compensation and benefits	313.9	265.5	217.9	48.4	47.6
General and administrative expense	92.0	85.2	82.6	6.8	2.6
Depreciation and amortization	16.6	18.5	17.3	(1.9)	1.2
Consolidated Funds’ expense	9.1	0.9	2.8	8.2	(1.9)
Total operating expenses	431.6	370.1	320.6	61.5	49.5
Operating income	132.1	135.5	106.0	(3.4)	29.5
Investment income (loss)	(0.1)	2.2	(0.1)	(2.3)	2.3
Interest income	3.7	3.5	6.1	0.2	(2.6)
Interest expense	(21.7)	(19.4)	(19.6)	(2.3)	0.2
Loss on extinguishment of debt	(1.4)	—	—	(1.4)	—
Net consolidated Funds’ investment gains (losses)	30.6	3.9	4.1	26.7	(0.2)
Income before taxes	143.2	125.7	96.5	17.5	29.2
Income tax expense	36.6	38.9	29.4	(2.3)	9.5
Net income	106.6	86.8	67.1	19.8	19.7
Net income attributable to redeemable non-controlling interests in consolidated Funds	26.6	1.8	1.3	24.8	0.5
Net income attributable to controlling interests	$80.0	$85.0	$65.8	$(5.0)	$19.2

Basic earnings per share ($)	$2.21	$2.25	$1.59	$(0.04)	$0.66
Diluted earnings per share ($)	2.21	2.22	1.55	(0.01)	0.67
Weighted average shares of common stock outstanding—basic	36.2	37.8	41.5	(1.6)	(3.7)
Weighted average shares of common stock outstanding—diluted	36.2	38.3	42.5	(2.1)	(4.2)

U.S. GAAP operating margin (2)	23%	27%	25%	(337) bps	195 bps

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP Consolidated Statements of Operations
Net income attributable to controlling interests	$80.0	$85.0	$65.8
Add: Income tax expense	36.6	38.9	29.4
Pre-tax income attributable to controlling interests	$116.6	$123.9	$95.2
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
Average basis points earned on average assets under management were 35.9 bps for the year ended December 31, 2025, 38.4 bps for the year ended December 31, 2024 and 37.9 bps for the year ended December 31, 2023. The greatest driver of increases or decreases in the average fee rate are changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, and disproportionate market movements.
Year ended December 31, 2025 compared to year ended December 31, 2024:    Management fees increased $86.6 million, or 20.1%, from $431.1 million for the year ended December 31, 2024 to $517.7 million for the year ended December 31, 2025. The increase was mainly driven by higher levels of average assets under management, partly offset by a lower blended fee rate on assets under management due to the change in asset mix in the years ended December 31, 2025 and 2024. Average assets under management increased 28.5%, from $112.3 billion for the year ended December 31, 2024 compared to $144.3 billion for the year ended December 31, 2025, driven by both record net flows and positive equity market in the year ended December 31, 2025. Net flows were mainly driven by gross sales in the lower fee Enhanced strategy. The change in overall blended fee rate was primarily due to the Enhanced strategy, as total Enhanced AUM increased 13% to 23% at the end of 2025.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Management fees increased $57.9 million, or 15.5%, from $373.2 million for the year ended December 31, 2023 to $431.1 million for the year ended December 31, 2024. The increase was mainly driven by higher levels of average assets under management and an improvement in blended average basis points on assets under management, due to fee rates on inflows being higher than fee rates on outflows in the years ended December 31, 2024 and 2023. Average assets under management increase 14.1%, from $98.4 billion for the year ended December 31, 2023 compared to $112.3 billion for the year ended December 31, 2024, mainly due to the positive equity market in the year ended December 31, 2024.

Performance Fees
Approximately $23 billion, or 13% of our AUM at December 31, 2025, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.
Year ended December 31, 2025 compared to year ended December 31, 2024:    Performance fees decreased $(40.0) million, or (56.0)%, from $71.4 million for the year ended December 31, 2024 to $31.4 million for the year ended December 31, 2025, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
Fixed compensation and benefits(1)	$102.1	$97.8	$93.1
Sales-based compensation(2)	17.0	12.1	7.6
Variable compensation(3)	125.7	122.7	112.2
Acadian LLC key employee distributions(4)	21.4	9.7	5.1
Non-cash Acadian LLC key employee equity revaluations(5)	47.7	23.2	(0.1)
Total U.S. GAAP compensation and benefits expense	$313.9	$265.5	$217.9

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
(3)Variable compensation includes the portion of earnings that is contractually allocated to Acadian LLC employees as a bonus pool, plus Hold Co bonuses. Variable compensation may be paid in the form of cash or non-cash equity or profit interests awards. We have a contractual split of performance fees between Acadian LLC employees and AAMI. Acadian LLC’s share of performance fees, which ranges between 60%-75% of the total, is allocated entirely to variable compensation. The variable compensation earned on performance fees vests over three-years and compensation expense is recognized over that service period. Hold Co variable compensation includes cash and our equity. Equity-based compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Years ended December 31,
($ in millions)	2025	2024	2023
Cash variable compensation	$119.8	$115.8	$105.9
Amortization of equity-based awards	5.9	6.9	6.3
Total variable compensation(a)	$125.7	$122.7	$112.2

(a)For the year ended December 31, 2025, $126.7 million of variable compensation expense (of the $125.7 million above) is included within economic net income, which excludes the variable compensation associated with restructuring of $(1.0) million. For the year ended December 31, 2024, $122.8 million of variable compensation expense (of the $122.7 million above) is included within economic net income, which excludes the variable compensation associated with restructuring of $(1.0) million and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million. For the year ended December 31, 2023, $104.9 million of variable compensation expense (of the $112.2 million above) is included within economic net income, which excludes the variable compensation associated with restructuring of $7.3 million.
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
Year ended December 31, 2025 compared to year ended December 31, 2024: Compensation and benefits expense increased $48.4 million, or 18.2%, from $265.5 million for the year ended December 31, 2024 to $313.9 million for the year ended December 31, 2025. Fixed compensation and benefits increased $4.3 million, or 4.4%, from $97.8 million for the year ended December 31, 2024 to $102.1 million for the year ended December 31, 2025, primarily reflecting cost of living increases and an increase in the cost of employee benefits. Variable compensation increased $3.0 million, or 2.4%, from $122.7 million for the year ended December 31, 2024 to $125.7 million for the year ended December 31, 2025. The increase was primarily attributable to higher pre-bonus profits in the year ended December 31, 2025, partially offset by lower deferred bonus earned on performance fee revenues in the current year. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $4.9 million, or 40.5%, from $12.1 million for the year ended December 31, 2024 to $17.0 million for the year ended December 31, 2025, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $11.7 million, or 120.6%, from $9.7 million for the year ended December 31, 2024 to $21.4 million for the year ended December 31, 2025. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $24.5 million in 2025, reflecting revaluations of key employee ownership interests at Acadian LLC, as the value of the equity plan liability increased $23.2 million for the year ended December 31, 2024, and increased $47.7 million for the year ended December 31, 2025. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the current period is driven by higher earnings period over period, including earnings over the threshold for certain Acadian LLC equity, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Compensation and benefits expense increased $47.6 million, or 21.8%, from $217.9 million for the year ended December 31, 2023 to $265.5 million for the year ended December 31, 2024. Fixed compensation and benefits increased $4.7 million, or 5.0%, from $93.1 million for the year ended December 31, 2023 to $97.8 million for the year ended December 31, 2024, primarily reflecting the cost of new hires supporting our growth initiatives and cost of living increases, partially offset by cost savings realized from restructuring at Acadian LLC in late 2023. Variable compensation increased $10.5 million, or 9.4%, from $112.2 million for the year ended December 31, 2023 to $122.7 million for the year ended December 31, 2024. The increase was primarily attributable to higher pre-bonus profits in the year ended December 31, 2024, partially offset by lower restructuring expenses. Sales-based compensation increased $4.5 million, or 59.2%, from $7.6 million for the year ended December 31, 2023 to $12.1 million for the year ended December 31, 2024, driven by higher gross sales in 2024. Acadian LLC key employee distributions increased $4.6 million, or 90.2%, from $5.1 million for the year ended December 31, 2023 to $9.7 million for the year ended December 31, 2024. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the year ended December 31, 2024 was driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $23.3 million, reflecting revaluations of key employee ownership interests at Acadian LLC, as the value of the equity plan liability decreased $(0.1) million for the year ended December 31, 2023, and increased $23.2 million for the year ended December 31, 2024. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the year ended December 31, 2024 was driven by higher earnings period over period, including earnings over the threshold for certain Acadian LLC equity.

General and Administrative Expense
Year ended December 31, 2025 compared to year ended December 31, 2024:    General and administrative expense increased $6.8 million, or 8.0%, from $85.2 million for the year ended December 31, 2024 to $92.0 million for the year ended December 31, 2025. The increase was primarily due to higher system, recruiting, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.
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
Depreciation and Amortization Expense
Year ended December 31, 2025 compared to year ended December 31, 2024:    Depreciation and amortization expense decreased $(1.9) million, or (10.3)%, from $18.5 million for the year ended December 31, 2024 to $16.6 million for the year ended December 31, 2025. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
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
i.investment income (loss);
ii.interest income;
iii.interest expense; and
iv.loss on extinguishment of debt
Investment Income (loss)
Year ended December 31, 2025 compared to year ended December 31, 2024:    Investment income decreased $(2.3) million, from $2.2 million for the year ended December 31, 2024 to $(0.1) million for the year ended December 31, 2025, reflecting a decrease in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Investment income increased $2.3 million, from $(0.1) million for the year ended December 31, 2023 to $2.2 million for the year ended December 31, 2024, reflecting an increase in returns generated by seed capital investments due to market appreciation in the year ended December 31, 2024.
Interest Income
Year ended December 31, 2025 compared to year ended December 31, 2024:    Interest income increased $0.2 million, from $3.5 million for the year ended December 31, 2024 to $3.7 million for the year ended December 31, 2025. The increase was due to higher average cash balances, slightly offset by a decrease in short-term investment returns in the year ended December 31, 2025.

Year ended December 31, 2024 compared to year ended December 31, 2023:    Interest income decreased $(2.6) million, from $6.1 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024. The decrease was due to lower average cash balances and decreases in short-term investment returns in the year ended December 31, 2024.
Interest Expense
Year ended December 31, 2025 compared to year ended December 31, 2024:    Interest expense increased $2.3 million, or 11.9%, from $19.4 million for the year ended December 31, 2024 to $21.7 million for the year ended December 31, 2025, primarily due to the $2.7 million of additional interest expense incurred for the year ended December 31, 2025 related to the accelerated amortization of the cash flow hedge associated with the $275 million aggregate principal amount of our 4.80% Senior Notes due July 27, 2026 that we redeemed in December 2025.
Year ended December 31, 2024 compared to year ended December 31, 2023:    Interest expense decreased $(0.2) million, or (1.0)%, from $19.6 million for the year ended December 31, 2023 to $19.4 million for the year ended December 31, 2024, reflecting lower interest rates in the current year, partially offset by higher balances drawn on the revolving credit facility in the year ended December 31, 2024.
Loss on Extinguishment of Debt
Year ended December 31, 2025 compared to year ended December 31, 2024: Loss on extinguishment of debt was $(1.4) million for the years ended December 31, 2025 as a result of the full redemption of the $275 million aggregate principal amount outstanding of our 4.80% Senior Notes due July 27, 2026. There was no loss on extinguishment of debt for the year ended December 31, 2024.
Year ended December 31, 2024 compared to year ended December 31, 2023:  There was no loss on extinguishment of debt for the year ended December 31, 2024 and 2023.

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
The American Rescue Plan Act of 2021 ("ARPA"), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026, ARPA expands the limitations to cover the next five most highly compensated employees. On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, including extensions and modifications of certain provisions of the Tax Cuts and Jobs Act, with various effective dates beginning in 2025 through 2027. The OBBBA includes amendments to Internal Revenue Code Section 162(m) that expand the scope of entities and employees considered in determining “covered employees” subject to the limitation on the deductibility of compensation. The OBBBA and ARPA did not have a material impact to the income tax expense during the current period. The Company continues to evaluate the impact of IRC Section 162(m) amendments under the OBBBA and ARPA on future periods, including potential changes in covered employees, compensation structures and related deferred tax balances as additional guidance becomes available.
Year ended December 31, 2025 compared to year ended December 31, 2024:    Income tax expense decreased $(2.3) million, from $38.9 million for the year ended December 31, 2024 to $36.6 million for the year ended December 31, 2025. The decrease in income tax expense is primarily related to the decrease in pre-tax income from controlling interests for the year ended December 31, 2025.
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
Year ended December 31, 2025 compared to year ended December 31, 2024:   Consolidated Funds’ revenue increased $11.5 million, from $3.1 million for the year ended December 31, 2024 to $14.6 million for the year ended December 31, 2025. Consolidated Funds’ expense increased $8.2 million, from $0.9 million for the year ended December 31, 2024 to $9.1 million for the year ended December 31, 2025. These movements relate to the underlying activity of our consolidated Funds.
Year ended December 31, 2024 compared to year ended December 31, 2023:   Consolidated Funds’ revenue increased $0.1 million from $3.0 million for the year ended December 31, 2023 to $3.1 million for the year ended December 31, 2024. Consolidated Funds’ expense decreased $(1.9) million from $2.8 million for the year ended December 31, 2023 to $0.9 million for the year ended December 31, 2024. These movements relate to the underlying activity of our consolidated Funds.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2025, 2024 and 2023. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2025	2024	2023
Numerator: Operating income	$132.1	$135.5	$106.0
Denominator: Total revenue	$563.7	$505.6	$426.6
U.S. GAAP operating margin(1)	23.4%	26.8%	24.8%

Numerator: Total operating expenses(2)	$422.5	$369.2	$317.8
Denominator: Management fee revenue	$517.7	$431.1	$373.2
U.S. GAAP operating expense / management fee revenue(3)	81.6%	85.6%	85.2%

Numerator: Variable compensation	$125.7	$122.7	$112.2
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$273.7	$265.7	$223.1
U.S. GAAP variable compensation ratio(3)	45.9%	46.2%	50.3%

Numerator: Acadian LLC key employee distributions	$21.4	$9.7	5.1
Denominator: Operating income before Acadian LLC key employee distributions(2)(4)(5)	$148.0	$143.0	$110.9
U.S. GAAP Acadian LLC key employee distributions ratio(3)	14.5%	6.8%	4.6%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin would be 23.1% for the year ended December 31, 2025, 26.5% for the year ended December 31, 2024 and 25.0% for the year ended December 31, 2023.
(2)Excludes consolidated Funds’ expense of $9.1 million for the year ended December 31, 2025, $0.9 million for the year ended December 31, 2024 and $2.8 million for the year ended December 31, 2023.
(3)Excludes the effect of Funds’ consolidation for the years ended December 31, 2025, 2024 and 2023.
(4)Excludes consolidated Funds’ revenue of $14.6 million for the year ended December 31, 2025, $3.1 million for the year ended December 31, 2024 and $3.0 million for the year ended December 31, 2023.

(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Years ended December 31,
($ in millions)	2025	2024	2023
Operating income	$132.1	$135.5	$106.0
Acadian LLC key employee distributions	21.4	9.7	5.1
Operating (income) loss of consolidated Funds	(5.5)	(2.2)	(0.2)
Operating income before Acadian LLC key employee distributions	$148.0	$143.0	$110.9
Variable compensation	125.7	122.7	112.2
Operating income before variable compensation and Acadian LLC key employee distributions	$273.7	$265.7	$223.1
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2025, 2024 and 2023
The following table reconciles U.S. GAAP net income attributable to controlling interests to economic net income for the years ended December 31, 2025, 2024 and 2023:

		Years ended December 31,
($ in millions)		2025	2024	2023
U.S. GAAP net income attributable to controlling interests		$80.0	$85.0	$65.8
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	47.7	23.2	(0.1)
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	—
iii.	Capital transaction costs	4.6	0.3	0.3
iv.	Seed/Co-investment (gains) losses and financings(1)	(4.2)	(2.8)	(1.5)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.0	1.5	1.5
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	(1.0)	1.6	9.5
vii.	ENI tax normalization(3)	2.3	3.1	2.4
Tax effect of above adjustments, as applicable(4)		(12.8)	(6.1)	(2.2)
Economic net income		$117.6	$105.8	$75.7

(1)The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2025, 2024 and 2023 are shown in the following table.

	Years ended December 31,
($ in millions)	2025	2024	2023
Seed/Co-investment (gains) losses	$(9.4)	$(6.5)	$(2.9)
Financing costs:
Seed/Co-investment average balance	79.7	57.5	22.1
Blended interest rate*	6.5%	6.5%	6.5%
Financing costs	5.2	3.7	1.4
Net seed/co-investment (gains) losses and financing	$(4.2)	$(2.8)	$(1.5)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)For the year ended December 31, 2025, includes severance-related items of $(1.0) million. For the year ended December 31, 2024, includes severance-related items of $(1.0) million, costs associated with the transfer of an insurance policy from our former parent of $1.3 million and costs associated with the wind-down of the MACS business in the standalone format of $1.3 million. For the year ended December 31, 2023, includes severance costs of $7.3 million, legal-related restructuring costs at the Hold Co of $0.9 million and costs associated with the transfer of an insurance policy from our former parent of $1.3 million.
(3)Includes adjustments of $0.1 million, $(0.3) million and $(0.2) million to remove the tax benefit (expense) resulting from the change in liabilities for uncertain tax positions recorded during the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring component of line (vi) multiplied by the U.S. Federal and State statutory tax rate of 27.3%.

The following table reconciles U.S. GAAP net income per share to economic net income per share for the years ended December 31, 2025, 2024 and 2023:

		Years ended December 31,
($)		2025	2024	2023
U.S. GAAP net income per share		$2.21	$2.22	$1.55
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	1.32	0.61	—
ii.	Goodwill impairment and amortization of acquired intangible assets	—	—	—
iii.	Capital transaction costs	0.13	0.01	0.01
iv.	Seed/Co-investment (gains) losses and financings	(0.12)	(0.07)	(0.04)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.03	0.04	0.04
vi.	Discontinued operations and restructuring	(0.03)	0.03	0.21
vii.	ENI tax normalization	0.06	0.08	0.06
Tax effect of above adjustments		(0.35)	(0.16)	(0.05)
Economic net income per share		$3.25	$2.76	$1.78
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP Revenue	$563.7	$505.6	$426.6
Exclude revenue from consolidated Funds	(14.6)	(3.1)	(3.0)
ENI Revenue	$549.1	$502.5	$423.6

The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2025	2024	2023
Management fees(1)	$517.7	$431.1	$373.2
Performance fees (2)	31.4	71.4	50.4
ENI Revenue	$549.1	$502.5	$423.6

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP operating expense	$431.6	$370.1	$320.6
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(47.7)	(23.2)	0.1
Capital transaction costs	—	—	—
Restructuring costs(1)	1.0	(1.6)	(9.5)
Funds’ operating expenses	(9.1)	(0.9)	(2.8)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(126.7)	(122.8)	(104.9)
Acadian LLC key employee distributions	(21.4)	(9.7)	(5.1)
ENI operating expense	$227.7	$211.9	$198.4

(1)For the year ended December 31, 2025, includes $(1.0) million of severance-related items. For the year ended December 31, 2024, includes $(1.0) million of severance-related items, $1.3 million costs associated with the transfer of an insurance policy from our former parent and $1.3 million of costs associated with the wind-down of the MACS business in the standalone format. For the year ended December 31, 2023, includes $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million costs associated with the transfer of an insurance policy from our former parent.
(2)For the year ended December 31, 2025, excludes $(1.0) million of severance-related items that is included within restructuring costs. For the year ended December 31, 2024, excludes $(1.0) million of severance-related items that is included within restructuring costs and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included within restructuring costs. For the year ended December 31, 2023, excludes variable compensation related to severance of $7.3 million that is included within restructuring costs.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2025	2024	2023
Fixed compensation & benefits(1)	$102.1	$97.8	$93.1
General and administrative expenses(2)	109.0	96.0	88.0
Depreciation and amortization	16.6	18.1	17.3
ENI operating expense	$227.7	$211.9	$198.4

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense to ENI fixed compensation and benefits expense for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
Total U.S. GAAP compensation and benefits expense	$313.9	$265.5	$217.9
Non-cash key employee equity and profit interest revaluations excluded from ENI	(47.7)	(23.2)	0.1
Sales-based compensation reclassified to ENI general & administrative expenses	(17.0)	(12.1)	(7.6)
Acadian LLC key employee distributions	(21.4)	(9.7)	(5.1)
Restructuring expenses(a)	1.0	0.1	(7.3)
Variable compensation	(126.7)	(122.8)	(104.9)
ENI fixed compensation and benefits	$102.1	$97.8	$93.1

(a)Reflects $(1.0) million of severance-related items for the year ended December 31, 2025. Reflects $(1.0) million of severance-related items and costs associated with the wind-down of the MACS business in the standalone format of $0.9 million for the year ended December 31, 2024. Reflects $7.3 million of severance-related costs for the year ended December 31, 2023.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP general and administrative expense	$92.0	$85.2	$82.6
Sales-based compensation	17.0	12.1	7.6
Restructuring costs(a)	—	(1.3)	(2.2)
ENI general and administrative expense	$109.0	$96.0	$88.0

(a)Reflects $1.3 million of costs associated with the transfer of an insurance policy from our former parent for the year ended December 31, 2024. Reflects $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million of costs associated with the transfer of an insurance policy from our former parent in the year ended December 31, 2023.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2025, 2024 and 2023. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2025	2024	2023
Numerator: ENI operating earnings(1)	$194.7	$167.8	$120.3
Denominator: ENI revenue	$549.1	$502.5	$423.6
ENI operating margin(2)	35.5%	33.4%	28.4%

Numerator: ENI operating expense	$227.7	$211.9	$198.4
Denominator: ENI management fee revenue(3)	$517.7	$431.1	$373.2
ENI operating expense ratio(4)	44.0%	49.2%	53.2%

Numerator: ENI variable compensation	$126.7	$122.8	$104.9
Denominator: ENI earnings before variable compensation(1)(5)	$321.4	$290.6	$225.2
ENI variable compensation ratio(6)	39.4%	42.3%	46.6%

Numerator: Acadian LLC key employee distributions	$21.4	$9.7	$5.1
Denominator: ENI operating earnings(1)	$194.7	$167.8	$120.3
ENI Acadian LLC key employee distributions ratio(7)	11.0%	5.8%	4.2%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP operating income	$132.1	$135.5	$106.0
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	47.7	23.2	(0.1)
Goodwill impairment and the amortization of acquired intangible assets	—	—	—
Restructuring costs(a)	(1.0)	1.6	9.5
Acadian LLC key employee distributions	21.4	9.7	5.1
Variable compensation	126.7	122.8	104.9
Consolidated Funds’ operating income	(5.5)	(2.2)	(0.2)
ENI earnings before variable compensation	321.4	290.6	225.2
Less: ENI variable compensation(b)	(126.7)	(122.8)	(104.9)
ENI operating earnings	194.7	167.8	120.3
Less: ENI Acadian LLC key employee distributions	(21.4)	(9.7)	(5.1)
ENI earnings after Acadian LLC key employee distributions	$173.3	$158.1	$115.2

(a)The year ended December 31, 2025 includes $(1.0) million of severance-related items. The year ended December 31, 2024 includes $(1.0) million of severance-related items, $1.3 million associated with the transfer of an insurance policy from our former parent and $1.3 million of costs associated with the wind-down of the MACS business in the standalone format. The year ended December 31, 2023 includes $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million associated with the transfer of an insurance policy from our former parent.
(b)The year ended December 31, 2025 excludes $(1.0) million of severance-related items that are included within restructuring costs. The year ended December 31, 2024 excludes $(1.0) million of severance-related items that is included within restructuring costs and $0.9 million of costs associated with the wind-down of the MACS business in the standalone format that is included within restructuring costs. The year ended December 31, 2023 excludes $7.3 million of severance costs that are included within restructuring costs.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, was 23.1% for the year ended December 31, 2025, 26.5% for the year ended December 31, 2024 and 25.0% for the year ended December 31, 2023.
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2025	2024	2023
Pre-tax economic net income(1)	$163.7	$146.2	$103.4
Taxes at the U.S. federal and state statutory rates(2)	(44.7)	(39.9)	(28.3)
Other reconciling tax adjustments	(1.4)	(0.5)	0.6
Tax on economic net income	(46.1)	(40.4)	(27.7)
Economic net income	$117.6	$105.8	$75.7
Economic net income effective tax rate(3)	28.2%	27.6%	26.8%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2025	2024	2023
U.S. GAAP interest income	$3.7	$3.5	$6.1
U.S. GAAP interest expense	(21.7)	(19.4)	(19.6)
U.S. GAAP net interest expense	(18.0)	(15.9)	(13.5)
Other ENI interest expense exclusions(a)	8.4	4.0	1.7
ENI net interest income (expense)	(9.6)	(11.9)	(11.8)
ENI earnings after Acadian LLC key employee distributions(b)	173.3	158.1	115.2
Pre-tax economic net income	$163.7	$146.2	$103.4

(a)Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments and amortization of debt issuance costs. Includes $5.2 million for the year ended December 31, 2025 related to the cost of seed and co-investment financing and $3.2 million related to the amortization of debt issuance costs and accelerated amortization of the cash flow hedge resulting from the full redemption of our 4.80% Senior Notes due 2026. Includes $3.7 million related to the cost of seed and co-investment financing and $0.3 million related to the amortization of debt issuance costs for the year ended December 31, 2024. Includes $1.4 million related to the cost of seed and co-investment financing and $0.3 million related to the amortization of debt issuance costs for the year ended December 31, 2023.
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

Investments
The value of our seed capital investments was $97.2 million as of December 31, 2025 and $90.3 million as of December 31, 2024, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	December 31, 2025	December 31, 2024
Investments per Consolidated Balance Sheets	$51.2	$67.9
Seed capital investment in consolidated Funds	83.9	70.9
Investments related to long-term incentive compensation plans	(37.9)	(48.5)
Total seed capital investments	$97.2	$90.3
Segment Analysis
We operate our business through the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, and Systematic Credit. This segment consists of our ownership interest in Acadian LLC.
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

    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
Management fees	$517.7	$431.1	$373.2
Performance fees	31.4	71.4	50.4
Segment ENI revenue	$549.1	$502.5	$423.6
Quant & Solutions Segment ENI Revenue
Year ended December 31, 2025 compared to year ended December 31, 2024:  Quant & Solutions ENI revenue increased $46.6 million, or 9.3%, from $502.5 million for the year ended December 31, 2024 to $549.1 million for the year ended December 31, 2025. The increase was attributable to 20.1% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, offset by (56.0)% lower performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time period.
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
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expenses for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
Fixed compensation & benefits	$96.1	$90.7	$86.6
Variable compensation	121.8	119.9	102.2
Acadian LLC key employee distributions	21.4	9.7	5.1
Depreciation and amortization	16.6	18.1	17.3
General and administrative expense	101.6	87.9	80.3
Segment ENI expenses	$357.5	$326.3	$291.5

Quant & Solutions Segment ENI Expense
Year ended December 31, 2025 compared to year ended December 31, 2024:  Quant & Solutions segment ENI expenses increased $31.2 million, or 10%, from $326.3 million for the year ended December 31, 2024 to $357.5 million for the year ended December 31, 2025. Quant & Solutions segment ENI fixed compensation and benefits expense increased 6.0%, reflecting cost of living increases and an increase in the cost of employee benefits. Quant & Solutions ENI variable compensation expense is based on a contractual percentage of earnings before variable compensation and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 1.6% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the year ended December 31, 2025. Acadian LLC key employee distributions attributable to Quant & Solutions increased 120.6%. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 15.6% primarily due to higher sales-based compensation, system, recruiting, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.
Year ended December 31, 2024 compared to year ended December 31, 2023:   Quant & Solutions segment ENI expense increased $34.8 million, or 12%, from $291.5 million for the year ended December 31, 2023 to $326.3 million for the year ended December 31, 2024. Quant & Solutions segment ENI fixed compensation and benefits expense increased 4.7%, reflecting the cost of new hires supporting our growth initiatives and cost of living increases, partially offset by cost savings realized from restructuring in late 2023. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 17.3%, primarily as a result of higher earnings before variable compensation. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the year ended December 31, 2024 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 9.5%primarily due to higher systems, outside services and portfolio administrative costs, reflecting our continued investment in growth initiatives and capabilities, partially offset by lower consultant costs.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
($ in millions)	2025	2024	2023
Unallocated corporate expenses(1)	$18.3	$19.4	$19.1

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis.

Year ended December 31, 2025 compared to year ended December 31, 2024:  Unallocated corporate expense decreased $(1.1) million, or (5.7)%, from $19.4 million for the year ended December 31, 2024 to $18.3 million for the year ended December 31, 2025. The decrease was driven by lower general and administrative expense, slightly offset by higher compensation and benefits expense.
Year ended December 31, 2024 compared to year ended December 31, 2023:   Unallocated corporate expenses increased $0.3 million, or 1.6%, from $19.1 million for the year ended December 31, 2023 to $19.4 million for the year ended December 31, 2024. The increase was driven by higher compensation and benefits expense due to cost of living and payroll tax increases, partially offset by lower general and administrative expenses due to a decrease in legal costs.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2025	2024	2023
Cash provided by (used in)(1)
Operating activities	$129.8	$108.9	$77.7
Investing activities	5.3	(50.1)	(31.4)
Financing activities	(129.2)	(110.4)	(8.1)

(1)Excludes consolidated Funds.
Our most significant uses of cash include repayment of third-party borrowings and revolving credit facility, share repurchases, third-party interest payments, tax payments, seed capital investments, dividends and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2025, 2024 and 2023
Net cash provided by operating activities excluding consolidated Funds increased $20.9 million, from net cash provided of $108.9 million during the year ended December 31, 2024 to net cash provided of $129.8 million during the year ended December 31, 2025. The increase was driven by changes in net income offset by changes in operating asset and liabilities period-over-period, including changes in investment advisory fees receivable and accrued incentive compensation balances.
Net cash provided by operating activities excluding consolidated Funds increased $31.2 million, from net cash provided of $77.7 million during the year ended December 31, 2023 to net cash provided of $108.9 million during the year ended December 31, 2024. The increase was driven by changes in net income offset by changes in operating asset and liabilities period-over-period.
Net cash provided by (used in) investing activities, excluding consolidated Funds, was $5.3 million, $(50.1) million and $(31.4) million for the years ended December 31, 2025, 2024 and 2023, respectively. Fluctuations are driven by the timing of investments and redemptions of seed capital. Net cash received from (used in) the sale and (purchase) of investments was $17.2 million, $(40.2) million and $(17.6) million for the years ended December 31, 2025, 2024 and 2023, respectively.

Net cash used in financing activities, excluding consolidated Funds, consists of share repurchases, third-party borrowings, payments made to OM plc, withholding tax payments on stock option exercises and dividend payments. Net cash used in financing activities was $(129.2) million, $(110.4) million and $(8.1) million for the years ended December 31, 2025, 2024 and 2023, respectively. Share repurchases, revolving credit facility borrowing activity and third party borrowing activity were the drivers of the changes in financing activities year over year. We paid $(48.8) million for share repurchases in 2025 compared to $(96.7) million in 2024 and $(3.3) million in 2023. In 2025, we paid down net $(76.1) million against third-party and revolving credit facility borrowings compared to $0.0 million in 2024 and 2023.
Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2025	2024	2023
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$101.2	$94.8	146.8
Investment advisory fees receivable	178.5	164.7	143.4
Investments	94.1	87.5	37.9
Other current assets(2)	2.9	3.0	2.7
Total current assets	376.7	350.0	330.8
Current liabilities
Accounts payable and accrued expenses	$37.6	$37.9	39.1
Accrued short-term incentive compensation	129.9	118.6	99.3
Other short-term liabilities(3)	12.5	11.3	10.8
Total current liabilities	180.0	167.8	149.2
Working Capital	$196.7	$182.2	$181.6
Long-term notes payable and other debt	$200.0	274.3	$273.9

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
Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $196.7 million at December 31, 2025. Our most significant current liabilities have been accounts payable, accrued compensation expense and the short-term portion of our third-party debt. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at an appropriate level to meet short-term operational needs at both Acadian LLC and Hold Co. Periodic distributions of Acadian LLC earnings to Hold Co and Acadian LLC key employee equity holders are made according to our distribution policies, with Hold Co having the ability to access surplus cash at Acadian LLC as necessary during interim periods.

Borrowings and Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	December 31, 2025	December 31, 2024	Interest rate	Maturity
Revolving credit facilities:
$140 million revolving credit facility(1)	$—	$—	Variable rate	August 29, 2027
$175 million revolving credit facility	—	—	Variable rate	October 28, 2028
Total revolving credit facility	$—	$—
Third-party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(2)	$—	$274.3	4.80%	July 27, 2026
$200 million Delayed Draw Term Loan Due October 28, 2028	200.0	—	Variable rate	October 28, 2028
Total third-party borrowings	$200.0	$274.3

(1)On October 28, 2025, Acadian LLC’s $140 million revolving credit facility was terminated and replaced with a new $175 million revolving credit facility.
(2)On December 1, 2025, we completed the full redemption of the $275 million aggregate principal amount outstanding of our 4.80% Senior Notes due 2026. As a result of this transaction, we recorded $(1.4) million of loss on extinguishment of debt within the Consolidated Statements of Operations for the year ended December 31, 2025.
The Delayed Draw Term Loan Credit Agreement and Revolving Credit Agreement
On October 28, 2025 (the “Closing Date), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement among Acadian LLC, the Lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as the Administrative Agent (the “DDTL Credit Agreement”) and a Revolving Credit Agreement among Acadian LLC, the Lenders from time to time party thereto, Bank of America, as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto (the “Revolving Credit Agreement”).
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
Financial covenants under the Term Facility include the quarterly maintenance by the Acadian LLC of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC. At December 31, 2025, Acadian LLC’s Leverage Ratio was 0.6x and Acadian LLC’s Interest Coverage Ratio was 85.7x.
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
Borrowings under the Revolving Credit Agreement bear interest, at Acadian LLC's option, at a rate per annum equal to (i) Term SOFR (as defined in the Revolving Credit Agreement) for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America's published "prime rate" and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s Consolidated Leverage Ratio. The Company is required to pay a commitment fee at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Consolidated Leverage Ratio on the daily undrawn amount of the revolving commitments, and customary letter of credit participation and fronting fees.
As of December 31, 2025, Acadian LLC had unused lines of credit of $172.5 million comprised of undrawn commitments on the Revolving Credit Facility of $175 million less a $2.5 million letter of credit with Bank of America related to one of the Acadian LLC’s current office spaces.

As of December 31, 2025, we were in compliance with the required covenants related to borrowings and debt facilities.
Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities:

	Years ended December 31,
($ in millions)	2025	2024
Share-based payments liability	$37.0	$25.4
Profit interests liability	54.0	18.7
Employee equity	91.0	44.1
Voluntary deferral plan liability	37.9	48.4
Total	$128.9	$92.5

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
Additionally, we have recorded accrued incentive compensation of $129.9 million and $119.6 million on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The majority of the deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $23.5 million and $9.7 million is expected to be recognized in the years ending December 31, 2026 and 2027, respectively.
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2026 annual meeting of stockholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
($ in millions)	2025	2024	2023
Net income attributable to controlling interests	$80.0	$85.0	65.8
Net interest expense to third parties	18.0	15.9	13.5
Income tax expense	36.6	38.9	29.4
Depreciation and amortization	16.6	18.5	17.3
EBITDA	$151.2	$158.3	126.0
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	50.7	24.2	1.2
(Gain) loss on seed and co-investments	(9.4)	(6.5)	(2.9)
Restructuring(1)	(1.0)	1.1	9.5
Capital transaction costs	1.4	—	—
Adjusted EBITDA	192.9	177.1	133.8
ENI net interest expense to third parties	(9.6)	(11.9)	(11.8)
Depreciation and amortization(2)	(19.6)	(19.0)	(18.6)
Tax on economic net income	(46.1)	(40.4)	(27.7)
Economic net income	$117.6	$105.8	75.7

(1)Included in restructuring for the year ended December 31, 2025 are $(1.0) million of severance-related items. Included in restructuring for the year ended December 31, 2024 are $(1.0) million of severance-related items, $0.9 million costs associated with the wind-down of the MACS business in the standalone format and $1.3 million costs associated with the transfer of an insurance policy from our former parent. Included in restructuring for the year ended December 31, 2023 are $7.3 million of severance costs, $0.9 million of legal-related restructuring costs at the Hold Co and $1.3 million of costs associated with the transfer of an insurance policy from our former parent.
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
Contractual Obligations
We have material future cash requirements from contractual and other obligations relating primarily to third party borrowings, operating lease obligations, and equity and profits interests repurchase obligations.
As of December 31, 2025, we had third party borrowing obligations totaling $200.0 million. This balance consists of the entire principal amount of our Delayed Draw Term Loan, which will become due October 28, 2028. See Note 12 to the Consolidated Financial Statements for additional disclosures pertaining to our third party borrowings.

As of December 31, 2025, we had operating lease payment obligations of $69.8 million. See Note 7 to the Consolidated Financial Statements for a summary of future maturities and additional disclosures pertaining to our operating lease obligations.

As of December 31, 2025, we had contractual obligations with respect to the funding of Acadian LLC equity and profits interests repurchases. Our actual funding of these potential repurchases of Acadian LLC equity and profits interests is limited to only that portion that may be put to us by Acadian LLC key employees or that we decide to call to facilitate succession planning at Acadian LLC, which is typically capped annually such that we do not repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Acadian LLC key employees. Any equity or profits interests repurchased by us are used to fund a portion of variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. We expect to pay $2.9 million in the next 12 months for these obligations. See Note 11 to the Consolidated Financial Statements for additional information about the Company's equity and profit interest compensation obligations. Historically, repurchases of Acadian LLC equity and profits interests have been funded entirely by the variable compensation pool, resulting in a neutral impact to our cash position.

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
Awards made under our equity plans are accounted for as equity-settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to additional paid-in capital. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on our closing share price as quoted on the New York Stock Exchange on the measurement date. For RSU awards with a performance vesting condition, grant date fair value is determined based on our closing share price as quoted on the New York Stock Exchange on the measurement date, and compensation expense is adjusted each period to reflect the probability of achievement of the performance condition throughout the vesting period. For stock options and RSU awards with a market vesting condition, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows. We recognize forfeitures as they occur.
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
Our model for assessing the impact of market risk on our results uses December 31, 2025 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2025. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2025.

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
The value of our assets under management was $177.5 billion as of December 31, 2025. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $61 million based on our effective weighted average fee rate of approximately 34 basis points in the most recent quarter. Approximately $23 billion, or 13%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $3 million impact to our gross performance fees based on our trailing twelve-month performance fees of $31 million as of December 31, 2025. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $25 million in our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended December 31, 2025.
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
•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $177 billion of long-only equity assets under management to increase or decrease by $18 billion, resulting in a change in annualized management fee revenue of $60 million and an annual change in post-tax economic net income of approximately $23 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the current mix of strategies as of December 31, 2025. Approximately $23 billion, or 13%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended December 31, 2025.

•Foreign currency AUM includes equity assets denominated in foreign currencies. Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate that a 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $125 billion of foreign currency denominated AUM to increase or decrease by $13 billion, resulting in a change in annualized management fee revenue of $48 million and an annual change in post-tax economic net income of $19 million, based on effective weighted average fees earned on our foreign currency denominated AUM of 39 basis points at the mix of strategies as of December 31, 2025. Approximately $16 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended December 31, 2025.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility and Delayed Draw Term Loan. Interest on borrowings under the revolving credit facility and Delayed Draw Term Loan are based upon variable interest rates. There was no balance drawn on our revolving credit facility as of December 31, 2025. We currently do not hedge against interest rate risk. As of December 31, 2025, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the twelve months ended December 31, 2025.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Acadian Asset Management Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Acadian Asset Management Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the fair value measurement of the cash-settled subsidiary awards liability
As discussed in Notes 2, 11 and 18 to the consolidated financial statements, the Company has issued cash-settled equity awards to certain key employees of the subsidiary which are liability classified. The total liability for these awards was $37.0 million at December 31, 2025. The liability is remeasured each reporting period to its fair value. The fair value is determined using discounted cash flow analysis which incorporate assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, and when award holders maximize value subject to post-vesting restrictions.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’sprocess to determine the fair value of the cash-settled awards liability, including controls over the significant assumptions noted above. We compared forecasted earnings and growth rates to internal financial forecasts and historical results. We also compared certain inputs used in developing the forecasted earnings and growth rates to third party data. We held discussions with finance personnel of the Company to further evaluate the forecasted earnings used in the discounted cash flow models. We evaluated adjustments to reflect the impact of post-vesting restrictions on awards by comparing the restrictions to underlying plan documents and also assess that puts occur when award holders maximize value. We involved valuation professionals with specialized skills and knowledge, who assisted in:
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
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Acadian Asset Management Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Acadian Asset Management Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Boston, Massachusetts
February 27, 2026

Acadian Asset Management Inc.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$101.2	$94.8
Investment advisory fees receivable	178.5	164.7
Income taxes receivable	2.9	3.0
Fixed assets, net	31.0	35.7
Right of use assets	47.6	52.5
Investments	51.2	67.9
Goodwill	20.3	20.3
Other assets	28.3	26.7
Deferred tax assets	77.5	78.3
Assets of consolidated Funds:
Cash and cash equivalents, restricted	23.2	3.7
Investments	90.4	154.0
Other assets	24.9	1.6
Total assets	$677.0	$703.2
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$37.6	$37.9
Accrued incentive compensation	129.9	119.6
Other compensation liabilities	128.9	92.5
Accrued income taxes	4.1	3.3
Operating lease liabilities	61.4	67.3
Revolving credit facility	—	—
Third party borrowings	200.0	274.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	21.8	0.5
Other liabilities	1.5	0.3
Securities sold short	7.8	20.4
Total liabilities	593.0	616.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	23.4	67.1
Equity:
Common stock (par value $0.001; 35,709,120 and 37,477,707 shares, respectively, issued)	—	—
Additional paid-in capital	1.0	—
Retained earnings	56.2	24.4
Accumulated other comprehensive income (loss)	3.4	(4.4)
Total equity and redeemable non-controlling interests in consolidated Funds	84.0	87.1
Total liabilities and equity	$677.0	$703.2

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Management fees	$517.7	$431.1	$373.2
Performance fees	31.4	71.4	50.4
Consolidated Funds’ revenue	14.6	3.1	3.0
Total revenue	563.7	505.6	426.6
Operating expenses:
Compensation and benefits	313.9	265.5	217.9
General and administrative expense	92.0	85.2	82.6
Depreciation and amortization	16.6	18.5	17.3
Consolidated Funds’ expense	9.1	0.9	2.8
Total operating expenses	431.6	370.1	320.6
Operating income	132.1	135.5	106.0
Non-operating income and (expense):
Investment income (loss)	(0.1)	2.2	(0.1)
Interest income	3.7	3.5	6.1
Interest expense	(21.7)	(19.4)	(19.6)
Loss on extinguishment of debt	(1.4)	—	—
Net consolidated Funds’ investment gains	30.6	3.9	4.1
Total non-operating income (loss)	11.1	(9.8)	(9.5)
Income before income taxes	143.2	125.7	96.5
Income tax expense	36.6	38.9	29.4
Net income	106.6	86.8	67.1
Net income attributable to redeemable non-controlling interests in consolidated Funds	26.6	1.8	1.3
Net income attributable to controlling interests	$80.0	$85.0	$65.8

Earnings per share (basic) attributable to controlling interests	$2.21	$2.25	$1.59
Earnings per share (diluted) attributable to controlling interests	2.21	2.22	1.55
Weighted average common stock outstanding	36.2	37.8	41.5
Weighted average diluted common stock outstanding	36.2	38.3	42.5

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$106.6	$86.8	$67.1
Other comprehensive income:
Amortization related to derivative securities, net of tax	7.1	2.7	2.5
Foreign currency translation adjustment, net of tax	0.7	(0.4)	1.4
Total other comprehensive income	7.8	2.3	3.9
Total comprehensive income	114.4	89.1	71.0
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	26.6	1.8	1.3
Total comprehensive income attributable to controlling interests	$87.8	$87.3	$69.7

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2025, 2024 and 2023
($ in millions, except share data)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2022	41.4	$—	$1.5	$(12.5)	$(10.6)	$(21.6)	$—	$(21.6)
Issuance of common stock	0.3	—	—	—	—	—	—	—
Repurchase of common stock	(0.3)	—	(0.3)	(4.8)	—	(5.1)	—	(5.1)
Capital contributions	—	—	—	—	—	—	9.9	9.9
Equity-based compensation	—	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustment, net of tax	—	—	—	—	1.4	1.4	—	1.4
Amortization related to derivative securities, net of tax	—	—	—	—	2.5	2.5	—	2.5
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Net de-consolidation of Funds	—	—	—	—	—	—	(1.9)	(1.9)
Dividends ($0.04 per share)	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Net income	—	—	—	65.8	—	65.8	1.3	67.1
December 31, 2023	41.4	$—	$—	$46.9	$(6.7)	$40.2	$9.3	$49.5
Issuance of common stock	0.5	—	0.1	—	—	0.1	—	0.1
Repurchase of common stock including excise taxes	(4.4)	—	(0.4)	(95.2)	—	(95.6)	—	(95.6)
Capital contributions	—	—	—	—	—	—	56.0	56.0
Equity-based compensation	—	—	0.9	—	—	0.9	—	0.9
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Amortization related to derivative securities, net of tax	—	—	—	—	2.7	2.7	—	2.7
Withholding tax related to stock option exercise and restricted stock vesting	—	—	(0.6)	(10.8)	—	(11.4)	—	(11.4)
Dividends ($0.04 per share)	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Net income	—	—	—	85.0	—	85.0	1.8	86.8
December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock including excise taxes	(1.8)	—	(1.7)	(46.7)	—	(48.4)	—	(48.4)
Capital contributions	—	—	—	—	—	—	141.3	141.3
Equity-based compensation	—	—	2.9	—	—	2.9	—	2.9
Foreign currency translation adjustment, net of tax	—	—	—	—	0.7	0.7	—	0.7
Amortization related to derivative securities, net of tax	—	—	—	—	7.1	7.1	—	7.1
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Net deconsolidation of Funds	—	—	—	—	—	—	(211.6)	(211.6)
Dividends ($0.04 per share)	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Net income	—	—	—	80.0	—	80.0	26.6	106.6
December 31, 2025	35.7	$—	$1.0	$56.2	$3.4	$60.6	$23.4	$84.0
See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$106.6	$86.8	$67.1
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(26.6)	(1.8)	(1.3)

Adjustments to reconcile net income to net cash flows from operating activities:
Loss on extinguishment of debt	1.4	—	—
Depreciation and amortization	16.6	18.5	17.3
Amortization of debt-related costs	7.2	4.4	4.1
Amortization and revaluation of non-cash compensation awards	53.8	30.5	7.4
Deferred income taxes	1.5	(10.2)	(6.0)
(Gains) on other investments	(13.4)	(12.5)	(5.6)
Changes in operating assets and liabilities:
(Increase) in investment advisory fees receivable	(13.8)	(21.3)	(20.9)
Decrease in other receivables, prepayments, deposits and other assets	0.9	0.6	0.2
Increase (decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(5.1)	15.1	10.2
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	0.7	(1.2)	5.2
Net cash flows from operating activities, excluding consolidated Funds	129.8	108.9	77.7
Net income attributable to redeemable non-controlling interests in consolidated Funds	26.6	1.8	1.3
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) losses on other investments	(21.0)	0.4	(1.1)
Purchase of investments	(642.9)	(167.1)	(19.7)
Sale of investments	447.9	112.3	13.6
(Increase) decrease in receivables and other assets	116.6	(0.9)	(3.5)
Increase (decrease) in accounts payable and other liabilities	(59.4)	0.4	—
Net cash flows from operating activities of consolidated Funds	(132.2)	(53.1)	(9.4)
Net cash flows from operating activities	(2.4)	55.8	68.3

Acadian Asset Management Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Additions of fixed assets	(11.9)	(9.9)	(13.8)
Purchase of investment securities	(17.9)	(47.7)	(25.8)
Sale of investment securities	35.1	7.5	8.2
Cash flows from investing activities of consolidated Funds:
Net consolidation (deconsolidation) of Funds	10.4	—	(12.5)
Net cash flows from investing activities	15.7	(50.1)	(43.9)
Cash flows from financing activities:
Proceeds from third party borrowings and revolving credit facility	337.0	139.0	113.5
Repayment of third party borrowings and revolving credit facility	(413.1)	(139.0)	(113.5)
Payment of debt issuance costs	(2.6)	(0.7)	—
Proceeds from stock issuance	—	0.1	—
Payment to OM plc for co-investment redemptions	—	(0.2)	(0.4)
Dividends paid to stockholders	(1.0)	(0.9)	(1.4)
Dividends paid to related parties	(0.5)	(0.6)	(0.6)
Repurchases of common stock	(48.8)	(96.7)	(3.3)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.2)	(11.4)	(2.4)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	146.3	56.0	9.9
Redeemable non-controlling interest capital redeemed	(5.0)	—	—
Net cash flows from financing activities	12.1	(54.4)	1.8
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(0.4)	0.2
Net increase (decrease) in cash and cash equivalents	25.9	(49.1)	26.4
Cash and cash equivalents at beginning of period (including restricted cash)	98.5	147.6	121.2
Cash and cash equivalents at end of period (including restricted cash)	$124.4	$98.5	$147.6

Cash and cash equivalents
Cash and cash equivalents	$101.2	$94.8	$146.8
Cash and cash equivalents of consolidated Funds, restricted	23.2	3.7	0.8
Cash and cash equivalents at end of period (including restricted cash)	$124.4	$98.5	$147.6

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$20.0	$15.0	$15.5
Income taxes paid	$34.2	$48.5	$37.8

Supplemental disclosure of non-cash investing and financing transactions:
Excise tax on repurchases of common stock	$0.4	$0.7	$—
Payable for repurchases of common stock	$—	$—	$(1.8)

See Notes to Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1) Organization and Description of the Business

Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”), is a holding company that operates a systematic investment management business through its majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Acadian LLC is a leading systematic investment manager of active equity products. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. Acadian LLC comprises the Company’s Quant & Solutions reportable segment:

•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, and Systematic Credit.
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As part of the Offering, the Company was authorized to issue up to 230 million shares of $0.001 par value per share common stock. As of December 31, 2025, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 21.8% of the common stock of the Company.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

1) Organization and Description of the Business (cont.)

In February 2025, the Company’s Board of Directors authorized an $80 million share repurchase program. For the year ended December 31, 2025, the Company repurchased 1,799,423 shares of common stock at an average price of $26.64 per share, or approximately $48.0 million in total, including commissions. In connection with these repurchases, a reduction to additional paid-in capital in the amount of $1.7 million was recorded until it was depleted, with the remaining $46.3 million of share repurchases recorded to retained earnings.
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
For the year ended December 31, 2023, the Company repurchased 268,800 shares of common stock at an average price of $19.03 per share, or approximately $5.1 million in total, including commissions. In connection with these repurchases, a reduction to additional paid-in capital in the amount of $(0.3) million was recorded until it was depleted, with the remaining $4.8 million of repurchases recorded to retained earnings.
All shares of common stock repurchased by the Company were retired.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions of United States Dollars (“USD”) unless otherwise indicated. Transactions between the Company and its related parties are included in the Consolidated Financial Statements.
Revenue recognition
    Revenue from contracts with customers
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Revenue is recognized in a manner that depicts the Company’s transfer of promised services to its customers in an amount that reflects the consideration the Company expects to receive in exchange for those services net of certain rebates.
The application of ASC 606 requires an entity to identify its contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when (or as) the entity satisfies a performance obligation.
A performance obligation, the unit of account under ASC 606, is a promise in a contract to transfer a distinct good or service to a customer. The majority of the Company’s contracts contain a single performance obligation, the delivery of investment management services. The promise to transfer these services is not separately identifiable from any other promises in the contracts and, therefore, not distinct. In these contracts, the Company earns a management fee for providing its services. These fees are the consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. The Company recognizes revenue for its investment management services ratably over time on a monthly basis, because the customer simultaneously receives and consumes the benefits of the services as they are performed.
The Company’s management fee revenue is calculated based upon levels of assets under management (“AUM”) multiplied by a fee rate. Management fee revenue is typically calculated on a monthly or quarterly basis. In certain of the Company’s contracts, the transaction price is variable, because AUM is based on an average over a specified period. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company’s variability around these fees is typically resolved by the end of each period when the actual average AUM for that contract period is calculated.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

Certain of the Company’s contracts include performance-based fees in addition to or in lieu of management fees. Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Performance fees are recognized when they (i) become billable to customers (based on contractual terms of agreements) and (ii) are not subject to contingent repayment.
The Company is required to capitalize certain costs directly related to the acquisition of a customer or the fulfillment of a contract with a customer. The Company has noted no instances where sales-based compensation or similar costs met the definition of an incremental cost to acquire a contract with a customer. There are no instances where the Company has incurred costs to fulfill a contract with a customer, therefore no assets related to contract acquisition or fulfillment have been recognized.
For each revenue contract, the Company assesses each performance obligation and determines if it is the principal in the transaction (where the nature of its promise is to provide a specified good or service itself) or an agent in the transaction (where the nature of its promise is to arrange for a good or service to be provided by another party). In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, if the Company is acting as a principal, the reimbursement is recorded on a gross basis and if the Company is acting as an agent, the reimbursement is recorded on a net basis.
    Revenue from other sources
Revenue from other sources includes interest income on cash and cash equivalents.
Compensation arrangements
The Company operates a short term variable compensation arrangement where generally, a percentage of Acadian LLC’s annual pre-variable compensation earnings, as defined in the arrangement, is allocated to a “pool” of Acadian LLC’s key employees, and subsequently distributed to individuals subject to recommendation and approval of a remuneration committee comprised of both the Company’s and Acadian LLC’s management. Additionally, a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits are included in a deferred compensation pool. The deferred compensation pool is allocated to Acadian LLC key employees and is subject to a three-year vesting period. Variable compensation expense is accrued and recognized in the Consolidated Statements of Operations as services are provided by individual employees. Variable compensation also includes discretionary annual bonuses, which may be paid in the form of cash or awards of AAMI equity.
The Company operates a longer-term profit-interest plan whereby certain Acadian LLC key employees are granted (or have a right to purchase) awards representing a profits interest in Acadian LLC, as distinct from an equity interest due to the lack of pari passu voting rights. Under this plan, the Company may award a portion of the aforementioned variable compensation arrangement through issuance of a profits interest in Acadian LLC. The awards generally have a three-year vesting period from the grant date, and the service period begins at the commencement of the financial period to which the variable compensation relates. Under this plan, Acadian LLC key employees are eligible to share in the profits of Acadian LLC based on their respective percentage interest held.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

In addition, under certain circumstances, Acadian LLC key employees are eligible to receive repurchase payments upon exiting the plan based on a multiple of the last twelve months’ profits of Acadian LLC, as defined in the arrangement. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve-month profits, as defined, are recognized as compensation expense. Profit interests’ compensation liabilities are re-measured at each reporting date at the twelve-month earnings multiple, with movements treated as compensation expense in the Company’s Consolidated Statements of Operations.
Share-based compensation plans
The Company recognizes the cost of all share-based payments to directors, senior management, and employees, including grants of restricted stock and stock options, as compensation expense in the Consolidated Statements of Operations over the respective vesting periods.
Awards made under the Company’s equity plans are accounted for as equity-settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to additional paid-in capital. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For awards with a performance vesting condition, compensation expense is adjusted each period to reflect the probability of achievement of the performance condition throughout the vesting period. For market condition awards and stock options, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include assumed reinvestment of dividends, risk-free interest rate, expected volatility, and term. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows. The Company recognizes forfeitures as they occur.
The Company has compensation arrangements with Acadian LLC whereby in exchange for continued service, Acadian LLC equity is either purchased by or granted to Acadian LLC key employees and may be repurchased by the Company at a future date, subject to service requirements having been met. Awards of equity made to Acadian LLC key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheets until the award is settled. The fair value of the liability is determined with the assistance of third-party valuation specialists using a discounted cash flow analysis which incorporates assumptions for the forecasted earnings information, growth rates, market risk adjustments, discount rates, when award holders maximize value and post-vesting restrictions. The liability is revalued at each reporting period, with any movements recorded within compensation expense.
Principles of Consolidation
The Consolidated Financial Statements include the operations of the Company, its subsidiaries, and any consolidated Funds. Intercompany balances and transactions among the Company, Acadian LLC, and consolidated Funds are eliminated in consolidation.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

The Company evaluates entities it is involved with to determine whether it has a controlling financial interest in them and is required to consolidate. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated. This assessment is performed at the time the Company becomes involved with an entity and is reassessed at each reporting date or upon the occurrence of certain events (such as contributions and redemptions, either by the Company, Acadian LLC, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds). If the Company subsequently determines that it no longer holds a controlling financial interest, the Company will deconsolidate the entity.
    Consolidation of Voting Interest Entities
The Company has a controlling financial interest in a voting interest entity (“VOE”) when it owns a majority of the voting interests through which it can exert control over significant operating, financial, and investing decisions of the entity and no noncontrolling interest holder has stated rights that would overcome the presumption of consolidation by the majority voting interest.
    Consolidation of Variable Interest Entities
The Company has a controlling financial interest in a variable interest entity (“VIE”) when it is the primary beneficiary of that entity. The primary beneficiary of a VIE is the entity that has (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An entity is considered a VIE when (i) it lacks the total equity investment at risk sufficient to enable the entity to finance its activities independently, (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns, or the right to direct the activities of the entity that most significantly impact the entity’s economic performance, or (iii) the entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights.
In evaluating whether the Company is the primary beneficiary of an entity, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties on a proportional basis. Management fees earned from VIEs are not generally considered variable interests if they are deemed to be at market and commensurate with service. If no single party satisfies the primary beneficiary criteria, but the Company and its related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. Assessing whether an entity is a VIE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership and any related party or de-facto agent implications of the Company’s involvement with the entity.
In the normal course of business, Acadian LLC sponsors and manages certain investment vehicles (the “Funds”). The Funds are generally considered VIEs. In most cases, the Company, through Acadian LLC, has the power to direct the activities of the Funds that most significantly affect the Funds’ economic performance. For certain Funds, the Company provides seed capital to establish the Fund. For seeded Funds, the Company assesses whether or not it is the primary beneficiary of the Fund and is therefore required to consolidate the Fund.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest in the fund, including interests of related parties on a proportional basis, is significant. VIEs are subject to specific disclosure requirements. See Note 5 for additional disclosures pertaining to the Company’s involvement with VIEs.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

Funds’ Derivatives
Certain Funds may use derivative instruments. The Funds’ derivative instruments may include (but are not limited to) foreign currency exchange contracts, credit default swaps, equity swaps, interest rate swaps, financial futures contracts, and warrants. The fair values of derivative instruments are recorded as other assets of consolidated Funds or other liabilities of consolidated Funds on the Company’s Consolidated Balance Sheets. Certain of the Funds have historically used foreign exchange forwards to hedge the risk of movement in exchange rates on financial assets on a limited basis.
The Company’s Funds have not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on a Fund’s derivative instruments not designated for hedge accounting are included as net consolidated Funds gains or losses in the Company’s Consolidated Statements of Operations.
Foreign currency translation and transactions
Assets and liabilities of non-U.S. consolidated entities for which the local currency is the functional currency are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income (loss). Transactions denominated in a foreign currency are remeasured at the current exchange rate at the transaction date and any related gains and losses are recognized in earnings.
Fair value measurements
Fair value is defined as the price that the Company expects to be paid upon the sale of an asset or expects to pay upon the transfer of a liability in an orderly transaction between market participants. There is a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Company’s own conclusions about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the Company does not adjust the quoted price for these investments.
•Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies utilizing observable market inputs other than quoted prices. Investments which are generally included in this category include corporate bonds, less liquid and restricted equity securities, and certain over-the-counter derivatives.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
Use of estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Assumptions used in management’s estimates are based on historical experience and other factors, and these assumptions require management to exercise judgment in the process of applying the Company’s accounting policies. Factors that may impact management’s estimates include expectations related to future events that management considers reasonable under the facts and circumstances. Actual results could differ from such estimates, and the differences may be material to the Consolidated Financial Statements.
Operating segment
The Company currently operates one reportable segment, Quant & Solutions, related to investment management services and products primarily to institutional clients. The Quant & Solutions segment consists of our ownership interest in Acadian LLC. See Note 21 for further information regarding the Company’s segment.
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
Cash and cash equivalents
The Company considers all highly liquid investments, including money market mutual funds with original maturities of three months or less, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

Cash held by consolidated Funds is not available to fund general liquidity needs of the Company and is therefore classified as restricted cash.
Investment advisory fees receivable
The Company earns management and performance fees which are billed monthly, quarterly, or annually, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned but have not yet been collected are presented as investment advisory fees receivable on the Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. The Company typically does not record an allowance for doubtful accounts or bad debt expense, or any amounts recorded have been immaterial.
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
Goodwill
The Company records goodwill when the consideration transferred in a business combination exceeds the fair value of the identifiable net assets obtained. Goodwill is not amortized but rather is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach.
The Company performs its assessment for impairment of goodwill annually as of the first business day of the fourth quarter, or more frequently if then current facts and circumstances indicate an impairment may exist. Factors that could indicate an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired assets in a business combination or the strategy for the Company’s overall business, and significant negative industry or economic trends.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit, consisting of Acadian LLC, as of the annual goodwill impairment test date. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying amount, including goodwill. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates, and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of the reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment charge for the excess; not to exceed the total amount of goodwill allocated to that reporting unit.
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
Leases
Contracts are evaluated at inception to determine whether such contract is or contains a lease. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company currently leases certain office space and equipment which are classified as operating leases. Certain leases include lease and non-lease components, which the Company generally accounts for as a single component for all classes of assets.
The Company’s lease agreements may contain renewal options and early termination clauses exercisable by the Company, rent escalation clauses, and/or other incentives provided by the landlord. Renewal options and early termination clauses that have been determined to be reasonably certain to be exercised are factored into the lease term. Rights and obligations attributable to identified leases with a term in excess of twelve months are recognized on the Company’s Consolidated Balance Sheets in the form of right‐of‐use (ROU) assets and operating lease liabilities. These balances are recognized when the underlying assets are made available for use by the lessor, which may be the date the Company gains access to begin leasehold improvements. Lease payments related to short‐term leases with a term of twelve months or less are not capitalized and rather are recognized as short‐term lease expense.
Operating lease liabilities are initially and subsequently measured at the present value of future unpaid lease payments over the remaining lease term. For the purposes of this calculation, lease payments generally consist of fixed monthly lease payments related to use of the underlying assets. The Company uses its incremental borrowing rate to determine the present value of future unpaid lease payments based on information available at the lease commencement date.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

ROU assets are initially valued equal to the corresponding lease liabilities, adjusted for any lease incentives payable to the Company. Subsequently, the amortization of ROU assets is recognized as a component of operating lease expense.
The total cost of operating leases is recognized on a straight‐line basis over the lease term and is composed of imputed interest on lease liabilities measured using the effective interest method and amortization of the ROU asset. Variable lease payments are primarily related to services such as common‐area maintenance, utilities, property taxes, and insurance, and are recognized as variable lease expense when incurred.
ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. When the terms of a lease agreement are changed, management assesses the contract for a lease modification. Modifications of a lease generally result in remeasurement of the lease liability and the ROU asset.
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
Deferred financing costs
The Company records debt issuance costs of term loans as a direct deduction from the carrying amount of the associated debt liability. The Company records debt issuance costs of line-of-credit and revolving-debt arrangements as an asset and subsequently amortizes the deferred costs ratably over the term of the arrangements.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. This amendment is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the updated guidance for the annual reporting period beginning January 1, 2024, which did not result in a material impact to our Consolidated Financial Statements. Refer to Note 21 for related disclosures about our reportable operating segment.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for annual periods beginning after December 15, 2024. The Company adopted the updated guidance for the annual reporting period beginning January 1, 2025, which did not result in a material impact to our Consolidated Financial Statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This amendment is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The Company adopted the updated guidance for the annual reporting period beginning January 1, 2025, which did not result in a material impact to our Consolidated Financial Statements and related disclosures.
New accounting standards not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. This amendment is for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact that the adoption will have on the Consolidated Financial Statements and have not yet determined the transition approach.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

2) Basis of Presentation and Significant Accounting Policies (cont.)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for internal-use software costs. This amendment is for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The Company is evaluating the impact that the adoption will have on the Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements to the Accounting for derivatives and hedging, which aims to more closely align hedge accounting with the economics of an entity’s risk management activities. This amendment is for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company does not expect the additional disclosure requirements under ASU 2025-09 to have a material impact on the Consolidated Financial statements.
The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the Consolidated Financial Statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its Consolidated Financial Statements and related disclosures.
3) Investments
Investments are comprised of the following at December 31 (in millions):

	2025	2024
Investments of consolidated Funds	$90.4	$154.0
Other investments	13.3	19.4
Investments related to long-term incentive compensation plans	37.9	48.5
Total investments per Consolidated Balance Sheets	$141.6	$221.9

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2025
Assets of AAMI and consolidated Funds
Common and preferred stock	$23.6	$—	$—	$—	$23.6
Corporate bonds	—	65.0	—	—	65.0
Derivatives	—	1.8	—	—	1.8
Consolidated Funds total(1)	23.6	66.8	—	—	90.4
Investments related to long-term incentive compensation plans(2)	37.9	—	—	—	37.9
Investments in unconsolidated Funds(3)	—	—	—	13.3	13.3
AAMI total	37.9	—	—	13.3	51.2
Total fair value assets	$61.5	$66.8	$—	$13.3	$141.6

Liabilities of consolidated Funds
Securities sold short	$(7.8)	—	—	—	$(7.8)
Derivatives	—	(1.5)	—	—	(1.5)
Consolidated Funds total(1)	(7.8)	(1.5)	—	—	(9.3)
Total fair value liabilities	$(7.8)	$(1.5)	$—	$—	$(9.3)

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
December 31, 2025 and 2024

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
(2)Investments related to long-term incentive compensation plans of $37.9 million and $48.5 million at December 31, 2025 and December 31, 2024, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $13.3 million and $19.4 million at December 31, 2025 and December 31, 2024, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $3.1 million and $2.9 million at December 31, 2025 and December 31, 2024, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from December 31, 2025. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the year ended December 31, 2025.
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

5) Variable Interest Entities

The Company, through Acadian LLC, sponsors the formation of various entities considered to be VIEs. These VIEs are primarily Funds managed by Acadian LLC and other partnership interests typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Acadian LLC key employees and/or individuals that have ownership interests in Acadian LLC.
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company, through Acadian LLC in its capacity as the investment advisor to the Funds, generally has power over the Funds and therefore the Company may be required to consolidate a Fund that is a VIE if it has potentially significant economics. Typically, the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.
When the Company’s ownership interest in a Fund, including interests of related parties, is significant, the Company generally consolidates the VIE. If the Company subsequently determines that it no longer controls the managed funds in which it has invested, or no longer has an obligation to absorb losses or rights to receive benefits, the Company will deconsolidate the Fund.
The following table presents the assets and liabilities of Funds that are VIEs consolidated by the Company (in millions):

	2025	2024
Assets
Cash and cash equivalents	$23.2	$3.7
Investments	90.4	$154.0
Other assets of consolidated Funds	24.9	1.6
Total Assets	$138.5	$159.3
Liabilities

Securities sold short	$7.8	$20.4
Other liabilities of consolidated Funds	23.3	$0.8
Total Liabilities	$31.1	$21.2

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

5) Variable Interest Entities (cont.)

“Investments” consist of investments in equity securities, corporate bonds, and derivative securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities held by consolidated Funds have no recourse to the Company’s general credit.
The Company’s involvement with Funds that are VIEs but that are not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2025	2024
Equity interests on the Consolidated Balance Sheets	$13.3	$2.9
Maximum risk of loss(1)	$13.3	$2.9

(1)Includes the carrying value of investments the Company has made in the unconsolidated VIEs in which the Company is not the primary beneficiary.

6) Fixed Assets
The Company’s fixed assets, which are primarily located in the U.S., consisted of the following at December 31 (in millions):

	2025	2024
Leasehold improvements	$28.8	$28.5
Office equipment	9.3	8.7
Furniture and fixtures	6.4	6.3
Software and web development	117.8	111.1
Fixed assets, at cost	162.3	154.6
Accumulated depreciation and amortization	(131.3)	(118.9)
Fixed assets, net	$31.0	$35.7

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

6) Fixed Assets (cont.)

Depreciation and amortization expense was $16.6 million, $18.5 million and $17.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025 and 2024, the Company disposed of property, plant, and equipment with a cost basis of $4.4 million and $19.0 million, respectively, and accumulated depreciation of $(4.4) million and $(19.0) million, respectively. These disposals included leasehold improvements, office equipment, furniture and fixtures and software. There were no gains or losses on disposals recorded during the year ended December 31, 2025 and 2024.

7) Leases
The Company has operating leases for corporate offices, data centers and certain equipment. The operating leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years. Some of the Company’s leases also include options to terminate the lease prior to expiration.
The following table summarizes information about the Company’s operating leases for the years ended December 31 (in millions):

	2025	2024	2023
Operating lease cost	$8.6	$8.7	$8.6
Variable lease cost	0.1	0.1	0.1
Total operating lease expense	$8.7	$8.8	$8.7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.7	$9.0	9.3
Right of use assets obtained in exchange for new operating lease liabilities	1.4	2.1	3.4
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the years ended December 31, 2025 and 2024, the weighted average remaining lease term was 7.6 years and 8.5 years, respectively. For each of the years ended December 31, 2025 and 2024 the weighted average discount rate was 3.55%.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

7) Leases (cont.)

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2026	$9.7
2027	9.3
2028	9.0
2029	8.2
2030	8.3
Thereafter	25.3
Total lease payments	69.8
Less imputed interest	(8.4)
Total	$61.4

8) Goodwill
The following table presents the changes in goodwill in 2025 and 2024 (in millions):

Quant & Solutions
Goodwill	$22.1
Accumulated impairment	(1.8)
December 31, 2023	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2024	$20.3
Additions	—
Impairments	—
Goodwill	22.1
Accumulated impairment	(1.8)
December 31, 2025	$20.3

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

9) Related Party Transactions

Amounts due for investment advisory fee receivables from related parties were comprised of the following at December 31 (in millions):

	2025	2024
Investment advisory fee receivable from unconsolidated Funds(1)	$60.5	$42.7
Total amounts due for investment advisory fee receivables from related parties	$60.5	$42.7
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2025	2024	2023
Management fees from unconsolidated Funds(1)	$147.8	$119.9	$86.5
Performance fees from unconsolidated Funds(1)	14.2	9.3	1.0
Total related party revenues	$162.0	$129.2	$87.5

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

10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2025	2024
Accounts payable	$6.8	$6.7
Accrued expenses	30.6	25.6
Accrued interest payable	0.2	5.6
Total accounts payable and accrued expenses	$37.6	$37.9

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

11) Other Compensation Liabilities

Other compensation liabilities consisted of the following at December 31 (in millions):

	2025	2024
Share-based payments liability (Note 18)	$37.0	$25.4
Profit interests compensation liability	54.0	18.7
Voluntary deferral plan liability (Note 17)	37.9	48.4
Total other compensation liabilities	$128.9	$92.5
Profit interests compensation expense amounted to $38.0 million in 2025, $19.0 million in 2024, and $0.0 million in 2023. Redemptions of profit sharing interests from Acadian LLC key employees for cash were $2.7 million in 2025, $0.3 million in 2024, and $0.0 million in 2023.

12) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	December 31, 2025			December 31, 2024
(in millions)	Carrying value	Fair Value	Fair Value Level	Carrying value	Fair Value	Fair Value Level
Revolving credit facilities:
$140 million revolving credit facility expiring August 29, 2027(1)(2)	$—	$—		$—	$—
$175 million revolving credit facility expiring October 28, 2028(1)(2)	—	—		—	—
Total revolving credit facility	$—	$—		$—	$—
Third-party borrowings:
$275 million 4.80% Senior Notes Due July 27, 2026(3)(4)	—	—	2	274.3	271.7	2
$200 million Delayed Draw Term Loan Due October 28, 2028(1)	200.0	200.0		—	$—
Total third-party borrowings	$200.0	$200.0		$274.3	$271.7

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

12) Borrowings and Debt (cont.)

(1)Fair value approximates carrying value because the credit facility and the delayed draw term loan have variable interest rates based on selected short term market rates.
(2)On October 28, 2025, Acadian LLC’s $140 million revolving credit facility (the “Prior LLC Credit Agreement”) was terminated and replaced with a new $175 million revolving credit facility. The weighted average interest rate for the Prior LLC Credit Agreement was 5.93%, 6.93% and 6.19% in 2025, 2024 and 2023, respectively.
(3)The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.
(4)On December 1, 2025, the Company completed the full redemption of the $275 million aggregate principal amount outstanding of its 4.80% Senior Notes due July 27, 2026. As a result of this transaction, the Company recorded a $1.4 million loss on extinguishment of debt within the Consolidated Statement of Operations for the year ended December 31, 2025.
The Delayed Draw Term Loan Credit Agreement and Revolving Credit Agreement
On October 28, 2025 (the “Closing Date), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement among Acadian LLC, the Lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as the Administrative Agent (the “DDTL Credit Agreement”) and a Revolving Credit Agreement among Acadian LLC, the Lenders from time to time party thereto, Bank of America, as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto (the “Revolving Credit Agreement”).
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
The weighted average interest rate for the Term Facility was 5.65% in 2025.
Financial covenants under the Term Facility include the quarterly maintenance by the Acadian LLC of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

12) Borrowings and Debt (cont.)

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
Borrowings under the Revolving Credit Agreement bear interest, at Acadian LLC's option, at a rate per annum equal to (i) Term SOFR (as defined in the Revolving Credit Agreement) for the applicable interest period plus an applicable margin equal to a range of 1.5% to 2.0% depending on Acadian LLC’s Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) an alternate base rate (defined as a rate equal to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America's published "prime rate" and (iii) Term SOFR plus 1.0%) plus an applicable margin equal to a range of 0.5% to 1.0% depending on Acadian LLC’s Consolidated Leverage Ratio. The Company is required to pay a commitment fee at a per annum rate ranging from 0.25% to 0.375%, with such amount based on Acadian LLC’s Consolidated Leverage Ratio on the daily undrawn amount of the revolving commitments, and customary letter of credit participation and fronting fees.
As of December 31, 2025, Acadian LLC had unused lines of credit of $172.5 million comprised of undrawn commitments on the Revolving Credit Facility of $175 million less a $2.5 million letter of credit with Bank of America related to one of the Acadian LLC’s current office spaces.
As of December 31, 2025, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2026	$—
2027	—
2028	200.0
2029	—
2030	—
Thereafter	—
Total	$200.0

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

13) Income Taxes

Income before income taxes consisted of the following for the years ended December 31 (in millions):

	2025	2024	2023
Domestic	$132.1	$118.1	$90.1
Foreign	11.1	7.6	6.4
Total	$143.2	$125.7	$96.5

The components of income tax expense for the years ended December 31 are as follows (in millions):

	2025	2024	2023
Current:
Federal	$22.1	$32.0	$22.6
State	10.2	14.7	11.2
Foreign	2.8	2.4	1.6
Total current expense (benefit)	35.1	49.1	35.4
Deferred:
Federal	2.0	(9.9)	(6.3)
State	(0.5)	—	0.5
Foreign	—	(0.3)	(0.2)
Total deferred expense (benefit)	1.5	(10.2)	(6.0)
Total tax expense (benefit)	$36.6	$38.9	$29.4
The Company reclassified the tax effects related to derivative securities and foreign currency translation within other comprehensive income of $0.6 million, $(0.8) million and $(0.9) million in the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, the Company adopted ASU 2023-09 on a retrospective basis to enhance the income taxes disclosure regarding income taxes paid and the rate reconciliation disclosure.

The income tax paid, net of refunds, by the Company for the years ended December 31 are as follows (in millions):

	2025	2024	2023
Federal	$22.1	$32.0	$25.9
State	9.1	14.5	12.3
Foreign	3.0	2.0	(0.4)
Total	$34.2	$48.5	$37.8

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

13) Income Taxes (cont.)

Income taxes paid, net of refunds, exceed five percent of total income taxes paid (net) in the following jurisdictions (in millions):

	2025	2024	2023
State:
Massachusetts	$5.0	$9.1	$7.4

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported for the years ended December 31 are as follows (in millions):

	2025		2024		2023
	$	%	$	%	$	%
Tax at U.S. federal statutory income tax rate	$30.1	21.0%	$26.4	21.0%	$20.3	21.0%
State income taxes, net of federal benefit	7.7	5.5%	11.3	9.0%	5.6	5.8%
Foreign Tax Effects
Other foreign jurisdictions	0.7	0.5%	0.4	0.3%	—	—%
Effective of change in tax laws or rates enacted in the current period	—	—%	—	—%	3.3	3.5%
Effect of cross-border tax laws	0.7	0.5%	0.9	0.8%	0.6	0.6%
Nontaxable or nondeductible items
Executive Compensation	2.2	1.5%	0.3	0.2%	0.2	0.2%
Other	(0.1)	(0.1)%	(0.3)	(0.2)%	(0.4)	(0.4)%
Changes in unrecognized tax benefits	(0.1)	(0.1)%	0.3	0.2%	0.2	0.2%
Other Adjustments
Non-controlling interest	(5.6)	(3.9)%	(0.4)	(0.3)%	(0.3)	(0.3)%
Other	1.0	0.7%	—	—%	(0.1)	(0.1)%
Effective income tax rate	$36.6	25.6%	$38.9	31.0%	$29.4	30.5%
The Company’s effective income tax rate is higher than the US federal tax rate of 21% primarily due to state taxes and executive compensation, partially offset by non-controlling interest. State taxes in Massachusetts and New York made up greater than 50% of the tax effect of state income taxes.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

13) Income Taxes (cont.)

During the year ended December 31, 2023, Massachusetts enacted a change in the state’s apportionment formula for corporations effective for tax years beginning on or after January 1, 2025. The Company measures its deferred tax assets and liabilities at the enacted rates for the period in which these items are expected to reverse. As a result, in the year ended December 31, 2023, the Company recorded the discrete tax impact due to the effect of the change in tax law on the measurement of its deferred tax assets.
As of December 31, 2025, the Company maintains the assertion that the foreign unremitted earnings of multiple foreign subsidiaries are not permanently reinvested. The amount of deferred tax recorded during the period was not material. For foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon repatriation from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings and the amount of any unrecognized deferred income tax liability on these unremitted earnings is immaterial at December 31, 2025.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2025	2024
Deferred tax assets:
Investment in partnerships	74.1	73.4
Employee compensation	1.2	1.3
Other	3.0	2.6
Cash flow hedge	—	1.6
Total deferred tax assets	78.3	78.9
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	78.3	78.9
Deferred tax liabilities:
Other	0.8	0.6
Total deferred tax liabilities	0.8	0.6
Net deferred tax assets	$77.5	$78.3
At December 31, 2025 and 2024, the Company’s net deferred tax asset primarily relates to its outside basis difference in its investment in Acadian LLC, which is treated as a partnership for federal income tax purposes.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

13) Income Taxes (cont.)

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2025 and 2024. As of December 31, 2025, management believes it is more likely than not that the balance of the deferred tax assets will be realized, as such, no valuation allowance is required based on forecasted taxable income.

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2025	2024	2023
Balance as of January 1	$1.3	$1.1	$0.9
Additions based on current year tax positions	0.4	0.3	0.7
Reductions related to lapses of statutes of limitations	(0.6)	(0.1)	(0.5)
Balance as of December 31	$1.1	$1.3	$1.1
The Company’s liability for uncertain tax positions includes unrecognized benefits of $0.9 million and $1.0 million at December 31, 2025 and 2024, respectively, that if recognized would affect the effective tax rate on income.
The Company recognized $0.0 million, $0.1 million, and $0.1 million in interest and penalties in its income tax provision for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s liability for uncertain tax positions at December 31, 2025 and 2024 includes accrued interest and penalties of $0.2 million and $0.2 million, respectively.
The Company and its subsidiaries file tax returns in the U.S., U.K., state, local, and other foreign jurisdictions. As of December 31, 2025, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2021.

The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2025 the Company is subject to examination in two jurisdictions.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact to the income tax expense during the period ended December 31, 2025.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

14) Commitments and Contingencies

Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the periods presented.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Consolidated Balance Sheets as of December 31, 2025 and 2024, related to this guaranty.

Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of December 31, 2025 and 2024, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.
Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2025 and 2024, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2025 and 2024.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
December 31, 2025 and 2024

15) Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable common stock, except when inclusion is anti-dilutive.
The calculation of basic and diluted earnings per share of common stock for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in millions, except per share data):

	2025	2024	2023
Numerator:
Net income attributable to controlling interests	$80.0	$85.0	$65.8
Denominator:
Weighted-average shares of common stock outstanding—basic	36,191,989	37,770,185	41,493,154
Potential shares of common stock:
Restricted stock units	30,206	22,178	7,448
Employee stock options	—	536,043	1,037,341
Weighted-average shares of common stock outstanding—diluted	36,222,195	38,328,406	42,537,943
Earnings per share of common stock attributable to controlling interests:
Basic	$2.21	$2.25	$1.59
Diluted	$2.21	$2.22	$1.55

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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

16) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue by location of client domicile for the years ended December 31 (in millions) is presented below:

	2025	2024	2023
Quant & Solutions
U.S.	$389.3	$327.5	$281.9
Non-U.S.	128.4	103.6	91.3
Management fee revenue	$517.7	$431.1	$373.2
17) Employee Benefits
The Company has various defined contribution plans covering substantially all of its full-time employees. In addition to pre-tax contributions made by employees, the Company also makes contributions to the qualified plans annually.
The Company also has non-qualified defined contribution plans covering certain senior employees. The Company has established a Deferred Compensation Plan under which the Board of Directors makes awards that may be invested by the recipient in investments deemed available under the plan. Vesting of awards under the Deferred Compensation Plan is based on the number of years of service already provided by the employee at the date of the grant. In addition, the Company has established a Voluntary Deferral Plan that provides officers of the Company the opportunity to voluntarily defer a portion of their compensation. The compensation deferred is deemed to be invested in one or more investment options available under the plan. These non-qualified plans are unfunded, although the Company does make contributions to a consolidated irrevocable rabbi trust to hedge its risks in terms of providing returns to employees on their deemed investments held in the plan.
As of December 31, 2025 and 2024, a total of $37.9 million and $48.4 million, respectively, had been recorded as long-term compensation liabilities and a total of $37.9 million and $48.5 million, respectively, had been invested under the Deferred Compensation and Voluntary Deferral plans. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $5.1 million and $5.0 million, respectively, for the year ended December 31, 2025, $4.6 million and $4.6 million, respectively, for the year ended December 31, 2024, and $4.8 million and $4.9 million, respectively, for the year ended December 31, 2023. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 of $9.2 million, $8.5 million and $5.5 million, respectively.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2025	2024	2023
Balance, beginning of period	$25.4	$23.0	$19.4
Amortization and revaluation of granted awards	12.8	10.5	6.2
Repurchases (cash-settled)	(1.2)	(8.1)	(2.6)
Balance, end of period	$37.0	$25.4	$23.0
Equity-settled corporate awards
Acadian Asset Management Inc. equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock awards (“Performance-based RSAs”), performance-based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity-based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. As of December 31, 2025, the Company had 4.5 million shares of common stock available to be granted under the various plans.
Compensation expense recognized by the Company for the years ended December 31, 2025, 2024 and 2023 in relation to these awards was $3.0 million, $0.9 million, and $1.2 million respectively. The related income tax benefit recognized for years ended December 31, 2025, 2024 and 2023 was $0.1 million, $0.1 million and $0.2 million respectively. Unamortized compensation expense related to unvested RSUs at December 31, 2025 of $7.3 million is expected to be recognized over a weighted-average period of 1.9 years. The service inception date for annual awards granted in 2025 is deemed to be January 1, 2024. It is anticipated that annual awards for 2025 with a fair value of $8.8 million will be granted during 2026 with a service inception date of January 1, 2025.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

18) Equity-based Compensation (cont.)

Grants of restricted stock units in Acadian Asset Management Inc.
The following table summarizes the activity related to restricted stock units:

	2025		2024		2023
Acadian Asset Management Inc. RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	62,689	$22.80	48,797	$24.19	71,664	$20.95
Granted during the year	43,493	26.99	44,639	21.68	49,494	24.04
Forfeited during the year	—	—	—	—	(15,823)	25.05
Vested during the year	(38,461)	23.06	(30,747)	23.54	(56,538)	19.72
Outstanding at end of the year	67,721	$25.34	62,689	$22.80	48,797	$24.19
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted stock units granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Stock Options in Acadian Asset Management Inc.
There were no stock option awards outstanding during the year ended December 31, 2025. The following tables summarizes the activity related to the Company’s stock option awards for 2024 and 2023, respectively:

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
December 31, 2025 and 2024

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
There were no stock options granted by the Company during the years ended December 31, 2025, 2024, and 2023. There were no stock options vested and no stock options exercised during the year ended December 31, 2025. The total grant date fair value of options vested during the years ended December 31, 2024 and 2023 was $0.0 million and $1.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $24.7 million and $5.1 million, respectively. The Company received $0.1 million and $0.0 million related to the exercise of options for the year ended December 31, 2024, and 2023, respectively. The Company realized tax benefits of $0.1 million, and $0.3 million related to the exercise of options for the year ended December 31, 2024, and 2023, respectively. Shares issued upon exercise of the options represent newly issued shares.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

19) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2022	$1.7	$(12.3)	$(10.6)
Foreign currency translation adjustment before tax	1.4	—	1.4
Amortization related to derivatives securities before tax	—	3.4	3.4
Tax impact	—	(0.9)	(0.9)
Other comprehensive income	1.4	2.5	3.9
Balance, as of December 31, 2023	$3.1	$(9.8)	$(6.7)
Foreign currency translation adjustment before tax	(0.5)	—	(0.5)
Amortization related to derivatives securities before tax	—	3.6	3.6
Tax impact	0.1	(0.9)	(0.8)
Other comprehensive income (loss)	(0.4)	2.7	2.3
Balance, as of December 31, 2024	$2.7	(7.1)	$(4.4)
Foreign currency translation adjustment before tax	0.9	—	0.9
Amortization related to derivatives securities before tax (1)	—	6.3	6.3
Tax impact	(0.2)	0.8	0.6
Other comprehensive income	0.7	7.1	7.8
Balance, as of December 31, 2025	$3.4	$—	$3.4

(1)On December 1, 2025, the Company completed the full redemption of the $275 million aggregate principal amount outstanding of its 4.80% Senior Notes due July 27, 2026. As a result of this transaction, the Company recorded $2.7 million of amortization expense included in the Amortization related to derivative securities before tax.

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
On December 1, 2025, the Company completed the full redemption of the $275 million aggregate principal amount outstanding of its 4.80% Senior Notes due July 27, 2026. As a result of this transaction, amortization of $2.7 million (of the $6.3 million interest expense reclassified to earnings for the year ended December 31, 2025) was accelerated and reclassified to earnings as interest expense.
As of December 31, 2025, there was no balance relating to the cash flow hedge recorded in accumulated other comprehensive income (loss) before tax. The Company reclassified $6.3 million, $3.6 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
21) Segment Information
The Company has the following reportable segment:
•Quant & Solutions—incorporates strategies that utilize advanced technology to collect and analyze data, aiming to identify mispriced assets and generate attractive risk-adjusted returns for investors; portfolios include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, and Systematic Credit. This segment consists of our ownership interest in Acadian LLC.
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

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

21) Segment Information (cont.)
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
December 31, 2025 and 2024

21) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the years ended December 31 (in millions):

($ in millions)		2025	2024	2023

U.S. GAAP consolidated revenue		$563.7	$505.6	$426.6
Exclude revenue from consolidated Funds	(a)	14.6	3.1	3.0
Quant & Solutions segment ENI revenue		$549.1	$502.5	$423.6

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	96.1	90.7	86.6
Variable compensation	(c)	121.8	119.9	102.2
Acadian LLC key employee distributions	(d)	21.4	9.7	5.1
Depreciation and amortization	(e)	16.6	18.1	17.3
Other segment items	(f)	101.6	87.9	80.3
Segment economic net income		$191.6	$176.2	$132.1
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(18.3)	(19.4)	(19.1)
Adjustments and reconciling items	(h)	6.5	1.9	(7.1)
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(47.7)	(23.2)	0.1
Investment income (loss)		(0.1)	2.2	(0.1)
Interest income		3.7	3.5	6.1
Interest expense		(21.7)	(19.4)	(19.6)
Loss on extinguishment of debt		(1.4)	—	—
Net consolidated Funds' investment gains		30.6	3.9	4.1
Income before income taxes		$143.2	$125.7	$96.5
Income tax expense		(36.6)	(38.9)	(29.4)
Consolidated net income		$106.6	$86.8	$67.1
Net income attributable to redeemable non-controlling interests in consolidated Funds		(26.6)	(1.8)	(1.3)
Net income attributable to controlling interests		$80.0	$85.0	$65.8

Acadian Asset Management Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025 and 2024

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
(g)Included in unallocated corporate expenses for the years ended December 31, 2025, 2024 and 2023 was compensation and benefits of $10.9 million, $10.0 million, and $9.2 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the years ended December 31, 2025, 2024 and 2023 was general and administrative expenses of $7.4 million, $9.4 million, and $9.9 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
(h)Adjustments and reconciling items includes consolidated Funds revenue, consolidated Fund expense, and restructuring costs.
(i)Non-cash Acadian LLC key employee equity revaluations represent changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, which are included within the U.S. GAAP compensation and benefits expense.

22) Subsequent Events
On February 4, 2026, the Company’s Board of Directors approved a quarterly interim dividend of $0.10 per common share payable on March 27, 2026 to common shareholders of record as of the close of business March 13, 2026.
As of February 27, 2026, the outstanding balance on Acadian LLC’s Revolving Credit Facility was $25 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer, and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2025. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer participated in this evaluation and concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2025, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During our fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of stockholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of stockholders.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of stockholders.

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

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective January 1, 2025, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on February 27, 2025.

3.3		Amended and Restated Bylaws, adopted as of May 13, 2025, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 16,2025.

4.1		Specimen Common Stock Certificate incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 8, 2025.

4.2
Base Indenture, dated as of July 25, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 25, 2016.

4.3	*	Description of Registrant’s Securities.

10.1		Acadian Asset Management Inc. Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on February 27, 2025.

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

10.4		Form of Indemnity Agreement, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 27, 2025.

10.5
Eighth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, dated December 31, 2024, incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 27, 2025.

10.6	#	Acadian Asset Management Inc. Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 27, 2025.

Exhibit No.		Description
10.7	#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on February 27, 2025.

10.8	#	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 27, 2025.

10.9	#	Employment Agreement, dated April 15, 2020, by and between BrightSphere Inc. and Richard Hart, incorporated herein by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2021.

10.10	#
Amended and Restated Employment Agreement, dated May 4, 2023, by and between BrightSphere Inc. and Christina Wiater incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2023.

10.11	#
Employment Agreement, dated September 30, 2024, by and among the Company, Acadian and Kelly Young, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2024.

10.12	#	Amended and Restated Acadian Asset Management LLC Bonus Plan, effective January 1, 2025, incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 27, 2025.

10.13	#
Amended and Restated Acadian Asset Management LLC Deferred Compensation Plan, effective January 1, 2025, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on February 27, 2025.

10.14
Delayed Draw Term Loan Credit Agreement, dated as of October 28, 2025, among Acadian Asset Management LLC, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent. incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 30, 2025.

10.15
Revolving Credit Agreement, dated as of October 28, 2025, among Acadian Asset Management LLC, the Lenders from time to time party thereto, Bank of America, N.A., as the Administrative Agent and a L/C Issuer and the other L/C Issuers from time to time party thereto, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on October 30, 2025.

10.16	#*	Form of Performance-based Restricted Stock Unit Award Agreement for Employees

10.17	#*	Form of Restricted Stock Unit Award Agreement for Employees

19	*	Acadian Asset Management Inc. Insider Trading Policy

21.1	*	Subsidiaries of Acadian Asset Management Inc.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s principal executive officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

31.2	*	Certification of the Company’s principal financial officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1		BrightSphere Investment Group Inc. Rule 10D-1 Clawback Policy, effective October 2, 2023, incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 27, 2025.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements.

104	*	The cover page of this Annual Report on Form 10-K, formatted in Inline eXtensible Business Reporting Language (embedded within the Inline XBRL document contained in Exhibit 101).
_______________________________________________________________________________
* Filed herewith
** Furnished herewith
# Indicates management contract or compensatory plan

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadian Asset Management Inc.
Dated:	February 27, 2026

		By:	/s/ Kelly Young
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

Signature	Title	Date

/s/ KELLY YOUNG
Kelly Young	President and Chief Executive Officer	February 27, 2026

/s/ JOHN PAULSON
John Paulson	Chairman	February 27, 2026

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 27, 2026

/s/ ANDREW KIM
Andrew Kim	Director	February 27, 2026

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 27, 2026

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