Form 10-Q
period 2026-03-31
Acadian Asset Management Inc.
filed 2026-05-07
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of May 5, 2026 was 35,628,988.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Acadian Asset Management Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$129.0	$101.2
Investment advisory fees receivable	190.0	178.5
Income taxes receivable	0.1	2.9
Fixed assets, net	31.2	31.0
Right of use assets	46.0	47.6
Investments	50.8	51.2
Goodwill	20.3	20.3
Other assets	29.0	28.3
Deferred tax assets	81.8	77.5
Assets of consolidated Funds:
Cash and cash equivalents, restricted	21.0	23.2
Investments	91.1	90.4
Other assets	25.1	24.9
Total assets	$715.4	$677.0
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$32.7	$37.6
Accrued incentive compensation	47.4	129.9
Other compensation liabilities	142.5	128.9
Accrued income taxes	17.0	4.1
Operating lease liabilities	59.5	61.4
Revolving credit facility	85.0	—
Third party borrowings	200.0	200.0
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	21.8	21.8
Other liabilities	2.3	1.5
Securities sold short	7.8	7.8
Total liabilities	616.0	593.0
Commitments and contingencies (Note 8)
Redeemable non-controlling interests in consolidated Funds	21.9	23.4
Equity:
Common stock (par value $0.001; 35,628,988 and 35,709,120 shares, respectively, issued)	—	—
Additional paid-in capital	—	1.0
Retained earnings	74.2	56.2
Accumulated other comprehensive income	3.3	3.4
Total equity and redeemable non-controlling interests in consolidated Funds	99.4	84.0
Total liabilities and equity	$715.4	$677.0
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Management fees	$159.3	$112.9
Performance fees	5.7	5.3
Consolidated Funds’ revenue	2.0	1.7
Total revenue	167.0	119.9
Operating expenses:
Compensation and benefits	96.0	60.8
General and administrative expense	24.9	22.3
Depreciation and amortization	3.6	4.2
Consolidated Funds’ expense	0.6	0.7
Total operating expenses	125.1	88.0
Operating income	41.9	31.9
Non-operating income and (expense):
Investment income	0.1	0.3
Interest income	0.9	1.1
Interest expense	(3.4)	(4.8)
Net consolidated Funds’ investment gains (losses)	(1.9)	3.6
Total non-operating income (loss)	(4.3)	0.2
Income before income taxes	37.6	32.1
Income tax expense	13.2	8.3
Net income	24.4	23.8
Net income attributable to redeemable non-controlling interests in consolidated Funds	0.1	3.7
Net income attributable to controlling interests	$24.3	$20.1

Earnings per share (basic) attributable to controlling interests	$0.68	$0.54
Earnings per share (diluted) attributable to controlling interests	0.68	0.54
Weighted average common stock outstanding	35.7	37.4
Weighted average diluted common stock outstanding	35.8	37.4
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$24.4	$23.8
Other comprehensive income:
Amortization related to derivative securities, net of tax	—	0.7
Foreign currency translation adjustment, net of tax	(0.1)	0.5
Total other comprehensive income (loss)	(0.1)	1.2
Total comprehensive income	24.3	25.0
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	0.1	3.7
Total comprehensive income attributable to controlling interests	$24.2	$21.3

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2026 and 2025
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock including excise taxes	(0.8)	—	(0.4)	(19.2)	—	(19.6)	—	(19.6)
Equity-based compensation	—	—	0.6	—	—	0.6	—	0.6
Foreign currency translation adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5
Amortization related to derivative securities, net of tax	—	—	—	—	0.7	0.7	—	0.7
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Net income (loss)	—	—	—	20.1	—	20.1	3.7	23.8
March 31, 2025	36.7	$—	$—	$24.9	$(3.2)	$21.7	$70.8	$92.5

December 31, 2025	35.7	$—	$1.0	$56.2	$3.4	$60.6	23.4	$84.0
Repurchase of common stock including excise taxes	(0.1)	—	(2.0)	(2.7)	—	(4.7)	—	(4.7)
Capital contributions (distributions)	—	—	—	—	—	—	(1.6)	(1.6)
Equity-based compensation	—	—	1.5	—	—	1.5	—	1.5
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Withholding tax related to restricted stock vesting	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Dividends ($0.10 per share)	—	—	—	(3.6)	—	(3.6)	—	(3.6)
Net income (loss)	—	—	—	24.3	—	24.3	0.1	24.4
March 31, 2026	35.6	$—	$—	$74.2	$3.3	$77.5	$21.9	$99.4
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$24.4	$23.8
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(0.1)	(3.7)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3.6	4.2
Amortization of debt-related costs	0.3	1.1
Amortization and revaluation of non-cash compensation awards	18.7	0.8
Deferred income taxes	(4.3)	1.1
(Gains) losses on other investments	1.2	(0.1)
Changes in operating assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(11.5)	32.7
Decrease in other receivables, prepayments, deposits and other assets	1.8	3.6
(Decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(86.4)	(101.6)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	8.0	(10.6)
Net cash flows from operating activities, excluding consolidated Funds	(44.3)	(48.7)
Net income attributable to redeemable non-controlling interests in consolidated Funds	0.1	3.7
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) losses on other investments	1.3	(2.7)
Purchase of investments	(38.6)	(71.7)
Sale of investments	36.5	73.4
(Increase) decrease in receivables and other assets	—	(3.3)
Increase in accounts payable and other liabilities	0.1	0.5
Net cash flows from operating activities of consolidated Funds	(0.6)	(0.1)
Total net cash flows from operating activities	(44.9)	(48.8)

Cash flows from investing activities:
Additions of fixed assets	(3.9)	(2.5)
Purchase of investment securities	(2.1)	(2.5)
Sale of investment securities	1.8	16.8
Net cash flows from investing activities	(4.2)	11.8
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from third party borrowings and revolving credit facility	95.0	100.0
Repayment of third party borrowings and revolving credit facility	(10.0)	(20.0)
Dividends paid to stockholders	(2.4)	(0.2)
Dividends paid to related parties	(1.2)	(0.2)
Repurchase of common stock	(4.7)	(17.8)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.5)	(0.2)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital redeemed	(1.6)	—
Total net cash flows from financing activities	74.6	61.6
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase in cash and cash equivalents	25.6	24.7
Cash and cash equivalents at beginning of period (including restricted cash)	124.4	98.5
Cash and cash equivalents at end of period (including restricted cash)	$150.0	$123.2

Cash and cash equivalents
Cash and cash equivalents	$129.0	$119.6
Cash and cash equivalents of consolidated Funds, restricted	21.0	3.6
Cash and cash equivalents at end of period (including restricted cash)	$150.0	$123.2

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$2.8	$6.7
Income taxes paid	$1.8	$1.4

Supplemental disclosure of non-cash investing and financing transactions:
Payable for repurchases of common stock	$—	$1.6
Excise tax on repurchase of common stock	$—	$0.2

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”), is a holding company that operates a systematic investment management business through its majority owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC is a leading investment manager that offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. The Company’s Quant & Solutions reportable segment consists of Acadian LLC:
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As part of the Offering, the Company was authorized to issue up to 230 million shares of $0.001 par value per share common stock. As of March 31, 2026, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 21.8% of the common stock of the Company.

For the three months ended March 31, 2026, the Company repurchased 95,132 shares of common stock at an average price of $49.77 per share, or approximately $4.7 million in total, including commissions. For the three months ended March 31, 2025, the Company repurchased 770,812 shares of common stock at an average price of $25.09 per share, or approximately $19.4 million in total, including commissions.
All shares of common stock repurchased by the Company were retired.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations, statements of comprehensive income, statements of changes in stockholders’ equity, and statements of cash flows of the Company. Within these Condensed Consolidated Financial Statements, Paulson and its related entities, as defined above, are considered “related parties.”
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements have been included. All dollar amounts, except per-share data in the text and tables herein, are stated in millions of United States Dollars (“USD”) unless otherwise indicated. Transactions between the Company and its related parties are included in the Condensed Consolidated Financial Statements; however, intercompany balances and transactions among the Company, Acadian LLC, and consolidated Funds are eliminated in consolidation.
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (annual report on Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements.
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
New accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. This amendment is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the impact that the adoption will have on the Condensed Consolidated Financial Statements and has not yet determined the transition approach.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for internal-use software costs. This amendment is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. The Company is evaluating the impact that the adoption will have on the Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements to the Accounting for derivatives and hedging, which aims to more closely align hedge accounting with the economics of an entity’s risk management activities. This amendment is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company does not expect the additional disclosure requirements under ASU 2025-09 to have a material impact on the Consolidated Financial Statements.
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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2026	December 31, 2025
Investments of consolidated Funds	$91.1	$90.4
Other investments	13.4	13.3
Investments related to long-term incentive compensation plans	37.4	37.9
Total investments per Condensed Consolidated Balance Sheets	$141.9	$141.6

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2026
Assets of AAMI and consolidated Funds
Common and preferred stock	$23.3	$—	$—	$—	$23.3
Corporate bonds	—	65.6	—	—	65.6
Derivatives	—	2.2	—	—	2.2
Consolidated Funds total(1)	23.3	67.8	—	—	91.1
Investments related to long-term incentive compensation plans(2)	37.4	—	—	—	37.4
Investments in unconsolidated Funds(3)	—	—	—	13.4	13.4
AAMI total	37.4	—	—	13.4	50.8
Total fair value assets	$60.7	$67.8	$—	$13.4	$141.9

Liabilities of consolidated Funds
Securities sold short	$(7.8)	$—	$—	$—	$(7.8)
Derivatives	(0.1)	(2.2)	—	—	(2.3)
Consolidated Funds total(1)	(7.9)	(2.2)	—	—	(10.1)
Total fair value liabilities	$(7.9)	$(2.2)	$—	$—	$(10.1)

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2025
Assets of AAMI and consolidated Funds
Common and preferred stock	$23.6	$—	$—	$—	$23.6
Corporate bonds	—	65.0	—	—	65.0
Derivatives	—	1.8	—	—	1.8
Consolidated Funds total(1)	23.6	66.8	—	—	90.4
Investments related to long-term incentive compensation plans(2)	37.9	—	—	—	37.9
Investments in unconsolidated Funds(3)	—	—	—	13.3	13.3
AAMI total	37.9	—	—	13.3	51.2
Total fair value assets	$61.5	$66.8	$—	$13.3	$141.6

Liabilities of consolidated Funds
Securities sold short	$(7.8)				$(7.8)
Derivatives	—	(1.5)	—	—	(1.5)
Consolidated Funds total(1)	(7.8)	(1.5)	—	—	(9.3)
Total fair value liabilities	$(7.8)	$(1.5)	$—	$—	$(9.3)

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
(2)Investments related to long-term incentive compensation plans of $37.4 million and $37.9 million at March 31, 2026 and December 31, 2025, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(3)The uncategorized amounts of $13.4 million and $13.3 million at March 31, 2026 and December 31, 2025, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $2.8 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from March 31, 2026. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three months ended March 31, 2026 and 2025.
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
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company, through Acadian LLC in its capacity as the investment advisor to the Funds, generally has power over the Funds and therefore the Company may be required to consolidate a Fund that is a VIE if it has potentially significant economics. Typically, the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made in the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is significant.
When the Company’s ownership interest in a Fund, including interests of related parties, is significant, the Company generally consolidates the VIE. If the Company subsequently determines that it no longer controls the managed funds in which it has invested, or no longer has an obligation to absorb losses or rights to receive benefits that could be significant, the Company will deconsolidate the Fund.
The following table presents the assets and liabilities of Funds that are VIEs consolidated by the Company (in millions):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$21.0	$23.2
Investments	91.1	90.4
Other assets of consolidated Funds	25.1	24.9
Total Assets	$137.2	$138.5
Liabilities
Securities sold short	$7.8	$7.8
Other liabilities of consolidated Funds	24.1	23.3
Total Liabilities	$31.9	$31.1
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
The Company’s involvement with Funds that are VIEs but that are not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest in the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2026	December 31, 2025
Equity interests on the Condensed Consolidated Balance Sheets	$13.4	$13.3
Maximum exposure to loss(1)	$13.4	$13.3

(1)Includes the carrying value of investments the Company has made in the unconsolidated VIEs in which the Company is not the primary beneficiary.

6) Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The operating leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years. Some of the Company’s leases also include options to terminate the lease prior to expiration.
The following table summarizes information about the Company’s operating leases for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2.1	$2.2
Variable lease cost	—	—
Total operating lease expense	$2.1	$2.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.5	$2.4
Right of use assets obtained in exchange for new operating lease liabilities	—	—

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Leases (cont.)
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the three months ended March 31, 2026 and 2025, the weighted average remaining lease term was 7.4 years and 8.3 years, respectively, and the weighted average discount rate was 3.54% and 3.55%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2026 (excluding the three months ended March 31, 2026)	$7.2
2027	9.3
2028	8.9
2029	8.2
2030	8.4
Thereafter	25.4
Total lease payments	$67.4
Less imputed interest	(7.9)
Total	$59.5
7) Borrowings and Debt
The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	March 31, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility:
$175.0 million revolving credit facility expiring October 28, 2028(1)	$85.0	$85.0	$—	$—
Total revolving credit facility	$85.0	$85.0	$—	$—
Third party borrowings:
$200.0 million Delayed Draw Term Loan Due October 28, 2028(1)	$200.0	$200.0	$200.0	$200.0
Total third party borrowings	$200.0	$200.0	$200.0	$200.0

(1)Fair value approximates carrying value because the credit facility and the delayed draw term loan have variable interest rates based on selected short term market rates.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

The Delayed Draw Term Loan Credit Agreement and Revolving Credit Agreement
On October 28, 2025 (the “Closing Date”), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement with the Lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as the Administrative Agent (the “DDTL Credit Agreement”), and a Revolving Credit Agreement with the Lenders from time to time party thereto, Bank of America, as the Administrative Agent and a L/C Issuer, and the other L/C Issuers from time to time party thereto (the “Revolving Credit Agreement”).
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
Financial covenants under the Term Facility include the quarterly maintenance by Acadian LLC of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC.

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

As of March 31, 2026, Acadian LLC had unused lines of credit of $87.5 million comprised of undrawn commitments on the revolving credit facility of $90.0 million less a $2.5 million letter of credit with Bank of America related to one of Acadian LLC’s current office spaces.
8) Commitments and Contingencies
Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the periods presented.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 related to this guaranty.
Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of March 31, 2026, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.
Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2026, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2026.

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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to controlling interests	$24.3	$20.1
Denominator:
Weighted-average shares of common stock outstanding—basic	35,696,112	37,362,476
Potential shares of common stock:
Restricted stock units	59,559	18,059
Employee stock options	—	—
Weighted-average shares of common stock outstanding—diluted	35,755,671	37,380,535
Earnings per share of common stock attributable to controlling interests:
Basic	$0.68	$0.54
Diluted	$0.68	$0.54

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
Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue by location of client domicile for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Quant & Solutions
U.S.	$118.8	$85.9
Non-U.S.	40.5	27.0
Management fee revenue	$159.3	$112.9

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025 are as follows (in millions):

Foreign currency translation adjustment
Balance, as of December 31, 2025	$3.4
Foreign currency translation adjustment before tax	(0.1)
Tax impact	—
Other comprehensive income (loss)	(0.1)
Balance, as of March 31, 2026	$3.3

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)
Foreign currency translation adjustment before tax	0.5	—	0.5
Amortization related to derivatives securities before tax	—	1.0	1.0
Tax impact	—	(0.3)	(0.3)
Other comprehensive income (loss)	0.5	0.7	1.2
Balance, as of March 31, 2025	$3.2	$(6.4)	$(3.2)

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
On December 1, 2025, the Company completed the full redemption of the $275 million aggregate principal amount outstanding of its 4.80% Senior Notes due July 27, 2026. As of March 31, 2026, there was no balance relating to the cash flow hedge recorded in accumulated other comprehensive income (loss) before tax. The Company reclassified $1.0 million to earnings through interest expense for the three months ended March 31, 2025.
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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the three months ended March 31, 2026 and 2025 are as follows (in millions):

		Three Months Ended March 31,
($ in millions)		2026	2025

U.S. GAAP consolidated revenue		$167.0	$119.9
Exclude revenue from consolidated Funds	(a)	2.0	1.7
Quant & Solutions segment ENI revenue		$165.0	$118.2

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	24.9	22.9
Variable compensation	(c)	39.8	29.4
Acadian LLC key employee distributions	(d)	6.3	3.1
Depreciation and amortization	(e)	3.6	4.2
Other segment items	(f)	29.0	23.7
Segment economic net income		$61.4	$34.9
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(4.8)	(4.5)
Adjustments and reconciling items	(h)	1.4	1.2
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(16.1)	0.3
Investment income (loss)		0.1	0.3
Interest income		0.9	1.1
Interest expense		(3.4)	(4.8)
Net consolidated Funds' investment gains (losses)		(1.9)	3.6
Income before income taxes		$37.6	$32.1
Income tax expense		(13.2)	(8.3)
Consolidated net income		$24.4	$23.8
Net income attributable to redeemable non-controlling interests in consolidated Funds		(0.1)	(3.7)
Net income attributable to controlling interests		$24.3	$20.1

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
g.Included in unallocated corporate expenses for the three months ended March 31, 2026 and 2025 was compensation and benefits of $2.8 million and $2.4 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the three months ended March 31, 2026 and 2025 was general and administrative expenses of $2.0 million and $2.1 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “Acadian Asset Management”, “Acadian” or “AAMI” refer to Acadian Asset Management Inc., and references to “we,” “our” and “us” refer to AAMI and its consolidated subsidiaries. References to “Hold Co” refer to AAMI and its subsidiaries excluding Acadian Asset Management LLC (“Acadian LLC”). Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell Acadian LLC’s products or services, nor is any such information a recommendation for Acadian LLC’s products or services.
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
•U.S. GAAP Results of Operations for the Three Months Ended March 31, 2026 and 2025 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2026 and 2025, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2026 and 2025, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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

Overview
We are a holding company that operates a systematic investment management business through our majority owned subsidiary, Acadian LLC. Acadian LLC is a leading investment manager that offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. Acadian LLC comprises our Quant & Solutions reportable segment:
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. As of March 31, 2026, approximately $22 billion, or 11%, of our AUM was in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2026 and 2025:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
U.S. GAAP Basis
Revenue	$167.0	$119.9	$47.1
Pre-tax income attributable to controlling interests	37.5	28.4	9.1
Net income attributable to controlling interests	24.3	20.1	4.2
U.S. GAAP operating margin(1)	25.1%	26.6%	(152) bps
Earnings per share, basic ($)	$0.68	$0.54	$0.14
Earnings per share, diluted ($)	$0.68	$0.54	$0.14
Basic shares outstanding (in millions)	35.7	37.4	(1.7)
Diluted shares outstanding (in millions)	35.8	37.4	(1.6)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$165.0	$118.2	$46.8
Pre-tax economic net income(5)	55.5	28.0	27.5
Adjusted EBITDA	61.8	35.2	26.6
ENI operating margin(6)	38.1%	28.3%	978 bps
Economic net income(7)	37.6	20.3	17.3
ENI diluted EPS ($)	$1.05	$0.54	$0.51

Other Operational Information
Assets under management (AUM) at period end (in billions)	$195.7	$121.9	$73.8
Net client cash flows (in billions)	21.4	3.8	17.6

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

Assets Under Management
Our total assets under management were $195.7 billion as of March 31, 2026 and $177.5 billion as of December 31, 2025.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
Enhanced Equity	$57.8	29.5%	$40.0	22.5%
Non-U.S. Equity	39.7	20.3%	38.4	21.6%
Small Cap Equity	32.2	16.5%	32.8	18.5%
Emerging Markets Equity	25.5	13.0%	26.0	14.7%
Global Equity	23.7	12.1%	22.9	12.9%
Other	16.8	8.6%	17.4	9.8%
Total assets under management	$195.7		$177.5
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
Institutional	$146.4	74.8%	$144.5	81.4%
Wealth/Other	33.0	16.9%	16.2	9.1%
Sub-Advisory	16.3	8.3%	16.8	9.5%
Total assets under management	$195.7		$177.5
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
U.S.	$99.3	50.7%	$99.5	56.1%
EMEA	55.1	28.2%	37.7	21.2%
Asia Pacific	31.7	16.2%	31.2	17.6%
Other	9.6	4.9%	9.1	5.1%
Total assets under management	$195.7		$177.5
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.

The following table summarizes our asset flows and market appreciation by segment for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2026	2025
Quant & Solutions
Beginning balance	$177.5	$117.3
Gross inflows	29.6	8.8
Gross outflows	(9.3)	(5.8)
Reinvested income and distributions	1.1	0.8
Net flows	21.4	3.8
Market appreciation (depreciation)	(3.2)	0.8
Ending balance	$195.7	$121.9
Average AUM	$189.5	$120.7
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2026	2025
Institutional
Beginning balance	$144.5	$93.0
Gross inflows	8.6	7.0
Gross outflows	(4.9)	(4.5)
Reinvested income and distributions	0.9	0.6
Net flows	4.6	3.1
Market appreciation (depreciation)	(2.7)	0.2
Ending balance	$146.4	$96.3

Wealth/Other
Beginning balance	$16.2	$11.2
Gross inflows	17.9	0.8
Gross outflows	(1.0)	(0.6)
Reinvested income and distributions	0.1	0.1
Net flows	17.0	0.3
Market appreciation (depreciation)	(0.2)	0.1
Ending balance	$33.0	$11.6

Sub-advisory
Beginning balance	$16.8	$13.1
Gross inflows	3.1	1.0
Gross outflows	(3.4)	(0.7)
Reinvested income and distributions	0.1	0.1
Net flows	(0.2)	0.4
Market appreciation (depreciation)	(0.3)	0.5
Ending balance	$16.3	$14.0

Total
Beginning balance	$177.5	$117.3
Gross inflows	29.6	8.8
Gross outflows	(9.3)	(5.8)
Reinvested income and distributions	1.1	0.8
Net flows	21.4	3.8
Market appreciation (depreciation)	(3.2)	0.8
Ending balance	$195.7	$121.9

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States, and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2026	2025
U.S.
Beginning balance	$99.5	$74.7
Gross inflows	6.8	4.2
Gross outflows	(6.7)	(3.7)
Reinvested income and distributions	0.6	0.5
Net flows	0.7	1.0
Market appreciation (depreciation)	(0.9)	1.3
Ending balance	$99.3	$77.0

Non-U.S.
Beginning balance	$78.0	$42.6
Gross inflows	22.8	4.6
Gross outflows	(2.6)	(2.1)
Reinvested income and distributions	0.5	0.3
Net flows	20.7	2.8
Market depreciation	(2.3)	(0.5)
Ending balance	$96.4	$44.9

Total
Beginning balance	$177.5	$117.3
Gross inflows	29.6	8.8
Gross outflows	(9.3)	(5.8)
Reinvested income and distributions	1.1	0.8
Net flows	21.4	3.8
Market appreciation (depreciation)	(3.2)	0.8
Ending balance	$195.7	$121.9
At March 31, 2026, our total assets under management were $195.7 billion, an increase of $18.2 billion, or 10.3%, compared to $177.5 billion at December 31, 2025 and an increase of $73.8 billion, or 60.5%, compared to $121.9 billion at March 31, 2025. The increase in assets under management compared to March 31, 2025 was driven by positive net client cash flows and equity market appreciation in the last twelve months. The change in assets under management during the three months ended March 31, 2026 reflects net inflows of $21.4 billion and reinvested income and distributions of $1.1 billion, partially offset by net market depreciation of $(3.2) billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended March 31, 2026, our net inflows were $21.4 billion compared to $3.8 billion for the three months ended March 31, 2025. The change in net flows during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by strong gross inflows, which increased to $29.6 billion in the three months ended March 31, 2026. Reinvested income and distributions of $1.1 billion and $0.8 billion are reflected in the net flows for the three months ended March 31, 2026 and March 31, 2025, respectively.
Strategies representing 67%, 96%, 96%, and 96% of revenue were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of March 31, 2026. As of March 31, 2026 the 5-year revenue weighted annualized return in excess of benchmark was 4.1%. Assets representing 67%, 93%, 94%, and 92% of assets under management were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of March 31, 2026. As of March 31, 2026 the 5-year asset weighted annualized return in excess of benchmark was 3.4%.
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2026 and 2025
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2026	2025	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$159.3	$112.9	$46.4
Performance fees	5.7	5.3	0.4
Consolidated Funds’ revenue	2.0	1.7	0.3
Total revenue	167.0	119.9	47.1
Compensation and benefits	96.0	60.8	35.2
General and administrative expense	24.9	22.3	2.6
Depreciation and amortization	3.6	4.2	(0.6)
Consolidated Funds’ expense	0.6	0.7	(0.1)
Total operating expenses	125.1	88.0	37.1
Operating income	41.9	31.9	10.0
Investment income	0.1	0.3	(0.2)
Interest income	0.9	1.1	(0.2)
Interest expense	(3.4)	(4.8)	1.4
Net consolidated Funds’ investment gains (losses)	(1.9)	3.6	(5.5)
Income before taxes	37.6	32.1	5.5
Income tax expense	13.2	8.3	4.9
Net income	24.4	23.8	0.6
Net income attributable to redeemable non-controlling interests in consolidated Funds	0.1	3.7	(3.6)
Net income attributable to controlling interests	$24.3	$20.1	$4.2

Basic earnings per share ($)	$0.68	$0.54	$0.14
Diluted earnings per share ($)	0.68	0.54	0.14
Weighted average shares of common stock outstanding—basic	35.7	37.4	(1.7)
Weighted average shares of common stock outstanding—diluted	35.8	37.4	(1.6)

U.S. GAAP operating margin(2)	25.1%	26.6%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Consolidated Statements of Operations	2026	2025
Net income attributable to controlling interests	$24.3	$20.1
Add: Income tax expense	13.2	8.3
Pre-tax income attributable to controlling interests	$37.5	$28.4
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
Average basis points earned on average assets under management were 34.1 bps for the three months ended March 31, 2026, and 37.9 bps for the three months ended March 31, 2025, respectively. The overall weighted average fee rate decrease for the three months ended March 31, 2026 is the result of changes in the mix of assets under management caused by net inflows or outflows in certain asset classes, and disproportionate market movements.
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Management fees increased $46.4 million, or 41.1%, from $112.9 million for the three months ended March 31, 2025 to $159.3 million for the three months ended March 31, 2026. The increase was primarily driven by higher levels of average assets under management. Average assets under management increased 57.0%, from $120.7 billion for the three months ended March 31, 2025 to $189.5 billion for the three months ended March 31, 2026, mainly due to strong net flows and the positive equity market in the past twelve months.
Performance Fees
Approximately $22 billion, or 11% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Performance fees increased $0.4 million, or 7.5%, from $5.3 million for the three months ended March 31, 2025 to $5.7 million for the three months ended March 31, 2026, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions)	2026	2025
Fixed compensation and benefits(1)	$26.6	$24.3
Sales-based compensation(2)	6.1	3.5
Variable compensation(3)	40.9	30.2
Acadian LLC key employee distributions(4)	6.3	3.1
Non-cash Acadian LLC key employee equity revaluations(5)	16.1	(0.3)
Total U.S. GAAP compensation and benefits expense	$96.0	$60.8

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

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash variable compensation	$38.6	$29.3
Amortization of equity-based awards	2.3	0.9
Total variable compensation(a)	$40.9	$30.2

(a)For the three months ended March 31, 2025, $30.4 million, of variable compensation expense (of the $30.2 million above) is included with economic net income, which excludes $(0.2) million of variable compensation associated with restructuring.
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
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Compensation and benefits expense increased $35.2 million, or 57.9%, from $60.8 million for the three months ended March 31, 2025 to $96.0 million for the three months ended March 31, 2026. Fixed compensation and benefits increased $2.3 million, or 9.5%, from $24.3 million for the three months ended March 31, 2025 to $26.6 million for the three months ended March 31, 2026, primarily reflecting cost of living increases, higher payroll taxes and an increase in the cost of employee benefits. Variable compensation increased $10.7 million, or 35.4%, from $30.2 million for the three months ended March 31, 2025 to $40.9 million for the three months ended March 31, 2026. The increase was primarily attributable to higher pre-bonus profits in the three months ended March 31, 2026, partially offset by lower deferred bonus earned on performance fee revenues in the three months ended March 31, 2026. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Sales-based compensation increased $2.6 million or 74.3% from $3.5 million for the three months ended March 31, 2025 to $6.1 million for the three months ended March 31, 2026, driven by the increase in asset inflows. Acadian LLC key employee distributions increased $3.2 million, or 103.2%, from $3.1 million for the three months ended March 31, 2025 to $6.3 million for the three months ended March 31, 2026. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the three months ended March 31, 2026 is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $16.4 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the three months ended March 31, 2026 reflects primarily the increase in earnings, as well as changes in inputs used in the valuation model, including market risk assumptions and discount rates.
General and Administrative Expense
Three months ended March 31, 2026 compared to three months ended March 31, 2025: General and administrative expense increased $2.6 million, or 11.7%, from $22.3 million for the three months ended March 31, 2025 to $24.9 million for the three months ended March 31, 2026. The increase was primarily due to higher system, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.

Depreciation and Amortization Expense
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Depreciation and amortization expense decreased $(0.6) million, or (14.3)%, from $4.2 million for the three months ended March 31, 2025 to $3.6 million for the three months ended March 31, 2026. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income (loss);
ii.interest income; and
iii.interest expense.
Investment Income
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Investment income decreased $(0.2) million, or (66.7)%, from $0.3 million for the three months ended March 31, 2025 to $0.1 million for the three months ended March 31, 2026, reflecting a decrease in returns generated by seed capital investments in Funds that are not consolidated by the Company.
Interest Income
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Interest income decreased $(0.2) million, or (18.2)%, from $1.1 million for the three months ended March 31, 2025 to $0.9 million for the three months ended March 31, 2026. The decrease was due to a decrease in short-term investment returns, slightly offset by an increase in average cash balances in the three months ended March 31, 2026.
Interest Expense
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Interest expense decreased $(1.4) million, or (29.2)%, from $4.8 million for the three months ended March 31, 2025 compared to $3.4 million for the three months ended March 31, 2026, related to redemption of our $275 million 4.80% Senior Notes and associated cash flow hedge in December 2025, partially offset by the addition of our $200 million delayed draw term loan facility in October 2025.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by state and local tax obligations, changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, non-deductible compensation, and the mix of income earned in the United States versus foreign jurisdictions. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.

The American Rescue Plan Act of 2021 ("ARPA"), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026, ARPA expands the limitations to cover the next five most highly compensated employees. H.R.1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), includes a broad range of tax reform provisions, including extensions and modifications of certain provisions of the Tax Cuts and Jobs Act, with various effective dates beginning in 2025 through 2027. The OBBBA includes amendments to Internal Revenue Code Section 162(m) that expand the scope of entities and employees considered in determining “covered employees” subject to the limitation on the deductibility of compensation. The Company continues to evaluate and incorporate the impact of IRC Section 162(m) amendments under the OBBBA and ARPA into its interim tax provision, including potential changes in covered employees, compensation structures and related deferred tax balances.
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Income tax expense increased $4.9 million, from $8.3 million for the three months ended March 31, 2025 to $13.2 million for the three months ended March 31, 2026. The increase in income tax expense primarily relates to an increase in pretax income attributable to controlling interest and non-deductible compensation in the three months ended March 31, 2026.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Consolidated Funds’ revenue increased $0.3 million, from $1.7 million for the three months ended March 31, 2025 to $2.0 million for the three months ended March 31, 2026. Consolidated Funds’ expense decreased $(0.1) million, from $0.7 million for the three months ended March 31, 2025 to $0.6 million for the three months ended March 31, 2026. Net consolidated Funds’ investment gain decreased $(5.5) million from $3.6 million for the three months ended March 31, 2025 to $(1.9) million for the three months ended March 31, 2026. These movements relate to the underlying activity of our consolidated Funds.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2026 and 2025. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended March 31,
($ in millions)	2026	2025
Numerator: Operating income	$41.9	$31.9
Denominator: Total revenue	$167.0	$119.9
U.S. GAAP operating margin(1)	25.1%	26.6%

Numerator: Total operating expenses(2)	$124.5	$87.3
Denominator: Management fee revenue	$159.3	$112.9
U.S. GAAP operating expense / management fee revenue(3)	78.2%	77.3%

Numerator: Variable compensation	$40.9	$30.2
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$87.7	$64.2
U.S. GAAP variable compensation ratio(3)	46.6%	47.0%

Numerator: Acadian LLC key employee distributions	$6.3	$3.1
Denominator: Operating income before Acadian LLC key employee distributions(2)(4)(5)	$46.8	$34.0
U.S. GAAP Acadian LLC key employee distributions ratio(3)	13.5%	9.1%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin was 24.5% for the three months ended March 31, 2026 and 26.1% for the three months ended March 31, 2025.
(2)Excludes consolidated Funds’ expense of $0.6 million for the three months ended March 31, 2026, and $0.7 million for the three months ended March 31, 2025.
(3)Excludes the effect of Funds consolidation for the three months ended March 31, 2026 and 2025.
(4)Excludes consolidated Funds’ revenue of $2.0 million for the three months ended March 31, 2026, and $1.7 million for the three months ended March 31, 2025.
(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Three Months Ended March 31,
($ in millions)	2026	2025
Operating income	$41.9	$31.9
Acadian LLC key employee distributions	6.3	3.1
Operating income of consolidated Funds	(1.4)	(1.0)
Operating income before Acadian LLC key employee distributions	46.8	34.0
Variable compensation	40.9	30.2
Operating income before variable compensation and Acadian LLC key employee distributions	$87.7	$64.2

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
Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2026 and 2025
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
($ in millions)		2026	2025
U.S. GAAP net income attributable to controlling interests		$24.3	$20.1
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	16.1	(0.3)
ii.	Amortization of acquired intangible assets	—	—
iii.	Capital transaction costs	0.3	0.1
iv.	Seed/Co-investment (gains) losses and financings(1)	1.6	—
v.	Tax benefit of goodwill and acquired intangibles deductions	0.3	0.3
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	—	(0.2)
vii.	ENI tax normalization	(0.2)	0.2
Tax effect of above adjustments, as applicable(3)		(4.8)	0.1
Economic net income		$37.6	$20.3

(1)The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2026 and 2025 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2026	2025
Seed/Co-investment (gains) losses	$0.5	$(1.2)
Financing costs:
Seed/Co-investment average balance	79.5	80.1
Blended interest rate*	5.4%	6.5%
Financing costs	1.1	1.2
Net seed/co-investment losses and financing	$1.6	$—

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three months ended March 31, 2025 includes severance-related items of $(0.2) million.

(3)Reflects the sum of lines (i), (ii), (iii), (iv) and the restructuring component of line (vi) multiplied by the respective blended rates applicable to the adjustments. In the three months ended March 31, 2026, we updated our approach for calculating the tax effect of adjustments within the above reconciliation. The three months ended March 31, 2025 used a statutory income tax rate of 27.3% for these adjustments. The Company now applies a blended income tax rate, which is intended to more accurately reflect the tax effect of the adjusting items. The effect of this change on prior periods is not material.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions)	2026	2025
U.S. GAAP revenue	$167.0	$119.9
Exclude revenue from consolidated Funds	(2.0)	(1.7)
ENI revenue	$165.0	$118.2
The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2026	2025
Management fees(1)	$159.3	$112.9
Performance fees(2)	5.7	5.3
ENI revenue	$165.0	$118.2

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in millions)	2026	2025
U.S. GAAP operating expense	$125.1	$88.0
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(16.1)	0.3
Restructuring costs(1)	—	0.2
Funds’ operating expense	(0.6)	(0.7)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(40.9)	(30.4)
Acadian LLC key employee distributions	(6.3)	(3.1)
ENI operating expense	$61.2	$54.3

(1)The three months ended March 31, 2025 includes $(0.2) million of severance-related items.
(2)The three months ended March 31, 2025 excludes $(0.2) million of severance-related items that are included within restructuring costs.
The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2026	2025
Fixed compensation & benefits(1)	$26.6	$24.3
General and administrative expenses(2)	31.0	25.8
Depreciation and amortization	3.6	4.2
ENI operating expense	$61.2	$54.3

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2026 and 2025 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2026	2025
Total U.S. GAAP compensation and benefits expense	$96.0	$60.8
Non-cash key employee equity and profit interest revaluations excluded from ENI	(16.1)	0.3
Sales-based compensation reclassified to ENI general & administrative expenses	(6.1)	(3.5)
Acadian LLC key employee distributions	(6.3)	(3.1)
Restructuring expenses(a)	—	0.2
Variable compensation	(40.9)	(30.4)
ENI fixed compensation and benefits	$26.6	$24.3

(a)The three months ended March 31, 2025 includes $(0.2) million of severance-related items.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2026	2025
U.S. GAAP general and administrative expense	$24.9	$22.3
Sales-based compensation	6.1	3.5
ENI general and administrative expense	$31.0	$25.8

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2026 and 2025. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2026	2025
Numerator: ENI operating earnings(1)	$62.9	$33.5
Denominator: ENI revenue	$165.0	$118.2
ENI operating margin(2)	38.1%	28.3%

Numerator: ENI operating expense	$61.2	$54.3
Denominator: ENI management fee revenue(3)	$159.3	$112.9
ENI operating expense ratio(4)	38.4%	48.1%

Numerator: ENI variable compensation	$40.9	$30.4
Denominator: ENI earnings before variable compensation(1)(5)	$103.8	$63.9
ENI variable compensation ratio(6)	39.4%	47.6%

Numerator: Acadian LLC key employee distributions	$6.3	$3.1
Denominator: ENI operating earnings(1)	$62.9	$33.5
ENI Acadian LLC key employee distributions ratio(7)	10.0%	9.3%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2026	2025
U.S. GAAP operating income	$41.9	$31.9
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	16.1	(0.3)
Goodwill impairment and amortization of acquired intangible assets	—	—
Restructuring costs(a)	—	(0.2)
Acadian LLC key employee distributions	6.3	3.1
Variable compensation	40.9	30.4
Funds’ operating income	(1.4)	(1.0)
ENI earnings before variable compensation	103.8	63.9
Less: ENI variable compensation(b)	(40.9)	(30.4)
ENI operating earnings	62.9	33.5
Less: ENI Acadian LLC key employee distributions	(6.3)	(3.1)
ENI earnings after Acadian LLC key employee distributions	$56.6	$30.4

(a)The three months ended March 31, 2025 includes $(0.2) million of severance-related items.
(b)The three months ended March 31, 2025 excludes $(0.2) million of severance-related items that are included within restructuring costs.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 24.5% for the three months ended March 31, 2026 and 26.1% for the three months ended March 31, 2025.
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
Tax on Economic Net Income
The following table reconciles the blended effective tax rate to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2026	2025
Pre-tax economic net income(1)	$55.5	$28.0
Taxes at blended effective tax rate(2)	(18.2)	(7.7)
Other reconciling tax adjustments	0.3	—
Tax on economic net income	(17.9)	(7.7)
Economic net income	$37.6	$20.3
Economic net income effective tax rate(3)	32.3%	27.5%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2026	2025
U.S. GAAP interest income	$0.9	$1.1
U.S. GAAP interest expense	(3.4)	(4.8)
U.S. GAAP net interest expense	(2.5)	(3.7)
Other ENI interest expense exclusions(a)	1.4	1.3
ENI net interest expense	(1.1)	(2.4)
ENI earnings after Acadian LLC key employee distributions(b)	56.6	30.4
Pre-tax economic net income	$55.5	$28.0

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
(2)Taxed at the blended effective tax rate on pre-tax economic net income. Previously, the Company used a statutory income tax rate of 27.3%. The Company now applies a blended income tax rate, which is intended to more accurately reflect the tax effect. The effect of this change on prior periods is not material.
(3)The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.
Investments
The value of our seed capital investments was $96.7 million as of March 31, 2026 and $97.2 million as of December 31, 2025, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	March 31, 2026	December 31, 2025
Investments per Condensed Consolidated Balance Sheets	$50.8	$51.2
Seed capital investment in consolidated Funds	83.3	83.9
Investments related to long-term incentive compensation plans	(37.4)	(37.9)
Total seed capital investments	$96.7	$97.2
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
    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions)	2026	2025
Management fees	$159.3	$112.9
Performance fees	5.7	5.3
Segment ENI revenue	$165.0	$118.2
Quant & Solutions Segment ENI Revenue
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Quant & Solutions ENI revenue increased $46.8 million, or 39.6%, from $118.2 million for the three months ended March 31, 2025 to $165.0 million for the three months ended March 31, 2026. The increase was attributable to 41.1% higher management fees driven by higher average AUM resulting from strong net client cash flows and positive equity markets in the past twelve months, along with 7.5% higher performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time periods.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expense for the three months ended March 31, 2026 and 2025:

($ in millions)	Three Months Ended March 31,
	2026	2025
Fixed compensation & benefits	$24.9	$22.9
Variable compensation	39.8	29.4
Acadian LLC key employee distributions	6.3	3.1
Depreciation and amortization	3.6	4.2
General and administrative expense	29.0	23.7
Segment ENI expenses	$103.6	$83.3

Quant & Solutions Segment ENI Expense
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Quant & Solutions segment ENI expenses increased $20.3 million, or 24.4%, from $83.3 million for the three months ended March 31, 2025 to $103.6 million for the three months ended March 31, 2026. Quant & Solutions ENI fixed compensation and benefits expense increased 8.7%, reflecting cost of living increases, higher payroll taxes and an increase in the cost of employee benefits. Quant & Solutions ENI variable compensation expense is based on contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 35.4% as a result of higher earnings before variable compensation, and changes in deferred compensation expense earned on current and prior year performance fee revenues in the three months ended March 31, 2026. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. Acadian LLC key employee distributions attributable to Quant & Solutions increased 103.2%. The change in Acadian LLC key employee distributions during the three months ended March 31, 2026 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 22.4% primarily due to higher sales-based compensation, system, portfolio administrative, and consulting costs, partially offset by the impact of foreign currency changes.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions)	2026	2025
Unallocated corporate expenses(1)	$4.8	$4.5

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis.
Three months ended March 31, 2026 compared to three months ended March 31, 2025: Unallocated corporate expense increased $0.3 million, or 6.7%, from $4.5 million for the three months ended March 31, 2025 to $4.8 million for the three months ended March 31, 2026. The increase was driven by higher compensation and benefits, slightly offset by lower general and administrative expenses.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash provided by (used in)(1)
Operating activities	$(44.3)	$(48.7)
Investing activities	(4.2)	11.8
Financing activities	76.2	61.6

(1)Excludes consolidated Funds.

Comparison for the three months ended March 31, 2026 and 2025
Net cash from operating activities, excluding consolidated Funds, changed by $4.4 million, from net cash used of $(48.7) million for the three months ended March 31, 2025 to net cash used of $(44.3) million for the three months ended March 31, 2026, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the three months ended March 31, 2026, net cash from investing activities, excluding consolidated Funds, changed by $(16.0) million, from $11.8 million provided in the three months ended March 31, 2025 to $(4.2) million used in the three months ended March 31, 2026, driven by net purchases of investment securities in the three months ended March 31, 2026. Net cash provided in financing activities, excluding consolidated Funds, changed by $14.6 million, from $61.6 million provided in the three months ended March 31, 2025 to $76.2 million provided in the three months ended March 31, 2026, primarily due to lower share repurchases in the three months ended March 31, 2026.
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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in millions)	2026	2025
Net income attributable to controlling interests	$24.3	$20.1
Net interest expense to third parties	2.5	3.7
Income tax expense	13.2	8.3
Depreciation and amortization	3.6	4.2
EBITDA	$43.6	$36.3
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	17.7	0.3
(Gain) loss on seed and co-investments	0.5	(1.2)
Restructuring(1)	—	(0.2)
Adjusted EBITDA	$61.8	$35.2
ENI net interest expense to third parties	(1.1)	(2.4)
Depreciation and amortization(2)	(5.2)	(4.8)
Tax on economic net income	(17.9)	(7.7)
Economic net income	$37.6	$20.3

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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. As of March 31, 2026, we have $129.0 million in cash and cash equivalents and $96.7 million in seed capital investments.
    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	March 31, 2026	December 31, 2025	Interest rate	Maturity
Revolving credit facility:
$175 million revolving credit facility	$85.0	$—	Variable rate	October 28, 2028
Total revolving credit facility	$85.0	$—
Third party borrowings:
$200 million Delayed Draw Term Loan Due October 28, 2028	$200.0	$200.0	Variable rate	October 28, 2028
Total third party borrowings	$200.0	$200.0
The Delayed Draw Term Loan Credit Agreement and Revolving Credit Agreement
On October 28, 2025 (the “Closing Date”), Acadian LLC entered into a Delayed Draw Term Loan Credit Agreement with the Lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as the Administrative Agent (the “DDTL Credit Agreement”), and a Revolving Credit Agreement with the Lenders from time to time party thereto, Bank of America, as the Administrative Agent and a L/C Issuer, and the other L/C Issuers from time to time party thereto (the “Revolving Credit Agreement”).
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

Financial covenants under the Term Facility include the quarterly maintenance by Acadian LLC of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC. At March 31, 2026, Acadian LLC’s Leverage Ratio was 1.0x and Acadian LLC’s Interest Coverage Ratio was 46.2x.
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
As of March 31, 2026, Acadian LLC had unused lines of credit of $87.5 million comprised of undrawn commitments on the revolving credit facility of $90.0 million less a $2.5 million letter of credit with Bank of America related to one of Acadian LLC’s current office spaces.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by certain key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	March 31, 2026	December 31, 2025
($ in millions)
Share-based payments liability	$39.5	$37.0
Profit interests compensation liability	65.8	54.0
Voluntary deferral plan liability	37.2	37.9
Total	$142.5	$128.9

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
Additionally, we have recorded accrued incentive compensation of $47.4 million and $129.9 million on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Unamortized compensation expense related to the unvested portion of the deferred compensation pool of $16.8 million, $10.4 million and $1.7 million is expected to be recognized in the years ending December 31, 2026, 2027 and 2028, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies and estimates disclosed in our most recent Form 10-K for the year ended December 31, 2025. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
    Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which may include, from time to time, anticipated revenues, margins, cash flows or earnings, anticipated future performance of our business, our expected future net cash flows, our anticipated expense levels, capital management, financial condition, results of operations and cash flows, expected use of capital resources, expectations regarding market conditions and/or expected impact of changes in accounting standards and tax law. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026, and subsequent SEC filings. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2026 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2026. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2026.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 44% of our ENI cost structure is variable, representing variable compensation and Acadian LLC key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian LLC key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected to calculate profit after tax.
The value of our assets under management was $195.7 billion as of March 31, 2026. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $67 million based on our effective weighted average fee rate of approximately 34 basis points in the most recent quarter. Approximately $22 billion, or 11%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $3 million impact to our gross performance fees based on our trailing twelve-month performance fees of $32 million as of March 31, 2026. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $26 million in our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended March 31, 2026.

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

•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $195 billion of long-only equity assets under management to increase or decrease by $20 billion, resulting in a change in annualized management fee revenue of $67 million and an annual change in post-tax economic net income of approximately $25 million given our cost structure, operating model, and effective weighted average fee rates of 34 basis points at the current mix of strategies as of March 31, 2026. Approximately $22 billion, or 11%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended March 31, 2026.
•Foreign currency AUM includes equity assets denominated in foreign currencies. Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate that a 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $131 billion of foreign currency denominated AUM to increase or decrease by $13 billion, resulting in a change in annualized management fee revenue of $54 million and an annual change in post-tax economic net income of $21 million, based on effective weighted average fees earned on our foreign currency denominated AUM of 41 basis points at the mix of strategies as of March 31, 2026. Approximately $14 billion, or 11%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.0 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended March 31, 2026.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility and Delayed Draw Term Loan. Interest on borrowings under the revolving credit facility and Delayed Draw Term Loan are based upon variable interest rates. Borrowings under the credit facility were $85.0 million as of March 31, 2026. We currently do not hedge against interest rate risk. As of March 31, 2026, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the three months ended March 31, 2026.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2026. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors.
There have been no material changes in the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs (in millions)(1)
January 1-31, 2026	—	$—	—	$32.0
February 1-28, 2026	1,552	48.52	1,552	32.0
March 1-31, 2026	93,580	49.79	93,580	27.3
Total	95,132	$49.77	95,132

(1)On February 6, 2025, we announced plans to return capital to shareholders through the repurchase of shares of our common stock. In furtherance thereof, our Board of Directors authorized the repurchase of up to $80 million of our common stock. This authorization has no expiration. Share repurchases are subject to a variety of factors, such as our stock price, the capital needs of our business, and economic and market conditions. The program does not obligate us to repurchase any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. We repurchased 0.1 million shares of common stock with an aggregate purchase price, including commissions, of $4.7 million under this program during the three months ended March 31, 2026.

Item 5.  Other Information.
During our fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.         Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, adopted as of July 12, 2019, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 27, 2025.

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective January 1, 2025, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 27, 2025.

3.3	Amended and Restated Bylaws, adopted as of May 12, 2025, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 16,2025.

10.1*	First Amendment to the Amended and Restated Acadian Asset Management LLC Bonus Plan, effective December 31, 2025.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadian Asset Management Inc.

Dated:	May 7, 2026

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Scott Hynes
Scott Hynes Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Chief Accounting Officer (principal accounting officer)