Form 10-Q
period 2026-09-30
Acadian Asset Management Inc.
filed 2026-11-05
CIK 1748824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
OR
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
(617) 369-7300
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 per share, outstanding as of November 3, 2026 was 35,302,780.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Acadian Asset Management Inc.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$150.0	$101.2
Investment advisory fees receivable	215.7	178.5
Income taxes receivable	11.1	2.9
Fixed assets, net	41.1	31.0
Right of use assets	42.9	47.6
Investments	68.0	51.2
Goodwill	20.3	20.3
Other assets	29.4	28.3
Deferred tax assets	98.7	77.5
Assets of consolidated Funds:
Cash and cash equivalents, restricted	22.6	23.2
Investments	169.5	90.4
Other assets	29.8	24.9
Total assets	$899.1	$677.0
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$48.8	$37.6
Accrued incentive compensation	129.0	129.9
Other compensation liabilities	199.5	128.9
Accrued income taxes	2.4	4.1
Operating lease liabilities	55.7	61.4
Revolving credit facility	—	—
Third party borrowings	200.0	200.0
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	28.6	21.8
Other liabilities	1.6	1.5
Securities sold short	33.0	7.8
Total liabilities	698.6	593.0
Commitments and contingencies (Note 8)
Redeemable non-controlling interests in consolidated Funds	74.4	23.4
Equity:
Common stock (par value $0.001; 35,490,128 and 35,709,120 shares, respectively, issued)	—	—
Additional paid-in capital	2.0	1.0
Retained earnings	120.7	56.2
Accumulated other comprehensive income	3.4	3.4
Total equity and redeemable non-controlling interests in consolidated Funds	200.5	84.0
Total liabilities and equity	$899.1	$677.0
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Management fees	$187.8	$136.1	$523.6	$371.3
Performance fees	1.3	0.2	13.7	8.1
Consolidated Funds’ revenue	2.1	7.9	6.0	12.1
Total revenue	191.2	144.2	543.3	391.5
Operating expenses:
Compensation and benefits	107.5	84.7	324.7	229.3
General and administrative expense	27.8	23.5	79.7	67.6
Depreciation and amortization	4.3	4.1	11.6	12.5
Consolidated Funds’ expense	1.1	5.3	2.5	7.4
Total operating expenses	140.7	117.6	418.5	316.8
Operating income	50.5	26.6	124.8	74.7
Non-operating income and (expense):
Investment income	1.1	—	3.2	0.1
Interest income	0.9	0.9	2.6	2.8
Interest expense	(3.3)	(4.6)	(10.3)	(14.7)
Net consolidated Funds’ investment gains (losses)	3.3	11.5	8.6	27.2
Total non-operating income	2.0	7.8	4.1	15.4
Income before income taxes	52.5	34.4	128.9	90.1
Income tax expense	14.4	7.4	37.0	20.2
Net income (loss)	38.1	27.0	91.9	69.9
Net income attributable to redeemable non-controlling interests in consolidated Funds	2.6	11.9	4.8	24.6
Net income attributable to controlling interests	$35.5	$15.1	$87.1	$45.3

Earnings per share (basic) attributable to controlling interests	$1.00	$0.42	$2.45	$1.25
Earnings per share (diluted) attributable to controlling interests	1.00	0.42	2.44	1.25
Weighted average common stock outstanding	35.5	35.8	35.6	36.4
Weighted average diluted common stock outstanding	35.6	35.8	35.7	36.4
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$38.1	$27.0	$91.9	$69.9
Other comprehensive income:
Amortization related to derivative securities, net of tax	—	0.8	—	2.2
Foreign currency translation adjustment, net of tax	0.1	(0.2)	—	0.7
Total other comprehensive income	0.1	0.6	—	2.9
Total comprehensive income	38.2	27.6	91.9	72.8
Comprehensive income attributable to redeemable non-controlling interests in consolidated Funds	2.6	11.9	4.8	24.6
Total comprehensive income attributable to controlling interests	$35.6	$15.7	$87.1	$48.2

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2026 and 2025
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
June 30, 2025	35.8	$—	$—	$11.3	$(2.1)	$9.2	$77.7	$86.9
Repurchase of common stock including excise taxes	(0.1)	—	(0.8)	(4.2)	—	(5.0)	—	(5.0)
Capital contributions (distributions)	—	—	—	—	—	—	144.2	144.2
Equity-based compensation	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustment, net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Amortization related to derivative securities, net of tax	—	—	—	—	0.8	0.8	—	0.8
Net deconsolidation of Funds	—	—	—	—	—	—	(142.9)	(142.9)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Net income (loss)	—	—	—	15.1	—	15.1	11.9	27.0
September 30, 2025	35.7	$—	$—	$21.9	$(1.5)	$20.4	$90.9	$111.3

June 30, 2026	35.5	$—	$—	$88.7	$3.3	$92.0	$41.2	$133.2
Capital contributions (distributions)	—	—	—	—	—	—	45.7	45.7
Equity-based compensation	—	—	2.0	—	—	2.0	—	2.0
Foreign currency translation adjustment, net of tax	—	—	—	—	0.1	0.1	—	0.1
Net deconsolidation of Funds	—	—	—	—	—	—	(15.1)	(15.1)
Dividends ($0.10 per share)	—	—	—	(3.5)	—	(3.5)	—	(3.5)
Net income (loss)	—	—	—	35.5	—	35.5	2.6	38.1
September 30, 2026	35.5	$—	$2.0	$120.7	$3.4	$126.1	$74.4	$200.5
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2026 and 2025
($ in millions except share data, unaudited)

	Common stock (millions)	Common stock, par value	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2024	37.5	$—	$—	$24.4	$(4.4)	$20.0	$67.1	$87.1
Repurchase of common stock including excise taxes	(1.8)	—	(1.7)	(46.7)	—	(48.4)	—	(48.4)
Capital contributions (distributions)	—	—	—	—	—	—	142.1	142.1
Equity-based compensation	—	—	1.9	—	—	1.9	—	1.9
Foreign currency translation adjustment, net of tax	—	—	—	—	0.7	0.7	—	0.7
Amortization related to derivative securities, net of tax	—	—	—	—	2.2	2.2	—	2.2
Withholding tax related to restricted stock vesting	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Net deconsolidation of Funds	—	—	—	—	—	—	(142.9)	(142.9)
Dividends ($0.03 per share)	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Net income (loss)	—	—	—	45.3	—	45.3	24.6	69.9
September 30, 2025	35.7	$—	$—	$21.9	$(1.5)	$20.4	$90.9	$111.3

December 31, 2025	35.7	$—	$1.0	$56.2	$3.4	$60.6	$23.4	$84.0
Repurchase of common stock including excise taxes	(0.2)	—	(3.5)	(11.9)	—	(15.4)	—	(15.4)
Capital contributions (distributions)	—	—	—	—	—	—	61.3	61.3
Equity-based compensation	—	—	5.0	—	—	5.0	—	5.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—
Withholding tax related to restricted stock vesting	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Net deconsolidation of Funds	—	—	—	—	—	—	(15.1)	(15.1)
Dividends ($0.30 per share)	—	—	—	(10.7)	—	(10.7)	—	(10.7)
Net income (loss)	—	—	—	87.1	—	87.1	4.8	91.9
September 30, 2026	35.5	$—	$2.0	$120.7	$3.4	$126.1	$74.4	$200.5
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$91.9	$69.9
Less: Net income attributable to redeemable non-controlling interests in consolidated Funds	(4.8)	(24.6)

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11.6	12.5
Amortization of debt-related costs	0.8	3.5
Loss on disposal of fixed assets	0.3	—
Amortization and revaluation of non-cash compensation awards	77.3	40.1
Deferred income taxes	(21.2)	3.1
(Gains) on other investments	(14.4)	(10.7)
Changes in operating assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(37.2)	25.7
(Increase) in other receivables, prepayments, deposits and other assets	(10.2)	(12.3)
(Decrease) in accrued incentive compensation, operating lease liabilities and other liabilities	(3.6)	(39.1)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	9.8	(4.6)
Net cash flows from operating activities, excluding consolidated Funds	100.3	63.5
Net income attributable to redeemable non-controlling interests in consolidated Funds	4.8	24.6
Adjustments to reconcile net income (loss) attributable to redeemable non-controlling interests of consolidated Funds to net cash flows from operating activities of consolidated Funds:
(Gains) on other investments	(1.4)	(19.9)
Purchase of investments	(365.4)	(593.1)
Sale of investments	298.3	398.5
(Increase) decrease in receivables and other assets	(5.7)	3.2
Increase in accounts payable and other liabilities	7.5	112.1
Net cash flows from operating activities of consolidated Funds	(61.9)	(74.6)
Total net cash flows from operating activities	38.4	(11.1)

Cash flows from investing activities:
Additions of fixed assets	(21.9)	(8.2)
Purchase of investment securities	(20.1)	(17.8)
Sale of investment securities	17.3	34.7
Cash flows from investing activities of consolidated Funds
Net deconsolidation of Funds	—	(49.8)
Net cash flows from investing activities	(24.7)	(41.1)
See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc. Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from third party borrowings and revolving credit facility	95.0	137.0
Repayment of third party borrowings and revolving credit facility	(95.0)	(137.0)
Dividends paid to stockholders	(7.3)	(0.7)
Dividends paid to related parties	(3.4)	(0.4)
Repurchase of common stock including excise taxes	(15.8)	(48.8)
Withholding tax payments related to stock option exercise and restricted stock vesting	(0.5)	(0.2)
Cash flows from financing activities of consolidated Funds:
Redeemable non-controlling interest capital raised	140.8	145.8
Redeemable non-controlling interest capital redeemed	(79.5)	(3.7)
Total net cash flows from financing activities	34.3	92.0
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.4
Net increase in cash and cash equivalents	48.2	40.2
Cash and cash equivalents at beginning of period (including restricted cash)	124.4	98.5
Cash and cash equivalents at end of period (including restricted cash)	$172.6	$138.7

Cash and cash equivalents
Cash and cash equivalents	$150.0	$117.3
Cash and cash equivalents of consolidated Funds, restricted	22.6	21.4
Cash and cash equivalents at end of period (including restricted cash)	$172.6	$138.7

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$6.9	$14.5
Income taxes paid	$68.1	$28.8

Supplemental disclosure of non-cash investing and financing transactions:
Excise tax on repurchase of common stock	$0.1	$0.5

See Notes to Condensed Consolidated Financial Statements

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business
Acadian Asset Management Inc. (“Acadian”, “AAMI” or the “Company”) is a holding company that operates a systematic investment management business through its majority-owned subsidiary, Acadian Asset Management LLC (“Acadian LLC”). Acadian LLC is a leading investment manager that offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. The Company’s Quant & Solutions reportable segment consists of Acadian LLC:
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection, and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. As part of the Offering, the Company was authorized to issue up to 230 million shares of $0.001 par value per share common stock. As of September 30, 2026, Paulson & Co. Inc. (“Paulson”) and related parties thereof held approximately 16.5% of the common stock of the Company.

For the nine months ended September 30, 2026, the Company repurchased 246,314 shares of common stock at an average price of $62.14 per share, or approximately $15.3 million in total, including commissions. For the nine months ended September 30, 2025, the Company repurchased 1,799,423 shares of common stock at an average price of $26.64 per share, or approximately $48.0 million in total, including commissions.
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
New accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. This amendment is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company does not expect the adoption of this standard to have a material impact on the Condensed Consolidated Financial Statements.

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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Investments of consolidated Funds	$169.5	$90.4
Other investments	28.4	13.3
Investments related to long-term incentive compensation plans	39.6	37.9
Total investments per Condensed Consolidated Balance Sheets	$237.5	$141.6

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2026
Assets of AAMI and consolidated Funds
Common and preferred stock	$101.6	$—	$—	$—	$101.6
Corporate bonds	—	65.9	—	—	65.9
Derivatives	—	2.0	—	—	2.0
Consolidated Funds total(1)	101.6	67.9	—	—	169.5
Investments in separate accounts(2)	5.4	—	—	—	5.4
Investments related to long-term incentive compensation plans(3)	39.6	—	—	—	39.6
Investments in unconsolidated Funds(4)	—	—	—	23.0	23.0
AAMI total	45.0	—	—	23.0	68.0
Total fair value assets	$146.6	$67.9	$—	$23.0	$237.5

Liabilities of consolidated Funds
Securities sold short	$(33.0)	$—	$—	$—	$(33.0)
Derivatives	(0.1)	(1.5)	—	—	(1.6)
Consolidated Funds total(1)	(33.1)	(1.5)	—	—	(34.6)
Total fair value liabilities	$(33.1)	$(1.5)	$—	$—	$(34.6)

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
(2)Investments in separate accounts of $5.4 million at September 30, 2026 consisted of 1% of cash equivalents and 99% of equity securities. The Company values these accounts using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).
(3)Investments related to long-term incentive compensation plans of $39.6 million and $37.9 million at September 30, 2026 and December 31, 2025, respectively, were investments in publicly registered daily redeemable funds (some managed by Acadian LLC), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.
(4)The uncategorized amounts of $23.0 million and $13.3 million at September 30, 2026 and December 31, 2025, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. Other investment vehicles are not subject to redemption restrictions.
The real estate investment Funds of $2.6 million and $3.1 million at September 30, 2026 and December 31, 2025, respectively, were subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one year from September 30, 2026. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, finance, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities between Levels II or III during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the assets and liabilities of Funds that are VIEs consolidated by the Company (in millions):

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents, restricted	$22.6	$23.2
Investments	169.5	90.4
Other assets of consolidated Funds	29.8	24.9
Total Assets	$221.9	$138.5
Liabilities
Securities sold short	$33.0	$7.8
Other liabilities of consolidated Funds	30.2	23.3
Total Liabilities	$63.2	$31.1
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2026	December 31, 2025
Equity interests on the Condensed Consolidated Balance Sheets	$23.0	$13.3
Maximum exposure to loss(1)	$23.0	$13.3

(1)Includes the carrying value of investments the Company has made in the unconsolidated VIEs in which the Company is not the primary beneficiary.

6) Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The operating leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years. Some of the Company’s leases also include options to terminate the lease prior to expiration.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Leases (cont.)
The following table summarizes information about the Company’s operating leases for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2.1	$2.1	$6.3	$6.5
Variable lease cost	—	—	0.1	0.1
Total operating lease expense	$2.1	$2.1	$6.4	$6.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.3	$2.4	$7.3	$7.3
Right of use assets obtained in exchange for new operating lease liabilities	—	0.3	0.1	0.3
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease. For the nine months ended September 30, 2026 and 2025, the weighted average remaining lease term was 6.9 years and 7.8 years, respectively, and the weighted average discount rate was 3.51% and 3.53%, respectively.
Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$2.4
2027	9.3
2028	9.0
2029	8.2
2030	8.3
Thereafter	25.4
Total lease payments	$62.6
Less imputed interest	(6.9)
Total	$55.7

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt

The Company’s borrowings and long-term debt were comprised of the following as of the dates indicated (in millions):

	September 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Revolving credit facility:
$175.0 million revolving credit facility expiring October 28, 2028(1)	$—	$—	$—	$—
Total revolving credit facility	$—	$—	$—	$—
Third party borrowings:
$200.0 million Delayed Draw Term Loan Due October 28, 2028(1)	$200.0	$200.0	$200.0	$200.0
Total third party borrowings	$200.0	$200.0	$200.0	$200.0

(1)Fair value approximates carrying value because the credit facility and the delayed draw term loan have variable interest rates based on selected short-term market rates.
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
As of September 30, 2026, Acadian LLC had unused lines of credit of $172.5 million comprised of undrawn commitments on the revolving credit facility of $175.0 million less a $2.5 million letter of credit with Bank of America related to one of Acadian LLC’s current office spaces.
8) Commitments and Contingencies
Operational commitments
A number of our subsidiaries operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the periods presented.
Guaranty
The Company entered into a guaranty for an office space security deposit on behalf of Acadian LLC in the amount of $2.5 million in January 2020. This represents the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guaranty in the event of default by the guaranteed parties. This guaranty expires in 2033. There are no liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 related to this guaranty.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies (cont.)

Litigation
The Company is subject to claims, legal proceedings, and other contingencies in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. As of September 30, 2026, there were no material accruals for claims and the Company does not believe any outstanding matters will have a material adverse effect on the Company.
Indemnifications
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2026, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2026.
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
The calculation of basic and diluted earnings per share of common stock is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to controlling interests	$35.5	$15.1	$87.1	$45.3
Denominator:
Weighted-average shares of common stock outstanding—basic	35,490,128	35,806,742	35,602,985	36,354,715
Potential shares of common stock:
Restricted stock units	132,389	39,879	96,962	25,193
Employee stock options	—	—	—	—
Weighted-average shares of common stock outstanding—diluted	35,622,517	35,846,621	35,699,947	36,379,908
Earnings per share of common stock attributable to controlling interests:
Basic	$1.00	$0.42	$2.45	$1.25
Diluted	$1.00	$0.42	$2.44	$1.25

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

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The geographic disaggregation of management fee revenue by location of client domicile for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Quant & Solutions
U.S.	$136.6	$101.7	$383.8	$280.5
Non-U.S.	51.2	34.4	139.8	90.8
Management fee revenue	$187.8	$136.1	$523.6	$371.3

11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2026 and 2025 are as follows (in millions):

Foreign currency translation adjustment
Balance, as of June 30, 2026	$3.3
Foreign currency translation adjustment before tax	0.1
Tax impact	—
Other comprehensive income (loss)	0.1
Balance, as of September 30, 2026	$3.4

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of June 30, 2025	$3.6	$(5.7)	$(2.1)
Foreign currency translation adjustment before tax	(0.2)	—	(0.2)
Amortization related to derivative securities before tax	—	1.0	1.0
Tax impact	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.2)	0.8	0.6
Balance, as of September 30, 2025	$3.4	$(4.9)	$(1.5)

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income (Loss) (cont.)
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2026 and 2025 are as follows (in millions):

Foreign currency translation adjustment
Balance, as of December 31, 2025	$3.4
Foreign currency translation adjustment before tax	—
Tax impact	—
Other comprehensive income (loss)	—
Balance, as of September 30, 2026	$3.4

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2024	$2.7	$(7.1)	$(4.4)
Foreign currency translation adjustment before tax	0.9	—	0.9
Amortization related to derivative securities before tax	—	2.9	2.9
Tax impact	(0.2)	(0.7)	(0.9)
Other comprehensive income (loss)	0.7	2.2	2.9
Balance, as of September 30, 2025	$3.4	$(4.9)	$(1.5)

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
On December 1, 2025, the Company completed the full redemption of the $275 million aggregate principal amount outstanding of its 4.80% Senior Notes due July 27, 2026. As of September 30, 2026, there was no balance relating to the cash flow hedge recorded in accumulated other comprehensive income (loss) before tax. The Company reclassified $1.0 million and $2.9 million to earnings through interest expense for the three and nine months ended September 30, 2025, respectively.

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

The corporate holding company (“Hold Co”) is included within the Unallocated corporate expenses. The Hold Co expenses are not allocated to the Company’s business segment, but the Chief Operating Decision Maker (“CODM”) does consider the cost structure of the corporate head office when evaluating the financial performance of the segment. The CODM is the Company’s Chief Executive Officer.
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
Significant segment ENI expenses include fixed compensation and benefits, variable compensation, and Acadian LLC key employee distributions included in compensation and benefits expense under U.S. GAAP, depreciation and amortization under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, capital transaction costs, and restructuring costs. Other segment items include ENI general and administrative expense under U.S. GAAP, adjusted to exclude restructuring costs, amortization of acquired intangible assets, and include sales-based compensation.
ENI segment results are also adjusted to exclude consolidated Fund revenues, consolidated Fund expenses and investment return recorded under U.S. GAAP.

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)
Segment Presentation
The following table sets forth summarized operating results for the Company’s segment and related adjustments necessary to reconcile the segment economic net income to arrive at the Company’s consolidated U.S. GAAP net income attributable to controlling interests for the three and nine months ended September 30, 2026 and 2025 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2026	2025	2026	2025
U.S. GAAP consolidated revenue		$191.2	$144.2	$543.3	$391.5
Exclude revenue from consolidated Funds	(a)	2.1	7.9	6.0	12.1
Quant & Solutions segment ENI revenue		$189.1	$136.3	$537.3	$379.4

Less: Quant & Solutions segment ENI expenses
Fixed compensation and benefits	(b)	27.9	26.4	78.6	72.7
Variable compensation	(c)	37.7	31.1	120.9	91.3
Acadian LLC key employee distributions	(d)	11.4	5.2	26.8	12.3
Depreciation and amortization	(e)	4.0	4.1	11.3	12.5
Other segment items	(f)	34.5	25.3	95.3	72.2
Segment economic net income		$73.6	$44.2	$204.4	$118.4
Reconciliation of segment ENI to net income attributable to controlling interests:
Unallocated corporate expenses	(g)	(4.4)	(4.2)	(14.0)	(13.5)
Adjustments and reconciling items	(h)	0.7	2.9	3.2	5.5
Non-cash compensation expenses for Acadian LLC key employee equity and profit interest revaluations	(i)	(19.4)	(16.3)	(68.8)	(35.7)
Investment income (loss)		1.1	—	3.2	0.1
Interest income		0.9	0.9	2.6	2.8
Interest expense		(3.3)	(4.6)	(10.3)	(14.7)
Net consolidated Funds’ investment gains (losses)		3.3	11.5	8.6	27.2
Income before income taxes		$52.5	$34.4	$128.9	$90.1
Income tax expense		(14.4)	(7.4)	(37.0)	(20.2)
Consolidated net income		$38.1	$27.0	$91.9	$69.9
Net income attributable to redeemable non-controlling interests in consolidated Funds		(2.6)	(11.9)	(4.8)	(24.6)
Net income attributable to controlling interests		$35.5	$15.1	$87.1	$45.3

Acadian Asset Management Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13) Segment Information (cont.)

Reconciling Adjustments:
a.Adjustment to exclude consolidated Funds’ revenues, which is included in U.S. GAAP revenue.
b.Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.
c.Variable compensation is contractually set and calculated individually for Acadian LLC bonuses. Amounts are adjusted for non-cash Acadian LLC key employee equity revaluations and severance relating to restructuring costs.
d.Acadian LLC key employee distributions include the share of Acadian LLC profits after variable compensation that is attributable to the Acadian LLC key employee equity and profit interests holders, according to their ownership interests.
e.Depreciation and amortization includes U.S. GAAP depreciation and amortization, adjusted for amortization of acquired intangible assets.
f.Other segment items include segment systems, portfolio administration costs, and other general & administrative expenses.
g.Included in unallocated corporate expenses for the three months ended September 30, 2026 and 2025 were compensation and benefits of $2.8 million and $2.7 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the three months ended September 30, 2026 and 2025 were general and administrative expenses of $1.6 million and $1.5 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the nine months ended September 30, 2026 and 2025 were compensation and benefits of $8.3 million and $7.7 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests. Included in unallocated corporate expenses for the nine months ended September 30, 2026 and 2025 were general and administrative expenses of $5.7 million and $5.8 million, respectively, related to Hold Co which are included in U.S. GAAP net income attributable to controlling interests.
h.Adjustments and reconciling items include consolidated Funds’ revenue, consolidated Funds’ expense, restructuring costs, and amortization of acquired intangible assets.
i.Non-cash Acadian LLC key employee equity revaluations represent changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, which are included within the U.S. GAAP compensation and benefits expense.

14) Subsequent Events
During the period from October 1, 2026 through November 2, 2026, the Company repurchased 0.2 million shares of common stock at a weighted average price of $89.25 per share, or approximately $16.7 million in total, including commissions.

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
•U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2026 and 2025, as well as key U.S. GAAP operating metrics.
•Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2026 and 2025, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. This section also provides key non-GAAP operating metrics. In addition, this section provides segment analysis for our business segment.
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

Overview
We are a holding company that operates a systematic investment management business through our majority-owned subsidiary, Acadian LLC. Acadian LLC is a leading investment manager that offers institutional investors across the globe access to a diversified array of systematic investment strategies designed to meet a range of risk and return objectives. Notable product lines and capabilities include Emerging Equity, Non-U.S. Equity, Global Equity, Small Cap Equity, Enhanced Equity, Equity Extensions, Systematic Credit, and Alternatives. Acadian LLC comprises our Quant & Solutions reportable segment:
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
    The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. We earn management fees based on assets under management. The majority of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period-end AUM. Changes in the levels of our AUM are driven by market investment performance and net client cash flows. We may also earn performance fees when certain accounts differ in relation to relevant benchmarks or exceed required returns. As of September 30, 2026, approximately $29 billion, or 12%, of our AUM was in accounts with incentive fee features in which we participate in the performance fee. The majority of these performance fees are calculated based on value added over the relevant benchmarks on a rolling one-year basis.
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
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2026 and 2025:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
U.S. GAAP Basis
Revenue	$191.2	$144.2	$47.0	$543.3	$391.5	$151.8
Pre-tax income attributable to controlling interests	49.9	22.5	27.4	124.1	65.5	58.6
Net income attributable to controlling interests	35.5	15.1	20.4	87.1	45.3	41.8
U.S. GAAP operating margin(1)	26.4%	18.4%	797 bps	23.0%	19.1%	389 bps
Earnings per share, basic ($)	$1.00	$0.42	$0.58	$2.45	$1.25	$1.20
Earnings per share, diluted ($)	$1.00	$0.42	$0.58	$2.44	$1.25	$1.19
Basic shares outstanding (in millions)	35.5	35.8	(0.3)	35.6	36.4	(0.8)
Diluted shares outstanding (in millions)	35.6	35.8	(0.2)	35.7	36.4	(0.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$189.1	$136.3	$52.8	$537.3	$379.4	$157.9
Pre-tax economic net income(5)	68.2	37.8	30.4	187.0	97.2	89.8
Adjusted EBITDA	75.1	45.1	30.0	206.8	119.4	87.4
ENI operating margin(6)	42.6%	33.2%	933 bps	40.4%	30.9%	955 bps
Economic net income(7)	48.3	27.2	21.1	133.4	70.4	63.0
ENI diluted EPS ($)	$1.36	$0.76	$0.60	$3.74	$1.93	$1.81

Other Operational Information
Assets under management (AUM) at period end (in billions)	$239.6	$166.4	$73.2	$239.6	$166.4	$73.2
Net client cash flows (in billions)	2.6	6.4	(3.8)	28.3	24.0	4.3

(1)U.S. GAAP operating margin equals operating income divided by total revenue.
(2)Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “Non-GAAP Supplemental Performance Measure — Economic Net Income and Segment Analysis.”
(3)Excludes amortization of acquired intangible assets of $0.3 million, for both the three and nine months ended September 30, 2026. Excludes legal-related restructuring of $(0.1) million and $0.1 million, respectively, for the three and nine months ended September 30, 2026. Excludes severance-related items of $(0.2) million and $(0.7) million, respectively, for the three and nine months ended September 30, 2025.
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
Assets Under Management
Our total assets under management were $239.6 billion as of September 30, 2026 and $177.5 billion as of December 31, 2025.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
Enhanced Equity	$75.1	31.3%	$40.0	22.5%
Non-U.S. Equity	49.1	20.5%	38.4	21.6%
Small Cap Equity	36.2	15.1%	32.8	18.5%
Emerging Markets Equity	32.1	13.4%	26.0	14.7%
Global Equity	29.4	12.3%	22.9	12.9%
Other	17.7	7.4%	17.4	9.8%
Total assets under management	$239.6		$177.5
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	September 30, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
Institutional	$178.4	74.5%	$144.5	81.4%
Wealth/other	42.3	17.6%	16.2	9.1%
Sub-advisory	18.9	7.9%	16.8	9.5%
Total assets under management	$239.6		$177.5

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	September 30, 2026		December 31, 2025
	AUM	% of total	AUM	% of total
U.S.	$122.3	51.0%	$99.5	56.1%
EMEA	64.4	26.9%	37.7	21.2%
Asia Pacific	42.2	17.6%	31.2	17.6%
Other	10.7	4.5%	9.1	5.1%
Total assets under management	$239.6		$177.5
AUM flows
Net client cash flows for all periods include reinvested income and distributions. Reinvested income and distributions represent investment yield that is reinvested back into the portfolios as opposed to distributed as cash.
The following table summarizes our asset flows and market appreciation by segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2026	2025	2026	2025
Quant & Solutions
Beginning balance	$232.7	$151.1	$177.5	$117.3
Gross inflows	11.1	11.9	55.2	39.4
Gross outflows	(10.0)	(6.5)	(30.8)	(18.0)
Reinvested income and distributions	1.5	1.0	3.9	2.6
Net flows	2.6	6.4	28.3	24.0
Market appreciation	4.3	8.9	33.8	25.1
Ending balance	$239.6	$166.4	$239.6	$166.4
Average AUM	$236.4	$156.5	$215.4	$136.6
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

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Institutional
Beginning balance	$174.9	$121.9	$144.5	$93.0
Gross inflows	5.8	9.4	24.5	33.2
Gross outflows	(6.4)	(4.2)	(18.6)	(12.9)
Reinvested income and distributions	1.1	0.8	3.0	2.0
Net flows	0.5	6.0	8.9	22.3
Market appreciation	3.0	7.1	25.0	19.7
Ending balance	$178.4	$135.0	$178.4	$135.0

Wealth/other
Beginning balance	$39.2	$13.2	$16.2	$11.2
Gross inflows	4.1	1.2	24.5	2.6
Gross outflows	(2.1)	(0.6)	(5.5)	(1.7)
Reinvested income and distributions	0.3	0.1	0.6	0.3
Net flows	2.3	0.7	19.6	1.2
Market appreciation	0.8	1.1	6.5	2.6
Ending balance	$42.3	$15.0	$42.3	$15.0

Sub-advisory
Beginning balance	$18.6	$16.0	$16.8	$13.1
Gross inflows	1.2	1.3	6.2	3.6
Gross outflows	(1.5)	(1.7)	(6.7)	(3.4)
Reinvested income and distributions	0.1	0.1	0.3	0.3
Net flows	(0.2)	(0.3)	(0.2)	0.5
Market appreciation	0.5	0.7	2.3	2.8
Ending balance	$18.9	$16.4	$18.9	$16.4

Total
Beginning balance	$232.7	$151.1	$177.5	$117.3
Gross inflows	11.1	11.9	55.2	39.4
Gross outflows	(10.0)	(6.5)	(30.8)	(18.0)
Reinvested income and distributions	1.5	1.0	3.9	2.6
Net flows	2.6	6.4	28.3	24.0
Market appreciation	4.3	8.9	33.8	25.1
Ending balance	$239.6	$166.4	$239.6	$166.4

Our categorization of assets under management by client location includes:
i. U.S.-based clients, where the contracting client is based in the United States; and
ii. Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.
Beginning balance	$117.3	$86.9	$99.5	$74.7
Gross inflows	6.5	6.2	19.4	13.6
Gross outflows	(4.5)	(4.3)	(16.9)	(11.8)
Reinvested income and distributions	0.8	0.6	2.1	1.6
Net flows	2.8	2.5	4.6	3.4
Market appreciation	2.2	5.1	18.2	16.4
Ending balance	$122.3	$94.5	$122.3	$94.5

Non-U.S.
Beginning balance	$115.4	$64.2	$78.0	$42.6
Gross inflows	4.6	5.7	35.8	25.8
Gross outflows	(5.5)	(2.2)	(13.9)	(6.2)
Reinvested income and distributions	0.7	0.4	1.8	1.0
Net flows	(0.2)	3.9	23.7	20.6
Market appreciation	2.1	3.8	15.6	8.7
Ending balance	$117.3	$71.9	$117.3	$71.9

Total
Beginning balance	$232.7	$151.1	$177.5	$117.3
Gross inflows	11.1	11.9	55.2	39.4
Gross outflows	(10.0)	(6.5)	(30.8)	(18.0)
Reinvested income and distributions	1.5	1.0	3.9	2.6
Net flows	2.6	6.4	28.3	24.0
Market appreciation	4.3	8.9	33.8	25.1
Ending balance	$239.6	$166.4	$239.6	$166.4
At September 30, 2026, our total assets under management were $239.6 billion, an increase of $6.9 billion, or 3.0%, compared to $232.7 billion at June 30, 2026 and an increase of $73.2 billion, or 44.0%, compared to $166.4 billion at September 30, 2025. The increase in assets under management compared to September 30, 2025 was driven by equity market appreciation and positive net client cash flows in the last twelve months. The change in assets under management during the three months ended September 30, 2026 reflects net market appreciation of $4.3 billion and net inflows of $2.6 billion including reinvested income and distributions of $1.5 billion. Market appreciation or depreciation reported in current and prior periods includes changes in equity prices, as well as the impact from exchange rate fluctuations on our foreign-denominated AUM. Given a substantial portion of our AUM is denominated in foreign currencies, foreign exchange rate movements during the period can impact AUM when the strength of the U.S. dollar changes relative to other currencies.

For the three months ended September 30, 2026, our net inflows were $2.6 billion compared to $6.4 billion for the three months ended September 30, 2025. The change in net flows during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by an increase in rebalancing activities in the three months ended September 30, 2026. Reinvested income and distributions of $1.5 billion and $1.0 billion are reflected in the net flows for the three months ended September 30, 2026 and September 30, 2025, respectively.
For the nine months ended September 30, 2026, our net inflows were $28.3 billion compared to $24.0 billion for the nine months ended September 30, 2025. The change in net flows during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by strong gross inflows, which increased to $55.2 billion in the nine months ended September 30, 2026. Reinvested income and distributions of $3.9 billion and $2.6 billion are reflected in the net flows for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Strategies representing 95%, 96%, 96%, and 96% of revenue were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of September 30, 2026. As of September 30, 2026 the 5-year revenue weighted annualized return in excess of benchmark was 4.8%. Assets representing 92%, 94%, 95%, and 94% of assets under management were outperforming benchmarks on a 1-, 3-, 5-, and 10- year basis as of September 30, 2026. As of September 30, 2026 the 5-year asset weighted annualized return in excess of benchmark was 3.9%.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
U.S. GAAP Statement of Operations(1)
Management fees	$187.8	$136.1	$51.7	$523.6	$371.3	$152.3
Performance fees	1.3	0.2	1.1	13.7	8.1	5.6
Consolidated Funds’ revenue	2.1	7.9	(5.8)	6.0	12.1	(6.1)
Total revenue	191.2	144.2	47.0	543.3	391.5	151.8
Compensation and benefits	107.5	84.7	22.8	324.7	229.3	95.4
General and administrative expense	27.8	23.5	4.3	79.7	67.6	12.1
Depreciation and amortization	4.3	4.1	0.2	11.6	12.5	(0.9)
Consolidated Funds’ expense	1.1	5.3	(4.2)	2.5	7.4	(4.9)
Total operating expenses	140.7	117.6	23.1	418.5	316.8	101.7
Operating income	50.5	26.6	23.9	124.8	74.7	50.1
Investment income	1.1	—	1.1	3.2	0.1	3.1
Interest income	0.9	0.9	—	2.6	2.8	(0.2)
Interest expense	(3.3)	(4.6)	1.3	(10.3)	(14.7)	4.4
Net consolidated Funds’ investment gains	3.3	11.5	(8.2)	8.6	27.2	(18.6)
Income before taxes	52.5	34.4	18.1	128.9	90.1	38.8
Income tax expense	14.4	7.4	7.0	37.0	20.2	16.8
Net income	38.1	27.0	11.1	91.9	69.9	22.0
Net income attributable to redeemable non-controlling interests in consolidated Funds	2.6	11.9	(9.3)	4.8	24.6	(19.8)
Net income attributable to controlling interests	$35.5	$15.1	$20.4	$87.1	$45.3	$41.8

Basic earnings per share ($)	$1.00	$0.42	$0.58	$2.45	$1.25	$1.20
Diluted earnings per share ($)	1.00	0.42	0.58	2.44	1.25	1.19
Weighted average shares of common stock outstanding—basic	35.5	35.8	(0.3)	35.6	36.4	(0.8)
Weighted average shares of common stock outstanding—diluted	35.6	35.8	(0.2)	35.7	36.4	(0.7)

U.S. GAAP operating margin(2)	26.4%	18.4%		23.0%	19.1%

(1)Certain Funds have been consolidated due to our seed capital investments in the Funds.
(2)U.S. GAAP operating margin equals operating income divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Consolidated Statements of Operations	2026	2025	2026	2025
Net income attributable to controlling interests	$35.5	$15.1	$87.1	$45.3
Add: Income tax expense	14.4	7.4	37.0	20.2
Pre-tax income attributable to controlling interests	$49.9	$22.5	$124.1	$65.5
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
Average basis points earned on average assets under management were 31.5 bps and 32.5 bps for the three and nine months ended September 30, 2026, respectively, and 34.5 bps and 36.5 bps for the three and nine months ended September 30, 2025, respectively. The overall weighted average fee rate decrease for the three and nine months ended September 30, 2026 is the result of changes in the mix of assets under management caused by net inflows or outflows in certain asset classes, and disproportionate market movements.
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Management fees increased $51.7 million, or 38.0%, from $136.1 million for the three months ended September 30, 2025 to $187.8 million for the three months ended September 30, 2026. The increase was mainly driven by higher levels of average assets under management. Average assets under management increased 51.1%, from $156.5 billion for the three months ended September 30, 2025 to $236.4 billion for the three months ended September 30, 2026, mainly due to strong net flows and the positive equity market in the past twelve months.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Management fees increased $152.3 million, or 41.0%, from $371.3 million for the nine months ended September 30, 2025 to $523.6 million for the nine months ended September 30, 2026. The increase was primarily driven by higher levels of average assets under management. Average assets under management increased 57.7%, from $136.6 billion for the nine months ended September 30, 2025 to $215.4 billion for the nine months ended September 30, 2026, mainly due to strong net flows and the positive equity market in the past twelve months.
Performance Fees
Approximately $29 billion, or 12% of our AUM, were in accounts with performance fee features in which we participate. Performance fees are typically shared with key employees through various contractual compensation and profit-sharing arrangements.

Three months ended September 30, 2026 compared to three months ended September 30, 2025: Performance fees increased $1.1 million, or 550.0%, from $0.2 million for the three months ended September 30, 2025 to $1.3 million for the three months ended September 30, 2026, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Performance fees increased $5.6 million, or 69.1%, from $8.1 million for the nine months ended September 30, 2025 to $13.7 million for the nine months ended September 30, 2026, primarily due to a change in performance relative to benchmarks in certain strategies. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Fixed compensation and benefits(1)	$29.5	$28.0	$83.6	$77.3
Sales-based compensation(2)	8.3	3.4	21.3	10.4
Variable compensation(3)	38.9	31.8	124.2	93.6
Acadian LLC key employee distributions(4)	11.4	5.2	26.8	12.3
Non-cash Acadian LLC key employee equity revaluations(5)	19.4	16.3	68.8	35.7
Total U.S. GAAP compensation and benefits expense	$107.5	$84.7	$324.7	$229.3

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

(3)Variable compensation includes the portion of earnings that is contractually allocated to Acadian LLC employees as a bonus pool, plus Hold Co bonuses. Variable compensation may be paid in the form of cash or non-cash equity or profit interests awards. We have a contractual split of performance fees between Acadian LLC employees and AAMI. Acadian LLC’s share of performance fees, which ranges between 60%-75% of the total, is allocated entirely to variable compensation. The variable compensation earned on performance fees vests over three years and compensation expense is recognized over that service period. Hold Co variable compensation includes cash and our equity. Equity-based compensation awards typically vest over several years and are recognized as compensation expense over that service period.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cash variable compensation	$35.7	$30.0	$116.2	$89.5
Amortization of equity-based awards	3.2	1.8	8.0	4.1
Total variable compensation(a)	$38.9	$31.8	$124.2	$93.6

(a)For the three and nine months ended September 30, 2025, $32.1 million and $94.4 million, respectively, of variable compensation expense (of the $31.8 million and $93.6 million above) is included with economic net income, which excludes $(0.2) million and $(0.7) million, respectively, of variable compensation associated with restructuring.
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

Three months ended September 30, 2026 compared to three months ended September 30, 2025: Compensation and benefits expense increased $22.8 million, or 26.9%, from $84.7 million for the three months ended September 30, 2025 to $107.5 million for the three months ended September 30, 2026. Fixed compensation and benefits increased $1.5 million, or 5.4%, from $28.0 million for the three months ended September 30, 2025 to $29.5 million for the three months ended September 30, 2026, primarily reflecting an increase in headcount, cost of living increases and higher payroll taxes. Sales-based compensation increased $4.9 million, or 144.1%, from $3.4 million for the three months ended September 30, 2025 to $8.3 million for the three months ended September 30, 2026, driven by the timing of asset inflows in the last 12 months. Variable compensation increased $7.1 million, or 22.3%, from $31.8 million for the three months ended September 30, 2025 to $38.9 million for the three months ended September 30, 2026. The increase was primarily attributable to higher pre-bonus profits in the three months ended September 30, 2026, partially offset by changes in deferred compensation expense in the three months ended September 30, 2026. Acadian LLC key employee distributions increased $6.2 million, or 119.2%, from $5.2 million for the three months ended September 30, 2025 to $11.4 million for the three months ended September 30, 2026. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings in the current period and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $3.1 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the three months ended September 30, 2026 reflects primarily the increase in earnings period over period.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Compensation and benefits expense increased $95.4 million, or 41.6%, from $229.3 million for the nine months ended September 30, 2025 to $324.7 million for the nine months ended September 30, 2026. Fixed compensation and benefits increased $6.3 million, or 8.2%, from $77.3 million for the nine months ended September 30, 2025 to $83.6 million for the nine months ended September 30, 2026, primarily reflecting an increase in headcount, cost of living increases and higher payroll taxes. Sales-based compensation increased $10.9 million or 104.8% from $10.4 million for the nine months ended September 30, 2025 to $21.3 million for the nine months ended September 30, 2026, driven by the increase in asset inflows. Variable compensation increased $30.6 million, or 32.7%, from $93.6 million for the nine months ended September 30, 2025 to $124.2 million for the nine months ended September 30, 2026. The increase was primarily attributable to higher pre-bonus profits in the nine months ended September 30, 2026, partially offset by changes in deferred compensation expense in the nine months ended September 30, 2026. Acadian LLC key employee distributions increased $14.5 million, or 117.9%, from $12.3 million for the nine months ended September 30, 2025 to $26.8 million for the nine months ended September 30, 2026. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the nine months ended September 30, 2026 is driven by higher operating earnings and the leveraged nature of this distribution share. Revaluations of Acadian LLC key employee equity changed by $33.1 million, reflecting an increase in the value of key employee ownership interests at Acadian LLC. For certain tiers of Acadian LLC equity, revaluations are calculated based on earnings above a threshold. The change in the revaluation in the nine months ended September 30, 2026 reflects primarily the increase in earnings period over period.
General and Administrative Expense
Three months ended September 30, 2026 compared to three months ended September 30, 2025: General and administrative expense increased $4.3 million, or 18.3%, from $23.5 million for the three months ended September 30, 2025 to $27.8 million for the three months ended September 30, 2026. The increase in general and administrative expenses primarily reflects higher system, portfolio administrative, and recruiting costs.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: General and administrative expense increased $12.1 million, or 17.9%, from $67.6 million for the nine months ended September 30, 2025 to $79.7 million for the nine months ended September 30, 2026. The increase was primarily due to higher system, portfolio administrative, and consulting costs.

Depreciation and Amortization Expense
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Depreciation and amortization expense increased $0.2 million, or 4.9% from $4.1 million for the three months ended September 30, 2025 to $4.3 million for the three months ended September 30, 2026. The increase was primarily attributable to leasehold improvements, slightly offset by the effect of certain software becoming fully depreciated.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Depreciation and amortization expense decreased $(0.9) million, or (7.2)%, from $12.5 million for the nine months ended September 30, 2025 to $11.6 million for the nine months ended September 30, 2026. The decrease was primarily attributable to the effect of certain software becoming fully depreciated.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:
i.investment income (loss);
ii.interest income; and
iii.interest expense.
Investment Income (Loss)
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Investment income (loss) changed $1.1 million, from $0.0 million for the three months ended September 30, 2025 to $1.1 million for the three months ended September 30, 2026, reflecting the increase in returns generated by seed capital investments in unconsolidated Funds, combined with an increase in our investment in unconsolidated Funds.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Investment income increased $3.1 million, from $0.1 million for the nine months ended September 30, 2025 to $3.2 million for the nine months ended September 30, 2026, reflecting the increase in returns generated by seed capital investments in unconsolidated Funds, combined with an increase in our investment in unconsolidated Funds.
Interest Income
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Interest income remained flat at $0.9 million for both the three months ended September 30, 2025 and September 30, 2026.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Interest income decreased $(0.2) million, or (7.1)%, from $2.8 million for the nine months ended September 30, 2025 to $2.6 million for the nine months ended September 30, 2026. The decrease was due to a decrease in short-term investment returns, slightly offset by an increase in average cash balances in the nine months ended September 30, 2026.
Interest Expense
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Interest expense decreased $(1.3) million, or (28.3)%, from $(4.6) million for the three months ended September 30, 2025 to $(3.3) million for the three months ended September 30, 2026, reflecting a lower balance drawn on the revolving credit facility in the three months ended September 30, 2026.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Interest expense decreased $(4.4) million, or (29.9)%, from $14.7 million for the nine months ended September 30, 2025 to $10.3 million for the nine months ended September 30, 2026, related to redemption of our $275 million 4.80% Senior Notes and associated cash flow hedge in December 2025, partially offset by the addition of our $200 million delayed draw term loan facility in October 2025.
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
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Income tax expense increased $7.0 million, from $7.4 million for the three months ended September 30, 2025 to $14.4 million for the three months ended September 30, 2026. The increase in income tax expense primarily relates to an increase in pretax income attributable to controlling interests in the three months ended September 30, 2026.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Income tax expense increased $16.8 million, from $20.2 million for the nine months ended September 30, 2025 to $37.0 million for the nine months ended September 30, 2026. The increase in income tax expense primarily relates to an increase in pretax income attributable to controlling interests and non-deductible compensation in the nine months ended September 30, 2026.
U.S. GAAP Consolidated Funds
The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Consolidated Funds’ revenue decreased $(5.8) million, from $7.9 million for the three months ended September 30, 2025 to $2.1 million for the three months ended September 30, 2026. Consolidated Funds’ expense decreased $(4.2) million, from $5.3 million for the three months ended September 30, 2025 to $1.1 million for the three months ended September 30, 2026. Net consolidated Funds’ investment gain decreased $(8.2) million from $11.5 million for the three months ended September 30, 2025 to $3.3 million for the three months ended September 30, 2026. These movements relate to the underlying activity of our consolidated Funds.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Consolidated Funds’ revenue decreased $(6.1) million, from $12.1 million for the nine months ended September 30, 2025 to $6.0 million for the nine months ended September 30, 2026. Consolidated Funds’ expense decreased $(4.9) million, from $7.4 million for the nine months ended September 30, 2025 to $2.5 million for the nine months ended September 30, 2026. Net consolidated Funds’ investment gain decreased $(18.6) million from $27.2 million for the nine months ended September 30, 2025 to $8.6 million for the nine months ended September 30, 2026. These movements relate to the underlying activity of our consolidated Funds.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2026 and 2025. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Numerator: Operating income	$50.5	$26.6	$124.8	$74.7
Denominator: Total revenue	$191.2	$144.2	$543.3	$391.5
U.S. GAAP operating margin(1)	26.4%	18.4%	23.0%	19.1%

Numerator: Total operating expenses(2)	$139.6	$112.3	$416.0	$309.4
Denominator: Management fee revenue	$187.8	$136.1	$523.6	$371.3
U.S. GAAP operating expense / management fee revenue(3)	74.3%	82.5%	79.4%	83.3%

Numerator: Variable compensation	$38.9	$31.8	$124.2	$93.6
Denominator: Operating income before variable compensation and Acadian LLC key employee distributions(2)(4)(5)	$99.8	$61.0	$272.3	$175.9
U.S. GAAP variable compensation ratio(3)	39.0%	52.1%	45.6%	53.2%

Numerator: Acadian LLC key employee distributions	$11.4	$5.2	$26.8	$12.3
Denominator: Operating income before Acadian LLC key employee distributions(2)(4)(5)	$60.9	$29.2	$148.1	$82.3
U.S. GAAP Acadian LLC key employee distributions ratio(3)	18.7%	17.8%	18.1%	14.9%

(1)Excluding the effect of Funds’ consolidation in the applicable periods, the U.S. GAAP operating margin was 26.2% for the three months ended September 30, 2026, 17.6% for the three months ended September 30, 2025, 22.6% for the nine months ended September 30, 2026 and 18.5% for the nine months ended September 30, 2025.
(2)Excludes consolidated Funds’ expense of $1.1 million for the three months ended September 30, 2026, $5.3 million for the three months ended September 30, 2025, $2.5 million for the nine months ended September 30, 2026, and $7.4 million for the nine months ended September 30, 2025.
(3)Excludes the effect of Funds’ consolidation for the three and nine months ended September 30, 2026 and 2025.

(4)Excludes consolidated Funds’ revenue of $2.1 million for the three months ended September 30, 2026, $7.9 million for the three months ended September 30, 2025, $6.0 million for the nine months ended September 30, 2026, and $12.1 million for the nine months ended September 30, 2025.
(5)The following table identifies the components of operating income before variable compensation and Acadian LLC key employee distributions, as well as operating income before Acadian LLC key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Operating income	$50.5	$26.6	$124.8	$74.7
Acadian LLC key employee distributions	11.4	5.2	26.8	12.3
Operating income of consolidated Funds	(1.0)	(2.6)	(3.5)	(4.7)
Operating income before Acadian LLC key employee distributions	60.9	29.2	148.1	82.3
Variable compensation	38.9	31.8	124.2	93.6
Operating income before variable compensation and Acadian LLC key employee distributions	$99.8	$61.0	$272.3	$175.9

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2026 and 2025
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2026	2025	2026	2025
U.S. GAAP net income attributable to controlling interests		$35.5	$15.1	$87.1	$45.3
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	19.4	16.3	68.8	35.7
ii.	Amortization of acquired intangible assets	0.3	—	0.3	—
iii.	Capital transaction costs	0.3	0.1	0.8	0.2
iv.	Seed/Co-investment (gains) losses and financings(1)	(1.7)	(0.9)	$(7.1)	(3.5)
v.	Tax benefit of goodwill and acquired intangibles deductions	0.6	0.3	1.1	0.8
vi.	Discontinued operations attributable to controlling interests and restructuring(2)	(0.1)	(0.2)	0.1	(0.7)
vii.	ENI tax normalization	(1.0)	0.7	(0.9)	1.3
Tax effect of above adjustments, as applicable(3)		(5.0)	(4.2)	(16.8)	(8.7)
Economic net income		$48.3	$27.2	$133.4	$70.4

(1)The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2026 and 2025 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Seed/Co-investment gains	$(2.8)	$(2.2)	$(10.5)	$(7.4)
Financing costs:
Seed/Co-investment average balance	91.9	79.6	85.1	79.8
Blended interest rate*	5.4%	6.5%	5.4%	6.5%
Financing costs	1.1	1.3	3.4	3.9
Net seed/co-investment gains and financing	$(1.7)	$(0.9)	$(7.1)	$(3.5)

* The blended rate is based on the weighted average rate of the long-term debt.
(2)The three and nine months ended September 30, 2026 includes legal-related restructuring costs of $0.1 million. The three and nine months ended September 30, 2025 includes severance-related items of $(0.2) million and $(0.7) million, respectively.
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
    ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S. GAAP revenue	$191.2	$144.2	$543.3	$391.5
Exclude revenue from consolidated Funds	(2.1)	(7.9)	(6.0)	(12.1)
ENI revenue	$189.1	$136.3	$537.3	$379.4
The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Management fees(1)	$187.8	$136.1	$523.6	$371.3
Performance fees(2)	1.3	0.2	13.7	8.1
ENI revenue	$189.1	$136.3	$537.3	$379.4

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

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S. GAAP operating expense	$140.7	$117.6	$418.5	$316.8
Less: items excluded from economic net income
Non-cash key employee equity and profit interest revaluations	(19.4)	(16.3)	(68.8)	(35.7)
Amortization of acquired intangible assets	(0.3)	—	(0.3)	—
Restructuring costs(1)	0.1	0.2	(0.1)	0.8
Funds’ operating expense	(1.1)	(5.3)	(2.5)	(7.4)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(38.9)	(32.1)	(124.2)	(94.4)
Acadian LLC key employee distributions	(11.4)	(5.2)	(26.8)	(12.3)
ENI operating expense	$69.7	$58.9	$195.8	$167.8

(1)The three and nine months ended September 30, 2026 includes legal-related restructuring costs of $0.1 million. The three and nine months ended September 30, 2025 includes $(0.2) million and $(0.7) million, respectively, of severance-related items.
(2)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that are included within restructuring costs.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Fixed compensation & benefits(1)	$29.5	$28.0	$83.6	$77.3
General and administrative expenses(2)	36.2	26.8	100.9	78.0
Depreciation and amortization	4.0	4.1	11.3	12.5
ENI operating expense	$69.7	$58.9	$195.8	$167.8

(1)Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2026 and 2025 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Total U.S. GAAP compensation and benefits expense	$107.5	$84.7	$324.7	$229.3
Non-cash key employee equity and profit interest revaluations excluded from ENI	(19.4)	(16.3)	(68.8)	(35.7)
Sales-based compensation reclassified to ENI general & administrative expenses	(8.3)	(3.4)	(21.3)	(10.4)
Acadian LLC key employee distributions	(11.4)	(5.2)	(26.8)	(12.3)
Restructuring expenses(a)	—	0.3	—	0.8
Variable compensation	(38.9)	(32.1)	(124.2)	(94.4)
ENI fixed compensation and benefits	$29.5	$28.0	$83.6	$77.3

(a)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that are included within restructuring costs.
(2)The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S. GAAP general and administrative expense	$27.8	$23.5	$79.7	$67.6
Sales-based compensation	8.3	3.4	21.3	10.4
Restructuring costs(a)	0.1	(0.1)	(0.1)	—
ENI general and administrative expense	$36.2	$26.8	$100.9	$78.0

(a)The three and nine months ended September 30, 2026 includes $0.1 million of legal-related restructuring costs.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2026 and 2025. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Numerator: ENI operating earnings(1)	$80.5	$45.3	$217.3	$117.2
Denominator: ENI revenue	$189.1	$136.3	$537.3	$379.4
ENI operating margin(2)	42.6%	33.2%	40.4%	30.9%

Numerator: ENI operating expense	$69.7	$58.9	$195.8	$167.8
Denominator: ENI management fee revenue(3)	$187.8	$136.1	$523.6	$371.3
ENI operating expense ratio(4)	37.1%	43.3%	37.4%	45.2%

Numerator: ENI variable compensation	$38.9	$32.1	$124.2	$94.4
Denominator: ENI earnings before variable compensation(1)(5)	$119.4	$77.4	$341.5	$211.6
ENI variable compensation ratio(6)	32.6%	41.5%	36.4%	44.6%

Numerator: Acadian LLC key employee distributions	$11.4	$5.2	$26.8	$12.3
Denominator: ENI operating earnings(1)	$80.5	$45.3	$217.3	$117.2
ENI Acadian LLC key employee distributions ratio(7)	14.2%	11.5%	12.3%	10.5%

(1)ENI operating earnings represents ENI earnings before Acadian LLC key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Acadian LLC key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S. GAAP operating income	$50.5	$26.6	$124.8	$74.7
Exclude the impact of:
Acadian LLC key employee-owned equity and profit interest revaluations	19.4	16.3	68.8	35.7
Amortization of acquired intangible assets	0.3	—	0.3	—
Restructuring costs(a)	(0.1)	(0.2)	0.1	(0.8)
Acadian LLC key employee distributions	11.4	5.2	26.8	12.3
Variable compensation	38.9	32.1	124.2	94.4
Funds’ operating income	(1.0)	(2.6)	(3.5)	(4.7)
ENI earnings before variable compensation	119.4	77.4	341.5	211.6
Less: ENI variable compensation(b)	(38.9)	(32.1)	(124.2)	(94.4)
ENI operating earnings	80.5	45.3	217.3	117.2
Less: ENI Acadian LLC key employee distributions	(11.4)	(5.2)	(26.8)	(12.3)
ENI earnings after Acadian LLC key employee distributions	$69.1	$40.1	$190.5	$104.9

(a)The three and nine months ended September 30, 2026 includes legal-related restructuring costs of $0.1 million. The three and nine months ended September 30, 2025 includes $(0.2) million and $(0.7) million, respectively, of severance-related items.
(b)The three and nine months ended September 30, 2025 excludes $(0.2) million and $(0.7) million, respectively, of severance-related items that are included within restructuring costs.
(2)The ENI operating margin, which is calculated before Acadian LLC key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 26.2% for the three months ended September 30, 2026 and 17.6% for the three months ended September 30, 2025, 22.6% for the nine months ended September 30, 2026, and 18.5% for the nine months ended September 30, 2025.
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
Tax on Economic Net Income
The following table reconciles the blended effective tax rate to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Pre-tax economic net income(1)	$68.2	$37.8	$187.0	$97.2
Taxes at blended effective tax rate(2)	(20.5)	(10.4)	(54.7)	(26.6)
Other reconciling tax adjustments	0.6	(0.2)	1.1	(0.2)
Tax on economic net income	(19.9)	(10.6)	(53.6)	(26.8)
Economic net income	$48.3	$27.2	$133.4	$70.4
Economic net income effective tax rate(3)	29.2%	28.0%	28.7%	27.6%

(1)Includes interest income and third-party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S. GAAP interest income	$0.9	$0.9	$2.6	$2.8
U.S. GAAP interest expense	(3.3)	(4.6)	(10.3)	(14.7)
U.S. GAAP net interest expense	(2.4)	(3.7)	(7.7)	(11.9)
Other ENI interest expense exclusions(a)	1.5	1.4	4.2	4.2
ENI net interest expense	(0.9)	(2.3)	(3.5)	(7.7)
ENI earnings after Acadian LLC key employee distributions(b)	69.1	40.1	190.5	104.9
Pre-tax economic net income	$68.2	$37.8	$187.0	$97.2

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
Investments
The value of our seed capital investments was $112.6 million as of September 30, 2026 and $97.2 million as of December 31, 2025, including direct investments in consolidated Funds. Total seed capital investments represents our seed capital invested within Acadian LLC’s investment products. The following table reconciles the investments balance per our Condensed Consolidated Balance Sheets to the total value of our seed capital investments as of each of the dates indicated:

($ in millions)	September 30, 2026	December 31, 2025
Investments per Condensed Consolidated Balance Sheets	$68.0	$51.2
Seed capital investment in consolidated Funds	84.2	83.9
Investments related to long-term incentive compensation plans	(39.6)	(37.9)
Total seed capital investments	$112.6	$97.2

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
Significant segment ENI expenses include fixed compensation and benefits, variable compensation, Acadian LLC key employee distributions, depreciation and amortization, and general and administrative expense under U.S. GAAP, adjusted to exclude non-cash expenses representing changes in the value of Acadian LLC equity and profit interests held by Acadian LLC key employees, capital transaction costs, restructuring costs and amortization of acquired intangible assets.
ENI segment results are also adjusted to exclude consolidated Funds’ revenue, consolidated Funds’ expense and investment return recorded under U.S. GAAP.
Refer to the reconciliations of U.S. GAAP revenue to ENI revenue, U.S. GAAP Operating expense to ENI Operating expense, variable compensation and Acadian LLC key employee distributions disclosed previously within this section.
    Segment ENI Revenue
The following table identifies the components of Quant & Solutions segment ENI revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Management fees	$187.8	$136.1	$523.6	$371.3
Performance fees	1.3	0.2	13.7	8.1
Segment ENI revenue	$189.1	$136.3	$537.3	$379.4

Quant & Solutions Segment ENI Revenue
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Quant & Solutions ENI revenue increased $52.8 million, or 38.7%, from $136.3 million for the three months ended September 30, 2025 to $189.1 million for the three months ended September 30, 2026. The increase was mainly attributable to 38.0% higher management fees driven by higher average AUM resulting from positive equity markets and net client cash flows in the past twelve months, along with 550.0% higher performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time periods.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Quant & Solutions ENI revenue increased $157.9 million, or 41.6%, from $379.4 million for the nine months ended September 30, 2025 to $537.3 million for the nine months ended September 30, 2026. The increase was attributable to 41.0% higher management fees driven by higher average AUM resulting from strong net client cash flows and positive equity markets in the past twelve months, along with 69.1% higher performance fees, which are variable and are contractually triggered based on investment performance results over agreed upon time periods.
    Segment ENI Expense
The following table identifies the components of Quant & Solutions segment ENI expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Fixed compensation & benefits	$27.9	$26.4	$78.6	$72.7
Variable compensation	37.7	31.1	120.9	91.3
Acadian LLC key employee distributions	11.4	5.2	26.8	12.3
Depreciation and amortization	4.0	4.1	11.3	12.5
General and administrative expense	34.5	25.3	95.3	72.2
Segment ENI expenses	$115.5	$92.1	$332.9	$261.0

Quant & Solutions Segment ENI Expense
Three months ended September 30, 2026 compared to three months ended September 30, 2025: Quant & Solutions segment ENI expenses increased $23.4 million, or 25.4%, from $92.1 million for the three months ended September 30, 2025 to $115.5 million for the three months ended September 30, 2026. Quant & Solutions ENI fixed compensation and benefits expense increased 5.7%, reflecting an increase in headcount, cost of living increases, and higher payroll taxes. Quant & Solutions ENI variable compensation expense is based on a contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 21.2% as a result of higher earnings before variable compensation, partially offset by changes in deferred compensation expense in the three months ended September 30, 2026. Acadian LLC key employee distributions attributable to Quant & Solutions increased 119.2%. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. The change in Acadian LLC key employee distributions during the current period is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 36.4%, driven primarily by higher sales-based compensation, as well as higher system, portfolio administrative, and recruiting costs.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Quant & Solutions segment ENI expenses increased $71.9 million, or 27.5%, from $261.0 million for the nine months ended September 30, 2025 to $332.9 million for the nine months ended September 30, 2026. Quant & Solutions ENI fixed compensation and benefits expense increased 8.1%, reflecting an increase in headcount, cost of living increases and higher payroll taxes. Quant & Solutions ENI variable compensation expense is based on a contractual percentage of earnings before variable compensation, and also includes a formulaic split of performance fee revenue that gets deferred and recognized as variable compensation expense over a three-year vesting period. The deferred nature of the bonus earned on performance fee revenues can result in compensation expense variability that is uncorrelated to current period earnings. Quant & Solutions ENI variable compensation expense increased 32.4% as a result of higher earnings before variable compensation, partially offset by changes in deferred compensation expense in the nine months ended September 30, 2026. Acadian LLC key employee distributions for certain tiers of equity are calculated after an earnings threshold is met, whereby no distributions are made to these equity holders when earnings are below the threshold. Acadian LLC key employee distributions attributable to Quant & Solutions increased 117.9%. The change in Acadian LLC key employee distributions during the nine months ended September 30, 2026 is driven by higher operating earnings and the leveraged nature of this distribution share. Quant & Solutions ENI general and administrative expense increased 32.0% primarily due to higher sales-based compensation, as well as higher system, portfolio administrative, and consulting costs.
Unallocated corporate expense
The following table identifies unallocated corporate expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Unallocated corporate expenses(1)	$4.4	$4.2	$14.0	$13.5

(1)Unallocated corporate expenses are presented on a U.S. GAAP basis.

Three months ended September 30, 2026 compared to three months ended September 30, 2025: Unallocated corporate expense increased $0.2 million, or 4.8%, from $4.2 million for the three months ended September 30, 2025 to $4.4 million for the three months ended September 30, 2026. The increase was driven by higher compensation and benefits and higher general and administrative expenses.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025: Unallocated corporate expense increased $0.5 million, or 3.7%, from $13.5 million for the nine months ended September 30, 2025 to $14.0 million for the nine months ended September 30, 2026. The increase was driven by higher compensation and benefits, slightly offset by lower general and administrative expenses.
Capital Resources and Liquidity
    Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Cash provided by (used in)(1)
Operating activities	$100.3	$63.5
Investing activities	(24.7)	8.7
Financing activities	(27.0)	(50.1)

(1)Excludes consolidated Funds.
Comparison for the nine months ended September 30, 2026 and 2025
Net cash from operating activities, excluding consolidated Funds, changed by $36.8 million, from net cash provided of $63.5 million for the nine months ended September 30, 2025 to net cash provided of $100.3 million for the nine months ended September 30, 2026, driven by changes in net income offset by changes in operating assets and liabilities period-over-period. In the nine months ended September 30, 2026, net cash from investing activities, excluding consolidated Funds, changed by $(33.4) million, from $8.7 million provided in the nine months ended September 30, 2025 to $(24.7) million used in the nine months ended September 30, 2026, driven by higher fixed asset additions and net purchases of investment securities in the nine months ended September 30, 2026. Net cash from financing activities, excluding consolidated Funds, changed by $23.1 million, from $(50.1) million used in the nine months ended September 30, 2025 to $(27.0) million used in the nine months ended September 30, 2026, primarily due to lower share repurchases in the nine months ended September 30, 2026.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net income attributable to controlling interests	$35.5	$15.1	$87.1	$45.3
Net interest expense to third parties	2.4	3.7	7.7	11.9
Income tax expense	14.4	7.4	37.0	20.2
Depreciation and amortization	4.3	4.1	11.6	12.5
EBITDA	$56.6	$30.3	$143.4	$89.9
Non-cash compensation costs, including revaluation of Acadian LLC key employee-owned equity and profit interests	21.4	17.2	73.8	37.6
Gain on seed and co-investments	(2.8)	(2.2)	(10.5)	(7.4)
Restructuring(1)	(0.1)	(0.2)	0.1	(0.7)
Adjusted EBITDA	$75.1	$45.1	$206.8	$119.4
ENI net interest expense to third parties	(0.9)	(2.3)	(3.5)	(7.7)
Depreciation and amortization(2)	(6.0)	(5.0)	(16.3)	(14.5)
Tax on economic net income	(19.9)	(10.6)	(53.6)	(26.8)
Economic net income	$48.3	$27.2	$133.4	$70.4

(1)The three and nine months ended September 30, 2026 includes legal-related restructuring costs of $0.1 million. The three and nine months ended September 30, 2025 includes $(0.2) million and $(0.7) million, respectively, of severance-related items.
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
    Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. As of September 30, 2026, we have $150.0 million in cash and cash equivalents and $112.6 million in seed capital investments.

    Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	September 30, 2026	December 31, 2025	Interest rate	Maturity
Revolving credit facility:
$175 million revolving credit facility	$—	$—	Variable rate	October 28, 2028
Total revolving credit facility	$—	$—
Third party borrowings:
$200 million Delayed Draw Term Loan Due October 28, 2028	$200.0	$200.0	Variable rate	October 28, 2028
Total third party borrowings	$200.0	$200.0
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
Financial covenants under the Term Facility include the quarterly maintenance by Acadian LLC of (i) a maximum Consolidated Net Leverage Ratio (as defined in the DDTL Credit Agreement) of not greater than 2.5x and (ii) a minimum Consolidated Interest Coverage Ratio (calculated as the ratio of Acadian LLC Consolidated EBITDA (as defined in the DDTL Credit Agreement), divided by Acadian LLC interest expense for the four consecutive fiscal quarters ended on or immediately prior to the date of determination) of not less than 4.0x. For purposes of calculating the Consolidated Net Leverage Ratio, the DDTL Credit Agreement refers to Consolidated Funded Indebtedness (as defined in the DDTL Credit Agreement) minus unrestricted cash at Acadian LLC. At September 30, 2026, Acadian LLC’s Leverage Ratio was 0.5x and Acadian LLC’s Interest Coverage Ratio was 29.3x.
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
As of September 30, 2026, Acadian LLC had unused lines of credit of $172.5 million comprised of undrawn commitments on the revolving credit facility of $175.0 million less a $2.5 million letter of credit with Bank of America related to one of Acadian LLC’s current office spaces.

Other Compensation Liabilities
Other compensation liabilities principally consist of cash-settled Acadian LLC equity and profit interests liabilities held by certain key employees, and voluntary deferred compensation plans. The following table summarizes our other compensation liabilities as of each of the dates indicated:

	September 30, 2026	December 31, 2025
($ in millions)
Share-based payments liability	$47.3	$37.0
Profit interests compensation liability	112.9	54.0
Voluntary deferral plan liability	39.3	37.9
Total	$199.5	$128.9
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
Additionally, we have recorded accrued incentive compensation of $129.0 million and $129.9 million on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Included within the accrued incentive compensation balance is the vested portion of our deferred compensation pool. The deferred compensation pool is primarily based on a contractual percentage of Acadian LLC performance fee revenues and post-bonus profits, and is subject to a three-year vesting period. Compensation expense is recognized over the requisite service period. Remaining unamortized compensation expense related to the unvested portion of the deferred compensation pool of $6.7 million, $17.9 million and $8.3 million is expected to be recognized in the years ending December 31, 2026, 2027 and 2028, respectively.

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
Our model for assessing the impact of market risk on our results uses September 30, 2026 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2026. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The impact that market changes have on performance fee eligible accounts varies due to high-water marks and other measurement hurdles which are not factored in this analysis. Changes in performance fee revenues could be significant in each period. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2026.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 44% of our ENI cost structure is variable, representing variable compensation and Acadian LLC key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Acadian LLC key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected to calculate profit after tax.
The value of our assets under management was $239.6 billion as of September 30, 2026. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $75 million based on our effective weighted average fee rate of approximately 32 basis points in the most recent quarter. Approximately $29 billion, or 12%, of our AUM, are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have a $4 million impact to our gross performance fees based on our trailing twelve-month performance fees of $37 million as of September 30, 2026. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $30 million in our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2026.

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

•Our equity markets-based AUM includes U.S., global, non-U.S. and emerging markets equities (including small cap through large cap securities). A 10% increase or decrease in equity markets would cause our approximately $239 billion of equity assets under management to increase or decrease by $24 billion, resulting in a change in annualized management fee revenue of $75 million and an annual change in post-tax economic net income of approximately $28 million given our cost structure, operating model, and effective weighted average fee rates of 32 basis points at the current mix of strategies as of September 30, 2026. Approximately $29 billion, or 12%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2026.
•Foreign currency AUM includes equity assets denominated in foreign currencies. Assuming that all other factors remain constant, including client activity and asset flows and pricing, we estimate that a 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $158 billion of foreign currency denominated AUM to increase or decrease by $16 billion, resulting in a change in annualized management fee revenue of $61 million and an annual change in post-tax economic net income of $23 million, based on effective weighted average fees earned on our foreign currency denominated AUM of 38 basis points at the mix of strategies as of September 30, 2026. Approximately $19 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, the majority are in accounts for which performance fees are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1 million impact from performance fees on our post-tax economic net income. The analysis is based on our operating model, effective cost and fee structure in the quarter ended September 30, 2026.
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
Interest Rate Risk
We are exposed to interest rate risks primarily through borrowings under Acadian LLC’s revolving credit facility and Delayed Draw Term Loan. Interest on borrowings under the revolving credit facility and Delayed Draw Term Loan is based upon variable interest rates. There were no borrowings under the credit facility as of September 30, 2026. We currently do not hedge against interest rate risk. As of September 30, 2026, a hypothetical 10% change in interest rates would have resulted in an immaterial change to our interest expense during the nine months ended September 30, 2026.

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 5.  Other Information.
During our fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline eXtensible Business Reporting Language

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadian Asset Management Inc.

Dated:	November 5, 2026

		By:	/s/ Kelly Young
Kelly Young President and Chief Executive Officer (principal executive officer)

/s/ Scott Hynes
Scott Hynes Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Christina Wiater
Christina Wiater Senior Vice President and Chief Accounting Officer (principal accounting officer)